Form 10-Q
period 1999-06-30
ONLINE RESOURCES & COMMUNICATIONS CORP
filed 1999-08-13
CIK 888953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

                         Commission File Number 0-26123

                  ONLINE RESOURCES & COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              52-1623052
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)

7600 Colshire Drive, McLean, Virginia                                      22102
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (703) 394-5100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal years,
                          if changes since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes N/A    No
                                                                ----      -----
                                                            Yes        No   X
                                                                ----      -----

     As of August 12, 1999 there were 10,826,531 shares of the issuer's common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                ONLINE RESOURCES

                                 BALANCE SHEETS


                                                                                          DECEMBER 31,              JUNE 30,
                                                                                              1998                    1999
ASSETS                                                                                                            (unaudited)
Current assets:
     Cash and cash equivalents                                                           $      3,471,620      $        30,727,475
     Escrow deposit                                                                               400,985                        -
     Accounts receivable (net of allowance of approximately $52,000
     at December 31, 1998, and June 30, 1999)                                                     933,585                1,390,146
     Prepaid expenses and other current assets                                                    921,247                  435,067
                                                                                        ------------------    ---------------------
          Total current assets                                                                  5,727,437               32,552,688

Property and equipment, net                                                                     3,166,019                3,248,058
Other assets                                                                                      527,972                  229,284
                                                                                        ------------------    ---------------------
          Total assets                                                                   $      9,421,428      $        36,030,030
                                                                                        ==================    =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                    $      1,707,675      $         1,613,834
     Accrued expenses and other current liabilities                                               809,019                  607,101
     Accrued wages                                                                                425,703                  345,877
     Deferred revenues                                                                            678,117                  675,553
     Current portion of capital lease obligations                                                 614,585                  651,323
     Current portion of long term debt                                                            711,962                        -
     Current portion of notes payable to related parties                                          200,000                        -
                                                                                       -------------------   ---------------------
          Total current liabilities                                                             5,147,061                3,893,688

Capital lease obligation                                                                          605,322                  521,230
Long term debt (net of unamortized  discount of $506,861 at December 31, 1998)
    less current portion                                                                        8,525,467                        -
Put option liability                                                                              362,700                        -
Other noncurrent liabilities                                                                      193,400                        -
                                                                                        ------------------    ---------------------
          Total Liabilities                                                                    14,833,950                4,414,918
Commitments
Redeemable convertible Preferred Stock, $0.01 par value
    Series B redeemable convertible preferred stock; 100,000 shares designated, 1,000
    shares issued and outstanding at December 31, 1998.                                           120,854                        -
    Series C redeemable convertible preferred stock; 287,000 shares designated,
    224,700 shares issued and outstanding at December 31, 1998.                                25,655,400                        -
                                                                                         -----------------    ---------------------
           Total redeemable convertible Preferred Stock                                        25,776,254                        -
Stockholders' equity (deficit)
Series A convertible preferred stock, $0.01 par value; 1,000,000 shares
authorized, 795,000 shares issued and outstanding at December 31, 1998.                             7,950                        -
Common stock, $.0001 par value; 35,000,000 shares authorized, 4,053,653, and
10,826,531 issued and outstanding at December 31, 1998 and June 30, 1999, respectively.               405                    1,083

Additional paid-in capital                                                                     11,078,308               82,111,403
Deferred stock compensation                                                                             -                (301,928)
Accumulated deficit                                                                          (41,937,066)             (49,655,831)
Receivable from the sale of common stock                                                        (338,373)                (539,615)
                                                                                        ------------------    ---------------------
        Total stockholders' equity (deficit)                                                 (31,188,776)               31,615,112
                                                                                        ------------------    ---------------------
        Total liabilities and stockholders' equity (deficit)                                   $9,421,428              $36,030,030
                                                                                        ==================    =====================

See accompanying notes to unaudited interim financial statements.

                                ONLINE RESOURCES

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                  JUNE 30,                                JUNE 30,
                                                         1999                  1998             1999                    1998
                                                     --------------       ------------      ------------           ------------
Revenues:
   Core services                                       $    997,655       $    484,642     $   1,793,584           $    964,051
   Support services                                         481,629            123,671           831,328                228,993
   Implementation fees                                      419,700            274,100           720,509                433,925
   Related products                                          80,597             63,037           137,856                138,221
                                                     --------------       ------------     -------------           ------------
     Total revenues                                       1,979,581            945,450         3,483,277              1,765,190


Expenses:
   Cost of revenues                                       2,099,272          1,513,971         4,005,188              2,882,774
                                                     --------------       ------------     -------------           ------------
                                                          (119,691)          (568,521)         (521,911)            (1,117,584)

   General & administrative                                 757,640            543,781         1,552,814              1,065,178
   Selling and marketing                                  1,229,147            731,935         2,212,428              1,465,762
   Systems and development                                  945,903            607,131         1,850,258              1,154,159
                                                     --------------       ------------     -------------           ------------
                                                          2,932,690          1,882,847         5,615,500              3,685,099
                                                     --------------       ------------     -------------           ------------
Loss from operations                                    (3,052,381)        (2,451,368)       (6,137,411)            (4,802,683)
Other income (expense):
   Interest Income                                          105,458             44,001           147,167                 56,127
   Interest expense                                       (401,413)          (329,548)         (843,114)              (403,789)
   Other                                                          -            (5,347)                 -               (14,976)
                                                     --------------       ------------     -------------           ------------
     Total other income (expense)                         (295,955)          (290,894)         (695,947)              (362,638)

                                                     --------------       ------------     -------------           ------------
Loss before extraordinary loss                          (3,348,336)        (2,742,262)       (6,833,358)            (5,165,321)
Extraordinary debt extinguishment loss                    (885,407)                  -         (885,407)                      -
                                                     --------------       ------------     -------------           ------------
Net loss                                                (4,233,743)        (2,742,262)       (7,718,765)            (5,165,321)
Preferred stock accretion                                 (970,532)        (1,016,568)       (2,236,716)            (2,052,153)
Beneficial return on preferred shares                             -                  -       (2,668,109)                      -
                                                     --------------       ------------     -------------           ------------
Net loss available to common stockholders              $(5,204,275)       $(3,758,830)     $(12,623,590)           $(7,217,474)
                                                     ==============       ============     =============           ============
Basic and diluted loss per share:

   Available to common stockholders before
     extraordinary item                                   $  (0.71)          $  (0.94)        $   (2.31)              $  (1.81)
   Extraordinary loss                                        (0.15)                  -            (0.17)                      -
   Available to common stockholders                          (0.86)             (0.94)            (2.48)                 (1.81)


Pro forma basic and diluted loss per share:


   Available to common stockholders before
     extraordinary item                                   $  (0.50)          $  (0.59)        $   (1.47)              $  (1.14)
   Extraordinary loss                                        (0.10)                  -            (0.11)                      -
   Available to common stockholders                          (0.60)             (0.59)            (1.58)                 (1.14)

Shares used in calculation of loss per share:
   Basic and diluted                                      6,076,225          3,994,195         5,080,538              3,990,097
   Pro forma basic and diluted                            8,615,999          6,345,155         7,982,313              6,341,057

See accompanying notes to interim unaudited financial statements.

                  ONLINE RESOURCES & COMMUNICATIONS CORPORATION

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                            SIX MONTHS ENDED JUNE 30,
                                                            1999                 1998
                                                       ----------------------------------
OPERATING ACTIVITIES
Net loss                                                 $(7,718,765)        $(5,165,321)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Depreciation                                                490,291             371,891
  Amortization                                                199,488              52,356
  Extraordinary debt extinguishment loss                      885,407                   -
  Compensation expense related to
     issuance of common stock                                 146,733                   -
  Provision for losses on accounts
     receivable                                                     -             (6,671)
  Changes in assets and liabilities:
     Accounts receivable                                    (456,561)            (12,170)
     Inventory                                                      -                   -
     Prepaid expenses and other
       current assets                                          36,180           (289,332)
     Escrow deposit                                           400,985           (824,637)
     Other assets                                            (69,996)                  -
     Accounts payable                                        (93,841)            (44,328)
     Accrued expenses                                       (475,144)           (126,424)
     Deferred revenues                                        (2,564)             101,325
                                                      ----------------   -----------------
Net cash used in operating activities                     (6,657,787)         (5,943,311)

INVESTING ACTIVITIES
Purchase of property and equipment                          (337,467)           (461,174)
                                                      ----------------   -----------------
Net cash used in investing activities                       (337,467)           (461,174)

FINANCING ACTIVITIES
Proceeds from issuance of common
  stock                                                    38,978,615              16,444
Purchase of treasury stock                                   (50,000)                   -
Net proceeds from issuance of Series C
redeemable convertible preferred stock                      5,349,000                   -
Proceeds from issuance of long-term debt                            -           8,434,000
Proceeds from issuance of long-term
  debt to related parties                                           -             250,000
Repayment of capital lease
  obligations                                               (282,216)           (156,400)
Repayment of long-term debt                               (9,744,290)            (47,205)
Repayment of long-term debt to
  related parties                                                   -           (200,000)
                                                      ----------------   -----------------
Net cash provided by financing activities                  34,251,109           8,296,839
                                                      ----------------   -----------------

Net increase (decrease) in cash and
  cash equivalents                                         27,255,855           1,892,354
Cash and cash equivalents at
  beginning of period                                       3,471,620           1,855,809
Cash and cash equivalents at end of                   ----------------   -----------------
  period                                                 $ 30,727,475         $ 3,748,163
                                                      ================   =================

See accompanying notes to unaudited interim financial statements.

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Online Resources & Communications Corporation (the "Company") is a provider of interactive financial services to the banking and financial services industry in the United States. The Company provides its financial institution clients with an outsourced "privately branded" service enabling their consumers and small business customers (end users) to perform bill paying, cash management, securities trading and other financial services from their homes, offices and other places of convenience.

INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 1998, included in our prospectus, dated June 4, 1999, filed with the Securities and Exchange Commission in connection with our initial public offering. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2. INITIAL PUBLIC OFFERING

     On June 4, 1999, the Company completed an initial public offering of 3,100,000 shares of its common stock. The offered shares generated proceeds, net of underwriting commissions, to the Company of approximately $40 million and this was further reduced by an additional $1 million of other related offering costs. Concurrent with the offering, all 1,071,779 shares of our convertible preferred stock automatically converted into 3,571,559 shares of common stock.

     Approximately $9.4 million of the proceeds from the initial public offering were used to retire outstanding notes payable. During the six month period, prior to the debt extinguishment, the Company had previously paid down $344,000 of debt. The early extinguishment of the notes resulted in the Company incurring an extraordinary loss of $885,407 related to unamortized debt discounts and deferred finance fees.

3. NET LOSS PER COMMON SHARE

     Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Pro forma net loss per share is computed using the weighted average number of shares used for basic and diluted per share amounts and the weighted average redeemable convertible preferred stock outstanding as if such shares were converted to common stock at the time of issuance.


                                                       THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                  -------------------------------------    ---------------------------------------
                                                          1999                1998                  1999                 1998
                                                  -----------------  ------------------    ------------------   ------------------
Loss before extraordinary item                      $  (3,348,336)     $   (2,742,262)       $   (6,833,358)      $   (5,165,321)
Preferred stock accretion                                (970,532)         (1,016,568)           (2,236,716)          (2,052,153)
Beneficial return on preferred shares                           -                   -            (2,668,109)                   -
                                                  -----------------  ------------------    ------------------   ------------------
Loss available for common stockholders before
    extraordinary item                                 (4,318,868)         (3,758,830)          (11,738,183)          (7,217,474)
Extraordinary item                                       (885,407)                  -              (885,407)                   -
                                                  -----------------  ------------------    ------------------   ------------------
Net loss available for common stockholders          $  (5,204,275)     $   (3,758,830)       $  (12,623,590)      $   (7,217,474)
                                                  =================  ==================    ==================   ==================

Weighted average number of common shares                6,076,225           3,994,195             5,080,538            3,990,097
Effect of dilutive securities:

Stock options                                                           -                -                 -                 -
Warrants                                                                -                -                 -                 -
Redeemable convertible preferred stock                                  -                -                 -                 -
                                                            ---------------  ---------------   ---------------  ---------------
Adjusted weighted average shares and assumed
    conversions                                                 6,076,225        3,994,195         5,080,538         3,990,097
                                                            ===============  ===============   ===============  ===============
Pro forma adjustment for redeemable convertible
    preferred stock                                             2,539,774        2,350,960         2,901,775         2,350,960

Pro forma weighted average shares                               8,615,999        6,345,155         7,982,313         6,341,057

Loss per share:
    Basic and diluted before extraordinary item              $     (0.71)    $      (0.94)      $     (2.31)     $      (1.81)
    Extraordinary loss                                       $     (0.15)               -       $     (0.17)                 -
    Basic and diluted                                        $     (0.86)    $      (0.94)      $     (2.48)     $      (1.81)


    Pro forma basic and diluted before extraordinary item    $     (0.50)    $      (0.59)      $     (1.47)     $      (1.14)
    Extraordinary loss                                       $     (0.10)               -       $     (0.11)                 -
    Pro forma basic and diluted                              $     (0.60)    $      (0.59)      $     (1.58)     $      (1.14)

     Due to their antidulitive effects, outstanding shares of preferred stock, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share for all periods presented.

4. ISSUANCE OF SERIES C PREFERRED STOCK

     During December 1998, the Company issued 50,451 shares of Series C Preferred Stock for total proceeds of approximately $5 million. From January through March 1999, the Company issued 49,034 shares of Series C Preferred Stock for total proceeds of approximately $4.9 million. The Company also issued 2,038 shares of Series C Preferred Stock for the conversion of a $200,000 related party note plus accrued interest of $3,800 at December 31, 1998. All preferred shares converted into common stock at the time of the IPO. In addition to the Series C Shares, each stockholder who purchased such shares between December 1998 thru March 1999 received a warrant to purchase shares of common stock up to 30% of the stockholder's investment at an exercise price of $8.42 per share. The warrants have a five year life. The number of shares each warrant holder is able to purchase is contingent upon the average closing price of the Company's common stock for the twenty day period following the initial two week period the stock has traded. Based on the average closing price of the common stock during the period mentioned above which ended on July 16, 1999, the holders of the Preferred Stock ultimately received warrants to purchase 247,476 shares of common stock at an exercise price of $8.42 per share.

     The Company recorded a deemed beneficial return in the amount of $2.7 million to the investors that purchased the Series C Preferred Stock during 1999 due to the Series C Preferred Stock being convertible into common stock at a discount from fair value at the time of issuance.

5. REVERSE STOCK SPLIT

     Effective May 2, 1999, the Board of Directors of the Company approved a 1 for 2.8056787 reverse stock split of the Company's $0.0001 par value common stock. All references in the accompanying financial statements to the number of shares of common stock and per share amounts have been restated to reflect this split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE

     This Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to:

     - Forecasts of growth in business-to-business electronic commerce, and growth in the number of consumers using online banking and billpaying services;

     - Statements regarding Online Resources' preparedness for the Year 2000 date change and trends in Online Resources' revenues, expense levels, and liquidity and capital resources;

     - Statements regarding Online Resources' plans for growth of the Financial Services Center;

     - Statements about the sufficiency of the proceeds from Online Resources' IPO and cash balances to meet currently planned working capital and capital expenditure requirements; and

     - Other statements identified or qualified by word such as "likely", "will", "suggest", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "seek", "intend" and other similar words that signify forward-looking statements.

These forward-looking statements represent the best judgment of Online Resources as of the date of the Quarterly Report on Form 10-Q, and Online Resources cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in the Prospectus dated June 4, 1999 of Online Resources. These risks include, among others, the following:

  -   our history of losses and anticipation of future losses;

  -   our dependence on the marketing efforts of third parties;

  -   the potential fluctuations in our operating results;

  -   our potential need for additional capital;

  - our potential inability to expand our services and related products in the event of substantial increases in demand for these services and related products;

  -   our competition;

  -   our ability to attract and retain skilled personnel;

  -   our reliance on our patents and other intellectual property;

  -   the early stage of market adoption of the services we offer; and

  -   consolidation of the banking and financial services industry.

OVERVIEW

     We are a leading provider of electronic commerce services that enable regional and community financial institutions to provide Internet and other online banking services to their retail customers under such financial institution's name. In 1992, we began offering banking and billpaying services through our screen-based telephone. In 1993, our real-time ATM network-based processing patent was issued. In 1995, additional PC and conventional telephone access capabilities were added, as were third-party brokerage services. In 1996, in response to the rapid growth of the Internet, we launched Internet banking and billpaying services. In November 1998, we launched our Financial Services Center which currently offers our clients' retail customers loan approval, insurance, investment information and securities trading through third-party partners.

     We derive revenue from long-term service contracts with our financial institution clients, who pay us recurring fees based primarily on the number of their retail customers enrolled and transaction volumes, as well as an upfront implementation fee. Our financial institution clients typically subsidize some or all of our fees when reselling our services to their retail customers, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products. As a network-based service provider, we have made substantial up-front investments in infrastructure. We believe our financial performance and operating leverage will be based primarily on increasing retail customer subscriptions and transaction volumes over a relatively fixed cost base.

     Our current sources of revenue are from core services, support services, implementations and selling related products. We expect that our primary source of revenue growth will come from core services and support services as a result of continued growth of retail customers.

     Core Services. Our primary source of revenue is from providing core services which include banking and billpaying for which we charge our financial institution clients a fixed monthly fee based on the number of their retail customers who use our service. We recognize revenue from core services as provided.

     Support Services. Support services include our customer service center, Web page design and hosting, consumer marketing, information reporting, administrative services, and communications services. Fees for these services are closely tied to the number of retail customers and are bundled as either fixed price monthly charges, fixed price project fees, or hourly billings.

     Implementation. We generate revenue from implementation of our fully integrated services to our financial clients. Implementation fees are paid on a one time basis at signing and recognized as revenue using the percentage of completion method tied to pilot and launch milestones.

     Related Products. We also derive revenue from sales of related enabling products and software at fixed prices, including our PC software, screen-based telephone and customer service software. These have not been a significant source of revenue.

     Historically, the majority of our resources have been directed to creating our proprietary Opus(SM) system. Our proprietary system enables us to provide a broad range of services to our financial institutional clients including online banking, billpaying, and access to complementary financial services supported by our customer call center, marketing services and other support services. While investment to date has been significant, we believe the infrastructure we have built will enable us to support our anticipated growth over the next several years with only nominal incremental cost for additional retail customers.

FINANCIAL CONDITION

     Since our founding, we have incurred high costs to create our infrastructure, while generating low revenues. As a result, we have historically experienced large operating losses and negative cash flow. At June 30, 1999, we had accumulated deficits of $49.7 million and net property and equipment of $3.2 million. We have funded our operations primarily through the issuance of equity and debt securities. Ongoing working capital requirements will primarily consist of personnel costs related to enhancing and maintaining our Opus(SM) system. We expect to continue to incur losses in the near future.

     As of June 30, 1999 the Company had $30.7 million in cash and cash equivalents as compared to $3.5 million for the fiscal year ending December 31, 1998. The increase in cash results from our initial public offering of 3.1 million shares of common stock at an initial public offering price of $14.00 per share. We received proceeds, net of underwriting commissions, of approximately $40 million in cash and this was further reduced by an additional $1 million of other related offering costs. On June 10, 1999 we used $9.4 million of the net proceeds to pay off corporate debt. Total liabilities decreased from $14.8 million as of December 31, 1998 to $4.4 million as of June 30, 1999 primarily as a result of the $9.4 million debt payment. During the six month period, prior to the debt extinguishment, the Company had already paid down $344,000 of debt. Concurrent with the initial public offering, all 1,071,779 shares of our convertible preferred stock automatically converted into 3,571,559 shares of common stock which resulted in a $25.8 million decrease in redeemable convertible preferred stock from $25.8 million as of December 31, 1998 to $0 as of June 30, 1999.

     Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30,
1998.

     Revenues. We derive revenues from providing core services, support services, implementations and from selling related products. Revenues increased 109% to $2.0 million for the three months ended June 30, 1999 as compared to $945,000 for the three months ended June 30, 1998. This increase was primarily attributable to a 106% increase in core services fees and a 289% increase in support services fees which were driven by having on average 217% more retail customers for the three months ended June 30, 1999 compared to the average retail customers for the three months ended June 30, 1998. Additionally, implementation fees grew 53% as a result of increases in sales and clients launched onto our system.

     Cost of Revenues. Cost of revenues primarily includes telecommunications, payment processing, system operations, customer service, implementation and related products. Cost of revenues increased 39% to $2.1 million for the three months ended June 30, 1999 as compared to $1.5 million for the three months ended June 30, 1998. This increase was primarily due to a 175% increase in customer service costs and a 63% increase in payment processing costs as a result of increased support staff and transactional costs associated with the increase in the number of retail customers.

     General and Administrative. General and administrative expenses primarily consist of salaries for executives, administrative and financial control personnel and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased 39% to $758,000 for the three months ended June 30, 1999 as compared to $544,000 for the three months ended June 30, 1998. The increase in general and administrative expenses results from a 32% increase in salaries and benefits associated with additional staffing and a 41% increase in rent and depreciation associated with the expansion of the corporate facilities.

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. We have 35 marketing partners who act as resellers of our services. We have no obligation to these marketing partners other than to provide services sold to financial institutions by the marketing partners and to pay commissions to them on the sales. The marketing partners have no obligations to us other than to re-sell our services. Sales and marketing expenses increased 68% to $1.2 million for the three months ended June 30, 1999 as compared to $732,000 for the three months ended June 30, 1998. Approximately $117,000 or 25% of this increase was attributable to the consumer marketing group which was formed in order to provide marketing support to our clients. Additionally, $50,000 or 11% of this increase is attributable to increased sales salaries and benefits as the result of new sales representatives and $94,000 or 21% of this increase is attributable to increased sales commissions as the result of an increase in the number of financial institutions signed.

     Systems and Development. Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the development of new services and products, and new technology to enhance existing products. System and development expenses increased 56% to $946,000 for the three months ended June 30, 1999 as compared to $607,000 for the three months ended June 30, 1998. This increase was primarily attributable to costs associated with a technical staff expansion to support the enhancement of our systems, which resulted in a 19% increase in salaries and benefits and a 321% increase in consulting services.

     Other Income and Expense. Interest income increased to $105,000 for the three months ended June 30, 1999 as compared to $44,000 for the three months ended June 30, 1998. The increase was due to the investment of the IPO cash proceeds during the period from June 9, 1999 to June 30, 1999. Interest expense increased 22% to $401,000 for the three months ended June 30, 1999 as compared to $330,000 for the three months ended June 30, 1998. The increase in interest expense is a result of $2 million in additional senior debt incurred during June of 1998 which remained outstanding through June 10, 1999. On June 10, 1999 the Company extinguished $9.4 million of corporate debt.

    For the three months ended June 30, 1999 and 1998 the basic and diluted loss per share from operations was $(0.50) and $(0.61), respectively, and the pro forma loss per share from operations was $(0.35) and $(0.39), respectively.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998.

     Revenues. Revenues increased 97% to $3.5 million for the six months ended June 30, 1999 as compared to $1.8 million for the six months ended June 30, 1998. This increase was primarily attributable to a 86% increase in core services fees and a 263% increase in support services fees which were driven by having on average 196% more retail customers for the six months ended June 30, 1999 compared to the average retail customers for the six months ended June 30, 1998. Additionally, implementation fees increased 66% as a result of increases in sales and clients launched onto our system.

     Cost of Revenues. Cost of revenues increased 39% to $4.0 million for the six months ended June 30, 1999 as compared to $2.9 million for the six months ended June 30, 1998. This increase was primarily due to a 168% increase in customer service costs and a 65% increase in payment processing costs as a result of increased support staff and transactional costs associated with the 196% increase in the number of retail customers.

     General and Administrative. General and administrative expenses increased 46% to $1.6 million for the six months ended June 30, 1999 as compared to $1.1 million for the six months ended June 30, 1998. The increase in general and administrative expenses results from a 32% increase in salaries and benefits associated with additional staffing and a 29% increase in rent and depreciation associated with the expansion of the corporate facilities.

     Sales and Marketing. Sales and marketing expenses increased 51% to $2.2 million for the six months ended June 30, 1999 as compared to $1.5 million for the six months ended June 30, 1998. Approximately $217,000 or 31% of this increase was attributable to the consumer marketing group which was formed in order to provide marketing support to our clients. The remaining increase is primarily attributable to increased sales salaries and commissions as the result of new sales representation and increased institutional sales.

     Systems and Development. System and development expenses increased 60% to $1.9 million for the six months ended June 30, 1999 as compared to $1.2 million for the six months ended June 30, 1998. This increase was primarily attributable to costs associated with a technical staff expansion to support the enhancement of our systems, which resulted in a 17% increase in salaries and benefits and a 309% increase in consulting services.

     Other Income and Expense. Interest income increased to $147,000 for the six months ended June 30, 1999 as compared to $56,000 for the six months ended June 30, 1998. The increase was due to the investment of the IPO cash proceeds during the time period from June 9, 1999 to June 30, 1999. Interest expense increased 109% to $843,000 for the six months ended June 30, 1999 as compared to $404,000 for the six months ended June 30, 1998. The increase in interest expense is the result of equipment financing loans and the $8 million in senior debt incurred on March 31 and June 30, 1998 and outstanding through June 10, 1999. The company paid off $9.4 million of corporate debt on June 10, 1999.

     For the six months ended June 30, 1999 and 1998 the basic and diluted loss per share from operations was $(1.21) and $(1.20), respectively, and the pro forma loss per share from operations was $(0.77) and $(0.76), respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have primarily financed our operations through private placements of our common and preferred stock and the issuance of debt. We have also entered into various capital lease financing agreements. In June 1999, we closed our initial public offering of 3.1 million shares of common stock at an initial public offering price of $14.00 per share. Net of underwriting commissions, we received cash proceeds of approximately $40 million in cash, and this was reduced further by an additional $1 million of other related offering costs. At June 30, 1999, we had approximately $30.7 million of cash and cash equivalents.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998.

     Net cash used in operating activities was $6.7 million for the six months ended June 30, 1999 as compared to $5.9 million in the six months ended June 30, 1998. Cash used in the six months ended June 30, 1999 resulted primarily from a net loss of $7.7 million. This was partially offset by $1.6 million in depreciation and amortization expenses and a $401,000 decrease in escrow deposits. Cash used in operating activities in the six months ended June 30, 1998 was primarily attributable to a net loss of $5.2 million, and a increase in escrow deposits of $825,000.

     Net cash used in investing activities in the six months ended June 30, 1999 was $337,000, substantially all of which was used to purchase fixed assets, as compared to $461,000 in the six months ended June 30, 1998.

     Net cash provided by financing activities was $34.3 million in the six months ended June 30, 1999 as compared to $8.3 million in the six months ended June 30, 1998. Net proceeds from the IPO, net underwriting discounts and offering costs, were $39.0 million, of which $9.4 million was used to pay down existing debt. During the six month period, prior to the debt extinguishment payment, the Company had previously paid down $344,000 of debt. During the six months ended June 30, 1998 $8.3 million in cash provided by financing activities was the result of loan proceeds. Prior to the IPO, Online Resources financed its operations primarily through the sale of its equity securities and debt securities in private placements. At June 30, 1999 Online Resources had cash and cash equivalents of $30.7 million, working capital of $28.7 million, long term obligations of $521,000 and stockholder equity of $31.6 million.

     Online Resources currently believes that cash balances will be sufficient to meet anticipated cash requirements through at least 2000. However, there can be no assurance that additional capital beyond the amounts currently forecasted by Online Resources will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required.

     In addition, until cash generated from operations is sufficient to satisfy our future liquidity requirements, we believe that we will be required to seek additional funds through issuance of additional equity or debt securities or through credit facilities. The sale of additional equity will result in dilution to our stockholders. Financing may not be available in the future in amounts or on terms acceptable to us, if at all.

IMPACT OF YEAR 2000 ISSUE ON THE OPERATIONS AND FINANCIAL CONDITION OF ONLINE RESOURCES

     Year 2000 Issue. Many computer programs, computer systems and other equipment that process or store date-related information by using two digits to represent the year cannot appropriately differentiate the century. As a result, these systems may not be able to accurately process data before, during or after the year 2000. While we believe that we have taken adequate steps to make sure that our systems are Year 2000 compliant and we do not believe that we will incur material costs to prepare for the Year 2000 date change, achieving complete Year 2000 compliance is subject to various risks and uncertainties. We acknowledge that the Year 2000 date change may lead to failures of systems that may have a material and adverse effect on our business.

     State of readiness. We have been aware of the Year 2000 issue since our inception in 1989 and have focused attention on making our business systems Year 2000 compliant since that time. We developed and deployed our Year 2000 compliant platform architecture starting in 1996. The business systems owned or operated by us directly affect our ability to provide our services or otherwise affect revenues or reliability. The failure of such systems ("Critical Systems") for a period of time could lead to unrecoverable consequences. To mitigate risks associated with the Year 2000 issue, we have adopted and executed a Year 2000 compliance program for our Critical Systems that included designation of a Year 2000 project team formulation and implementation of a Year 2000 project plan; systematic and comprehensive inventory assessment, remediation and testing of all Critical Systems; and contingency planning.

Our Year 2000 program included the following phases and components.

Phase 1: Awareness of Program
Phase 2: Assessment of Impact and Complexity
Phase 3: Remediation and Renovation
Phase 4: Validation and Testing
Phase 5: Implementation

As of June 30, 1999 the Year 2000 project team had substantially completed all phases and components of the Year 2000 project plan.

     Costs. We have incurred expenses of $508,000 through June 30, 1999 in connection with the 2000 program. All expenses relating to Year 2000 compliance has been incurred in the normal course of our business, as we have developed and acquired the necessary products, network components and services, and implemented specific client applications. The most significant costs to date have been those related to testing and certifying our systems with external parties, particularly ATM networks. The Year 2000 budget of $300,000 to $500,000 for fiscal 1999 is included within the current information systems budget. Prioritizing Year 2000 work within the context of the total budget is through submission and approval by the executive sponsors.

     Risks. If we failed to solve any Year 2000 compliance problem with one of our systems, the result could be a failure or interruption of normal business operations. We believe that, due to the relative newness of our systems, the comprehensive scope of our Year 2000 planning and program, and the remediation and testing undertaken and completed by our compliance team, the potential for significant interruptions to normal operations should be minimal. The primary risks of Year 2000 failures are those related to external service providers including telecommunications, electrical power, ATM networks, and financial and accounting systems that we rely upon daily. Worst-case risks inherent in this business include the following:

     - Protracted interruption of electrical power to our operations and data centers could materially and negatively impact our ability to provide online transaction processing and other services. As part of our disaster recovery program, we have an emergency power generation system and the capability to transfer all critical systems to the alternative source for a period of up to 60 days. However, electrical power interruptions that impact external telecommunication services could adversely impact us due to reliance on these systems for day-to-day business.

     - Protracted interruption of telecommunications and data network services to our operations facilities could materially and negatively impact our ability to provide data center operations. We have performed a detailed assessment of the components of our telecommunications infrastructure and tested our systems for compliance. We have contacted all critical external service providers and obtained assurances and information about the compliance programs of these companies. In some instances, we have identified alternative providers and requisitioned alternative service agreements.

     - The unforeseen failure of certain components of our "back office" and related systems could materially and negatively impact our business. However, as a function of business growth, these systems are planned to be retired before the end of 1999. As a contingency planning measure, we have performed a technical assessment of the current systems and their software applications in the event that the deployment of any Year 2000 compliant system is delayed beyond December, 1999.

     - In the course of business, we use software products and services provided by other companies and some of our systems interface to other companies' systems. We do not have any control over these third parties and we cannot guarantee that their products and systems will not suffer any adverse effects due to the Year 2000 issue that may have a material adverse effect on our business.

     Risk Management. From a risk management perspective, the types of potential losses related to Year 2000 issues include material or "property" losses due to data corruption, erasure, reduced system performance, or calculation errors, including loss of income. We may also face losses resulting from liability to an injured third party due to the use of our software or systems with a Year 2000 deficiency. We are attempting to mitigate losses by ensuring Year 2000 capability. In addition, we have reviewed and updated our general liability and other insurance policies to ensure that appropriate coverage is provided for the Year 2000 risks.

     Contingency Plans. Contingency plans have been established to mitigate the risks associated with Year 2000 compliance. If the Year 2000 project is not completed on time for any reason, we have solicited and received proposals from Year 2000 consulting specialists to fulfill the Year 2000 process including performance of tests and validation. Unexpected production problems could result in the utilization of Year 2000 staffing and system resources. In the unlikely scenario that we fail to successfully complete renovation or testing of mission-critical systems, Year 2000 specialists are contracted to complete the remediation process.

     Although we have taken appropriate steps to ensure that our business is not impacted by the date transition to Year 2000 dates, we are not responsible for, and we do not control the various telecommunications networks including voice and data communication carriers, the ATM networks, the Internet or other external parts of our technological environment and infrastructure.

     Forward-looking Statements. This Year 2000 discussion contains "forward-looking statements." Such statements including without limitation, anticipated costs and the dates by which we expect to complete certain actions, are based on management's best current estimates, which were derived based on numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant systems, the results of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, businesses and other third parties who are our sources, service providers, suppliers, and vendors to us, anticipated system costs, the adequacy of and ability to implement contigency plans, and similar uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio. At June 30, 1999 our investment portfolio consisted of $30,727,475 of cash and cash equivalents invested in demand deposit and overnight investment accounts. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 1999.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


     We are not a party to any litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On June 3, 1999, the Securities and Exchange Commission declared effective Online Resources' registration statement of Form S-1 (File No. 333-74777). Pursuant to this Registration Statement, Online Resources completed its initial public offering of 3,100,000 shares of its common stock at the price of $14.00 per share. The offering was managed by J.P. Morgan & Co., U.S. Bancorp Piper Jaffray, and Keefe, Bruyette & Woods, Inc.. Proceeds to Online Resources, net of offering costs from the offering, totaled approximately $39 million. Online Resources has used $9.4 million of the proceeds for the repayment of debt, and expects to use the remainder of such proceeds for, co-marketing programs directed to retail customers, and general corporate purposes, including capital expenditures and working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5. OTHER INFORMATION.

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (A) Exhibits.*
            3.1* Amended and restated certificate of incorportaion 3.2* Amended and restated bylaws
            (27) Financial Data Schedule

        (B) Form 8-Ks Reports
            Online Resources did not file any Form 8-K reports during the fiscal quarter ended June 30, 1999.


            * Incorporation by reference to the exhibit of the same number contained in the registration statement on Form S-1 filed with the Securities and Exchange Commission on April 26, 1999 (Registration number N333-74777).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        ONLINE RESOURCES & COMMUNCIATIONS CORPORATION

Date:           August 13, 1999                  By:     /s/ Matthew P. Lawlor
           -------------------------------              ---------------------
                                                        Matthew P. Lawlor
                                                        Chairman and Chief Executive
                                                        Officer (Principal Executive Officer)

Date:           August 13, 1999                  By:     /s/ George E. Northup
           -------------------------------              ---------------------
                                                        George E. Northup
                                                        Chief Financial Officer, Executive Vice President
                                                        (Principal Financial Officer)