Form 10-Q
period 1999-09-30
ONLINE RESOURCES & COMMUNICATIONS CORP
filed 1999-11-15
CIK 888953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999



                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE TRANSITION PERIOD FROM _________________ TO ___________________



                         COMMISSION FILE NUMBER 0-26123


                  ONLINE RESOURCES & COMMUNICATIONS CORPORATION
                   ------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                                     52-1623052
                    --------                                     ----------
  (STATE OR OTHER JURISDICTION OF INCORPORATION               (I.R.S. EMPLOYER
                OR ORGANIZATION)                             IDENTIFICATION NO.)


      7600 COLSHIRE DRIVE, McLEAN, VIRGINIA                         22102
      -------------------------------------                         -----
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


                                 (703) 394-5100
            --------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                 NOT APPLICABLE
         --------------------------------------------------------------
     (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEARS, IF CHANGES SINCE
                                  LAST REPORT)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                       YES    X       NO
                                           --------       ----------
                                       YES    X         NO
                                           --------       ----------


    As of November 15, 1999 there were 10,911,445 shares of the issuer's common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                 ONLINE RESOURCES & COMMUNICATIONS CORPORATION

                                 BALANCE SHEETS



                                                                                            DECEMBER 31,     SEPTEMBER 30,
                                                                                                1998             1999
            ASSETS                                                                                           (UNAUDITED)

            Current assets:

                 Cash and cash equivalents                                                  $  3,471,620    $  1,916,479
                 Escrow deposit                                                                  400,985               -
                 Investment in available for sale securities                                           -      24,635,567
                 Accounts receivable (net of allowance of approximately $52,000
                 at December 31, 1998, and September 30, 1999)                                   933,585       1,447,110
                 Prepaid expenses and other current assets                                       921,247       1,010,682
                                                                                            ------------    ------------
                      Total current assets                                                     5,727,437      29,009,838

            Property and equipment, net                                                        3,166,019       3,812,858
            Other assets                                                                         527,972         274,638
                                                                                            ------------    ------------
                      Total assets                                                          $  9,421,428    $ 33,097,334
                                                                                            ============    ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
            Current liabilities:
                 Accounts payable                                                           $  1,707,675    $  1,605,375
                 Accrued expenses and other current liabilities                                1,234,722         948,654
                 Deferred revenues                                                               678,117         622,763
                 Current portion of capital lease obligations                                    614,585         753,427
                 Current portion of long term debt                                               711,962               -
                 Current portion of notes payable to related parties                             200,000               -
                                                                                            ------------    ------------
                      Total current liabilities                                                5,147,061       3,930,219

            Capital lease obligation                                                             605,322         501,691
            Long term debt (net of unamortized  discount of $506,861 at December 31,
            1998) less current portion                                                         8,525,467               -
            Put option liability                                                                 362,700               -
            Other noncurrent liabilities                                                         193,400               -
                                                                                            ------------    ------------
                      Total Liabilities                                                       14,833,950       4,431,910
            Commitments
            Redeemable convertible Preferred Stock, $0.01 par value
                Series B redeemable convertible preferred stock; 100,000 shares
                    designated, 1,000 shares issued and outstanding at December 31, 1998.        120,854               -
                Series C redeemable convertible preferred stock; 287,000 shares
                    designated, 224,700 shares issued and outstanding at December 31, 1998.   25,655,400               -
                                                                                            ------------    ------------
                       Total redeemable convertible Preferred Stock                           25,776,254               -

            Stockholders' equity (deficit)
            Series A convertible preferred stock, $0.01 par value; 1,000,000 shares
                authorized, 795,000 shares issued and outstanding at December 31, 1998.            7,950               -
            Common stock, $.0001 par value; 35,000,000 shares authorized, 4,053,653, and
                10,880,444 issued and outstanding at December 31, 1998 and September 30,
                1999, respectively.                                                                  405           1,088

            Additional paid-in capital                                                        11,078,308      82,280,631
            Deferred stock compensation                                                                -        (254,083)
            Accumulated deficit                                                              (41,937,066)    (52,846,427)
            Receivable from the sale of common stock                                            (338,373)       (515,785)
                                                                                            ------------    ------------
                    Total stockholders' equity (deficit)                                     (31,188,776)     28,665,424
                                                                                            ------------    ------------
                    Total liabilities and stockholders' equity (deficit)                    $  9,421,428    $ 33,097,334
                                                                                            ============    ============

See accompanying notes to unaudited interim financial statements.

                 ONLINE RESOURCES & COMMUNICATIONS CORPORATION

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                               SEPTEMBER 30,                              SEPTEMBER 30,
                                                          1999                 1998                 1999                  1998
                                                  --------------------- -------------------- --------------------  -----------------
    Revenues:
       Core services                                  $ 1,241,553          $   583,070         $   3,035,137          $  1,547,121
       Support services                                   573,835              166,959             1,405,163               395,952
       Implementation fees                                412,198              354,509             1,132,707               788,434
       Related products                                    64,852               58,393               202,708               196,614
                                                      -----------          -----------         -------------          ------------
         Total revenues                                 2,292,438            1,162,931             5,775,715             2,928,121

    Expenses:
       Cost of revenues                                 2,357,048            1,538,946             6,362,236             4,421,720
                                                      -----------          -----------         -------------          ------------
                                                          (64,610)            (376,015)             (586,521)           (1,493,599)

       General & administrative                           970,507              564,323             2,523,321             1,629,501
       Selling and marketing                            1,346,232              853,876             3,558,660             2,319,638
       Systems and development                            994,046              601,616             2,844,304             1,755,775
                                                      -----------          -----------         -------------          ------------
                                                        3,310,785            2,019,815             8,926,285             5,704,914
                                                      -----------          -----------         -------------          ------------
    Loss from operations                               (3,375,395)          (2,395,830)           (9,512,806)           (7,198,513)

    Other income (expense):
       Interest Income                                    305,322               32,140               452,489                88,267
       Interest expense                                   (69,670)            (398,922)             (912,784)             (802,711)
       Other                                              (50,853)                (461)              (50,853)              (15,437)
                                                      ------------         ------------        --------------         -------------
         Total other income (expense)                     184,799             (367,243)             (511,148)             (729,881)

                                                      -----------           ----------         -------------          ------------
    Loss before extraordinary loss                     (3,190,596)          (2,763,073)          (10,023,954)           (7,928,394)
    Extraordinary debt extinguishment loss                      -                    -              (885,407)                    -
                                                      -----------          -----------         --------------         ------------
    Net loss                                           (3,190,596)          (2,763,073)          (10,909,361)           (7,928,394)
    Preferred stock accretion                                   -             (872,662)           (2,236,716)           (2,924,815)
    Beneficial return on preferred shares                       -                    -            (2,668,109)                    -
                                                      -----------          -----------         --------------         ------------
    Net loss available to common
     stockholders                                     $(3,190,596)         $(3,635,735)        $ (15,814,186)         $(10,853,209)
                                                      ============         ============        ==============         =============
    Basic and diluted loss per share:

       Available to common stockholders before
         extraordinary item                           $     (0.29)         $     (0.90)        $       (2.12)         $      (2.69)
       Extraordinary loss                                       -                    -                 (0.13)                    -
       Available to common stockholders                     (0.29)               (0.90)                (2.25)                (2.69)

    Pro forma basic and diluted loss per share:

       Available to common stockholders before
         extraordinary item                                                $     (0.57)        $       (1.67)         $      (1.70)
       Extraordinary loss                                                            -                 (0.10)                    -
       Available to common stockholders                                          (0.57)                (1.77)                (1.70)

    Shares used in calculation of loss per share:

       Basic and diluted                               10,844,854            4,026,700             7,026,668             4,033,216
       Pro forma basic and diluted                                           6,377,660             8,950,312             6,384,176

See accompanying notes to interim unaudited financial statements.

                  ONLINE RESOURCES & COMMUNICATIONS CORPORATION

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                               1999            1998
                                                                      --------------------------------------
                      OPERATING ACTIVITIES
                      Net loss                                          $    (10,909,361)      $    (7,928,394)
                      Adjustments to reconcile net loss to
                        net cash used in operating
                        activities:
                        Depreciation                                             775,651               589,115
                        Amortization                                             199,488               102,570
                        Extraordinary debt extinguishment loss                   885,407                     -
                        Compensation expense related to
                           issuance of common stock                              194,578                     -
                        Provision for losses on accounts
                           receivable                                                  -               (27,671)
                        Changes in assets and liabilities:
                           Accounts receivable                                  (513,525)             (430,193)
                           Prepaid expenses and other
                             current assets                                     (515,604)             (539,366)
                           Escrow deposit                                        400,985              (633,387)
                           Other assets                                         (115,350)                    -
                           Accounts payable                                     (102,300)              422,939
                           Accrued expenses                                     (479,468)               (7,309)
                           Deferred revenues                                     (55,354)              314,561
                                                                        -----------------      -----------------
                      Net cash used in operating activities                  (10,234,853)           (8,137,135)

                      INVESTING ACTIVITIES
                      Investment in available for sale securities            (24,635,567)                    -
                      Purchase of property and equipment                        (990,071)             (569,770)
                                                                        -----------------      -----------------
                      Net cash used in investing activities                  (25,625,638)             (569,770)

                      FINANCING ACTIVITIES
                      Proceeds from issuance of common
                        stock                                                 39,147,848                40,951
                      Purchase of treasury stock                                 (50,000)                    -
                      Net proceeds from issuance of Series C
                         redeemable convertible preferred stock                5,349,000                     -
                      Proceeds from issuance of long-term debt                         -             8,434,000
                      Proceeds from issuance of long-term
                        debt to related parties                                        -               250,000
                      Repayment of capital lease
                        obligations                                             (397,208)             (279,637)
                      Repayment of long-term debt                             (9,744,290)             (136,425)
                      Repayment of long-term debt to
                        related parties                                                -              (200,000)
                                                                        -----------------      -----------------
                      Net cash provided by financing activities               34,305,350             8,108,889
                                                                        -----------------      -----------------
                      Net increase (decrease) in cash and
                        cash equivalents                                      (1,555,141)             (598,016)
                      Cash and cash equivalents at
                        beginning of period                                    3,471,620             1,855,809
                                                                        -----------------      -----------------
                      Cash and cash equivalents at end of period        $      1,916,479       $     1,257,793
                                                                        =================      =================

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

Interim Financial Information

    The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 1998, included in our prospectus, dated June 4, 1999, filed with the Securities and Exchange Commission in connection with our initial public offering and our interim financial statements for the three months ended June 30, 1999 included in our Form 10-Q filed with the Securities and Exchange Commission on August 15, 1999. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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


                                             THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------       -------------------------------------
                                               1999               1998                        1999                 1998
                                             ------------     ------------------       -----------------       -------------
Loss before extraordinary item              $(3,190,596)       $(2,763,073)               $(10,023,954)         $ (7,928,394)
Preferred stock accretion                             -           (872,622)                 (2,236,716)           (2,924,815)
Beneficial return on preferred
shares                                                -                  -                  (2,668,109)                    -
                                            -----------        -----------                -------------         ------------
Loss available for common
stockholders before extraordinary item       (3,190,596)        (3,635,695)                (14,928,779)          (10,853,209)
Extraordinary item                                    -                  -                    (885,407)                    -
                                            -----------        -----------                -------------         ------------
Net loss available for common
stockholders                                $(3,190,596)       $(3,635,695)               $(15,814,186)         $(10,853,209)
                                            ============       ============               =============         =============
Weighted average number of common
shares                                       10,844,854          4,026,700                   7,026,668             4,033,216
Effect of dilutive securities:

Stock options                                                      -                    -              -              -
Warrants                                                           -                    -              -              -
Redeemable convertible preferred stock                             -                    -              -              -
                                                         -----------          -----------    -----------    -----------
Adjusted weighted average shares and assumed
    Conversions                                           10,844,854            4,026,700      7,026,668      4,033,216
                                                         ===========          ===========    ===========    ===========
Pro forma adjustment for redeemable convertible
    preferred stock                                                             2,350,960      1,923,644      2,350,960

Pro forma weighted average shares                         10,844,854            6,377,660      8,950,312      6,384,176

Loss per share:
    Basic and diluted before extraordinary item          $     (0.29)          $    (0.90)   $     (2.12)   $     (2.69)
    Extraordinary loss                                             -           $        -    $     (0.13)   $         -
    Basic and diluted                                    $     (0.29)          $    (0.90)   $     (2.25)   $     (2.69)


    Pro forma basic and diluted before extraordinary
    item                                                                       $    (0.57)   $     (1.67)   $     (1.70)
    Extraordinary loss                                                         $        -    $     (0.10)   $         -
    Pro forma basic and diluted                                                $    (0.57)   $     (1.77)   $     (1.70)


    Due to their antidulitive effects, outstanding shares of preferred stock, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share for all periods presented.

4. ISSUANCE OF SERIES C PREFERRED STOCK

    During December 1998, the Company issued 50,451 shares of Series C Preferred Stock for total proceeds of approximately $5 million. From January through March 1999, the Company issued 49,034 shares of Series C Preferred Stock for total proceeds of approximately $4.9 million. The Company also issued 2,038 shares of Series C Preferred Stock for the conversion of a $200,000 related party note plus accrued interest of $3,800 at December 31, 1998. All preferred shares converted into common stock at the time of the IPO. In addition to the Series C Shares, each stockholder who purchased such shares between December 1998 thru March 1999 received a warrant to purchase shares of common stock up to 30% of the stockholder's investment at an exercise price of $8.42 per share. The warrants have a five year life. The number of shares each warrant holder is able to purchase was contingent upon the average closing price of the Company's common stock for the twenty day period following the initial two week period the stock has traded. Based on the average closing price of the common stock during the period mentioned above which ended on July 16, 1999, the holders of the Preferred Stock received warrants to purchase 247,476 shares of common stock at an exercise price of $8.42 per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE

    This Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to:

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

    Core Services: Our primary source of revenue is from providing core services which include banking and billpaying for which we charge our financial institution clients a fixed monthly fee based on the number of their retail customers who use our service. We recognize revenue from core services as provided.

    Support Services: Support services include our customer service center, Web page design and hosting, consumer marketing, information reporting, administrative services, and communications services. Fees for these services are closely tied to the number of retail customers and are bundled as either fixed price monthly charges, fixed price project fees, or hourly billings.

    Implementation: We generate revenue from implementation of our fully integrated services to our financial institution clients. Implementation fees are paid on a one time basis at signing and recognized as revenue using the percentage of completion method tied to pilot and launch milestones.

    Related Products: We also derive revenue from sales of related enabling products and software at fixed prices, including our PC software, screen-based telephone and customer service software. These have not been a significant source of revenue.

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

FINANCIAL CONDITION

    Since our founding, we have incurred high costs to create our infrastructure, while generating low revenues. As a result, we have historically experienced large operating losses and negative cash flow. At September 30, 1999, we had accumulated deficits of $52.8 million and net property and equipment of $3.8 million. We have funded our operations primarily through the issuance of equity and debt securities. Ongoing working capital requirements will primarily consist of personnel costs related to enhancing and maintaining our Opus(SM) system. We expect to continue to incur losses in the near future.

    As of September 30, 1999 the Company had $1.9 million in cash and cash equivalents and $24.6 million in investments in available for sale securities as compared to $3.5 million in cash and cash equivalents as of December 31, 1998. The increase in cash and investments results from our initial public offering of
3.1 million shares of common stock at an initial public offering price of $14.00 per share. We received proceeds, net of underwriting commissions, of approximately $40 million in cash and this was further reduced by an additional $1 million of other related offering costs. On June 10, 1999 we used $9.4 million of the net proceeds to pay off corporate debt. Total liabilities decreased from $14.8 million as of December 31, 1998 to $4.4 million as of September 30, 1999 primarily as a result of the $9.4 million debt payment during the second quarter. During the six month period, prior to the debt extinguishment, the Company had already paid down $344,000 of debt. Concurrent with the initial public offering, all 1,071,779 shares of our convertible preferred stock automatically converted into 3,571,559 shares of common stock which resulted in a $25.8 million decrease in redeemable convertible preferred stock from $25.8 million as of December 31, 1998 to $0 as of September 30, 1999.

    Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

    Revenues: We derive revenues from providing core services, support services, implementations and from selling related products. Revenues increased 97% to $2.3 million for the three months ended September 30, 1999 as compared to $1.2 million for the three months ended September 30, 1998. This increase was primarily attributable to a 113% increase in core services fees and a 244% increase in support services fees which were driven by having on average 184% more retail customers for the three months ended September 30, 1999 compared to the average retail customers for the three months ended September 30, 1998. Additionally, implementation fees grew 16% to $412,000 as a result of increases in clients launched onto our system.

    Cost of Revenues: Cost of revenues primarily includes telecommunications, payment processing, system operations, customer service, implementation and related products. Cost of revenues increased 53% to $2.4 million for the three months ended September 30, 1999 as compared to $1.5 million for the three months ended September 30, 1998. This increase was primarily due to a 180% increase in customer service costs and a 47% increase in payment processing costs as a result of increased support staff and transactional costs associated with the increase in the number of retail customers.

    General and Administrative: General and administrative expenses primarily consist of salaries for executives, administrative and financial control personnel and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased 72% to $971,000 for the three months ended September 30, 1999 as compared to $564,000 for the three months ended September 30, 1998. The increase in general and administrative expenses results from a 124% or $195,000 increase in salaries and benefits associated with additional staffing, a 43% or $118,000 increase in rent and depreciation associated with the expansion of the corporate facilities, and a 649% or $79,000 increase in consulting expenses.

    Sales and Marketing: Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. We have 36 marketing partners who act as resellers of our services. We have no obligation to these marketing partners other than to provide services sold to financial institutions by the marketing partners and to pay commissions to them on the sales. The marketing partners have no obligations to us other than to re-sell our services. Sales and marketing expenses increased 58% to $1.3 million for the three months ended September 30, 1999 as compared to $854,000 for the three months ended September 30, 1998. Approximately $340,000 or 69% of this increase was attributable to an increase in consumer marketing expenses. Additionally, $87,000 or 18% of the increase is attributable to the expansion of the client support group as a result of the number of clients launched, into production, increasing to 222 as of September 30, 1999 compared to 99 as of the same period in the prior year.

    Systems and Development: Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the development of new services and products, and new technology to enhance existing products. System and development expenses increased 65% to $994,000 for the three months ended September 30, 1999 as compared to $602,000 for the three months ended September 30, 1998. This increase was primarily attributable to costs associated with the maintenance and enhancement of our systems, which resulted in a 515% or $383,000 increase in consulting services.

    Other Income and Expense: Interest income increased 850% to $305,000 for the three months ended September 30, 1999 as compared to $32,000 for the three months ended September 30, 1998. The increase was due to the investment of $24.6 million of the IPO proceeds in available for sale securities during the third quarter of 1999. Interest expense decreased 83% to $70,000 for the three months ended September 30, 1999 as compared to $399,000 for the three months ended September 30, 1998. The decrease in interest expense is a result of the Company extinguishing $9.4 million of corporate debt on June 10, 1999.

    For the three months ended September 30, 1999 and 1998 the basic and diluted loss per share from operations was $(0.31) and $(0.59), respectively. The pro forma loss per share from operations was $(0.38) for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

    Revenues: Revenues increased 97% to $5.8 million for the nine months ended September 30, 1999 as compared to $2.9 million for the nine months ended September 30, 1998. This increase was primarily attributable to a 96% increase in core services fees and a 255% increase in support services fees which were driven by having on average 182% more retail customers for the nine months ended September 30, 1999 compared to the average retail customers for the nine months ended September 30, 1998. Additionally, implementation fees increased 43% to $1.1 million as a result of increases in sales and clients launched onto our system.

    Cost of Revenues: Cost of revenues increased 44% to $6.4 million for the nine months ended September 30, 1999 as compared to $4.4 million for the nine months ended September 30, 1998. This increase was primarily due to a 173% increase in customer service costs and a 57% increase in payment processing costs as a result of increased support staff and transactional costs associated with the 182% increase in the number of retail customers.

    General and Administrative: General and administrative expenses increased 55% to $2.5 million for the nine months ended September 30, 1999 as compared to $1.6 million for the nine months ended September 30, 1998. The increase in general and administrative expenses results from a 62% or $299,000 increase in salaries and benefits associated with additional staffing, a 375% or $75,000 increase in consulting expenses and a 34% or $268,000 increase in rent and depreciation associated with the expansion of the corporate facilities.

    Sales and Marketing: Sales and marketing expenses increased 53% to $3.6 million for the nine months ended September 30, 1999 as compared to $2.3 million for the nine months ended September 30, 1998. Approximately $582,000 or 47% of this increase was attributable to an increase in consumer marketing expenses.
Of the remaining increase approximately $169,000 or 14% is attributable to increased sales commissions as the result of increased institutional sales and $110,000 or 9% is attributable to the expansion of the client support group as a result of the number of clients launched, into production, increasing to 222 as of September 30, 1999 compared to 99 as of September 30, 1998.


    Systems and Development: System and development expenses increased 62% to $2.8 million for the nine months ended September 30, 1999 as compared to $1.8 million for the nine months ended September 30, 1998. This increase was primarily attributable to costs associated with the maintenance and enhancement of our systems, which resulted in a 377% or $855,000 increase in consulting services and a 12% or $165,000 increase in salaries and benefits.

    Other Income and Expense: Interest income increased 416% to $452,000 for the nine months ended September 30, 1999 as compared to $88,000 for the nine months ended September 30, 1998. The increase was due to the investment of the IPO cash proceeds during the time period from June 9, 1999 to September 30, 1999. Interest expense increased 14% to $913,000 for the nine months ended September 30, 1999 as compared to $803,000 for the nine months ended September 30, 1998. The increase in interest expense is the result of equipment financing loans and the $8 million in senior debt incurred on March 31 and June 30, 1998 and outstanding through June 10, 1999. The company paid off $9.4 million of corporate debt on June 10, 1999.

    For the nine months ended September 30, 1999 and 1998 the basic and diluted loss per share from operations was $(1.35) and $(1.78), respectively, and the pro forma loss per share from operations was $(1.06) and $(1.13), respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have primarily financed our operations through private placements of our common and preferred stock and the issuance of debt. We have also entered into various capital lease financing agreements. In June 1999, we closed our initial public offering of 3.1 million shares of common stock at an initial public offering price of $14.00 per share. Net of underwriting commissions, we received cash proceeds of approximately $40 million in cash, which was reduced further by an additional $1 million of other related offering costs. At September 30, 1999 we had $1.9 million in cash and cash equivalents and $24.6 million in investments in available for sale securities.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

    Net cash used in operating activities was $10.3 million for the nine months ended September 30, 1999 as compared to $8.1 million in the nine months ended September 30, 1998. Cash used in operating activities in the nine months ended September 30, 1999 resulted primarily from a net loss of $10.9 million. Cash used in operating activities in the nine months ended September 30, 1998 was primarily attributable to a net loss of $7.9 million.

    Net cash used in investing activities in the nine months ended September 30, 1999 was $25.6 million, of which $24.6 million related to the purchase of investments in available for sale securities and $1.0 million was used to purchase fixed assets.

    Net cash provided by financing activities was $34.3 million in the nine months ended September 30, 1999 as compared to $8.1 million in the nine months ended September 30, 1998. Net proceeds from the IPO, net underwriting discounts and offering costs, were $39.0 million, of which $9.4 million was used to pay down existing debt. During the period, prior to the debt extinguishment payment, the Company had previously paid down $344,000 of debt. During the nine months ended September 30, 1998 $8.7 million in cash provided by financing activities was the result of loan proceeds. Prior to the IPO, Online Resources financed its operations primarily through the sale of its equity securities and debt securities in private placements. At September 30, 1999 Online Resources had cash and cash equivalents of $1.9 million, investments in available for sale securities of $24.6 million, working capital of $25.1 million, long term obligations of $502,000 and stockholder equity of $28.7 million.

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

IMPACT OF YEAR 2000 ISSUE ON THE OPERATIONS AND FINANCIAL CONDITION OF ONLINE RESOURCES

    Year 2000 Issue: Many computer programs, computer systems and other equipment that process or store date-related information by using two digits to represent the year cannot appropriately differentiate the century. As a result, these systems may not be able to accurately process data before, during or after the year 2000. While we believe that we have taken adequate steps to make sure that our systems are Year 2000 compliant and we do not believe that we will incur material costs to prepare for the Year 2000 date change, achieving complete Year 2000 compliance is subject to various risks and uncertainties. We acknowledge that the Year 2000 date change may lead to failures of systems that may have a material and adverse effect on our business.

    State of readiness: We have been aware of the Year 2000 issue since our inception in 1989 and have focused attention on making our business systems Year 2000 compliant since that time. We developed and deployed our Year 2000 compliant platform architecture starting in 1996. The business systems owned or operated by us directly affect our ability to provide our services or otherwise affect revenues or reliability. The failure of such systems ("Critical Systems") for a period of time could lead to unrecoverable consequences. To mitigate risks associated with the Year 2000 issue, we have adopted and executed a Year 2000 compliance program for our Critical Systems that included designation of a Year 2000 project team formulation and implementation of a Year 2000 project plan; systematic and comprehensive inventory assessment, remediation and testing of all Critical Systems; and contingency planning.

OUR YEAR 2000 PROGRAM INCLUDED THE FOLLOWING PHASES AND COMPONENTS.

PHASE 1: AWARENESS OF PROGRAM
PHASE 2: ASSESSMENT OF IMPACT AND COMPLEXITY
PHASE 3: REMEDIATION AND RENOVATION
PHASE 4: VALIDATION AND TESTING
PHASE 5: IMPLEMENTATION

As of September 30, 1999 the Year 2000 project team had substantially completed all phases and components of the Year 2000 project plan.

    Costs: We have incurred expenses of $575,000 through September 30, 1999 in connection with the Year 2000 program. All expenses relating to Year 2000 compliance has been incurred in the normal course of our business, as we have developed and acquired the necessary products, network components and services, and implemented specific client applications. The most significant costs to date have been those related to testing and certifying our systems with external parties, particularly ATM networks. The Year 2000 budget of $300,000 to $600,000 for fiscal 1999 is included within the current information systems budget. Prioritizing Year 2000 work within the context of the total budget is through submission and approval by the executive sponsors.

    Risks: If we failed to solve any Year 2000 compliance problem with one of our systems, the result could be a failure or interruption of normal business operations. We believe that, due to the relative newness of our systems, the comprehensive scope of our Year 2000 planning and program, and the remediation and testing undertaken and completed by our compliance team, the potential for significant interruptions to normal operations should be minimal. The primary risks of Year 2000 failures are those related to external service providers including telecommunications, electrical power, ATM networks, and financial and accounting systems that we rely upon daily. Worst-case risks inherent in this business include the following:

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

    Risk Management: From a risk management perspective, the types of potential losses related to Year 2000 issues include material or "property" losses due to data corruption, erasure, reduced system performance, or calculation errors, including loss of income. We may also face losses resulting from liability to an injured third party due to the use of our software or systems with a Year 2000 deficiency. We are attempting to mitigate losses by ensuring Year 2000 capability. In addition, we have reviewed and updated our general liability and other insurance policies to ensure that appropriate coverage is provided for the Year 2000 risks.

    Contingency Plans: Contingency plans have been established to mitigate the risks associated with Year 2000 compliance. If Year 2000 preparations are not completed on time for any reason, we have solicited and received proposals from Year 2000 consulting specialists to fulfill the Year 2000 process including performance of additional testing and validation that may be required. Unexpected production problems could result in the utilization of Year 2000 staffing and system resources. In the unlikely scenario that we fail to successfully complete Year 2000 preparations, specialists are contracted to support our existing staff in completion of Year 2000 plans.

    Although we have taken appropriate steps to ensure that our business is not impacted by the date transition to Year 2000 dates, we are not responsible for, and we do not control the various telecommunications networks including voice and data communication carriers, the ATM networks, the Internet or other external parts of our technological environment and infrastructure.

    Forward-looking Statements: This Year 2000 discussion contains "forward-looking statements." Such statements including without limitation, anticipated costs and the dates by which we expect to complete certain actions, are based on management's best current estimates, which were derived based on numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant systems, the results of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, businesses and other third parties who are our sources, service providers, suppliers, and vendors to us, anticipated system costs, the adequacy of and ability to implement contigency plans, and similar uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio. At September 30, 1999 our investment portfolio consisted of $1.9 million of cash and cash equivalents invested in demand deposit and overnight investment accounts and $24.6 million invested in available for sale securities. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 1999.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    Proceeds to Online Resources, from its initial public offering in June, 1999, net of offering costs from the offering, totaled approximately $39 million. As of September 30, 1999, Online Resources had used $9.4 million of the proceeds for the repayment of debt, $3.0 million for working capital and $26.6 million was held in cash and temporary investments.

    During the fiscal quarter ended September 30, 1999, the following securities were sold pursuant to the exercise of stock options and warrants upon reliance of the exemption provided by Section 4(2) of the Securities Act:

  Date           Amount sold    Price
  ----           -----------    -----
7/1/99               213       $  7.92
7/1/99             1,336       $  4.21
7/27/99            5,970       $  3.51
7/30/99            1,998       $  4.21
8/3/99             1,336       $  4.21
8/31/99            9,263       $  8.42
9/10/99           26,731       $  4.21
9/10/99              118       $  1.45
9/10/99              831       $  9.41
9/10/99            6,011       $  8.42
9/30/99              106       $  8.42

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5. OTHER INFORMATION.

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (A)  Exhibits.*
              3.1* Amended and restated certificate of incorporation 3.2* Amended and restated bylaws
              4.1* Specimen Certificate
              (27) Financial Data Schedule

         (B)  Form 8-Ks Reports
              Online Resources did not file any Form 8-K reports during the fiscal quarter ended September 30, 1999.

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


                                                     ONLINE RESOURCES & COMMUNICATIONS
                                                     CORPORATION

         Date: November 15, 1999                     By: /s/ Matthew P. Lawlor
         -----------------------                     -------------------------
                                                     Matthew P. Lawlor
                                                     Chairman and Chief Executive
                                                     Officer (Principal Executive Officer)

         Date: November 15, 1999                     By: /s/ George E. Northup
         -----------------------                     -------------------------
                                                     George E. Northup
                                                     Chief Financial Officer, Executive Vice President
                                                     (Principal Financial Officer)
