Form 10-K
period 1999-12-31
ONLINE RESOURCES & COMMUNICATIONS CORP
filed 2000-03-30
CIK 888953

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 0-26123

                               ONLINE RESOURCES &
                           COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      52-1623052
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification Number)
               or organization)

             7600 COLSHIRE DRIVE
               MCLEAN, VIRGINIA                                    22102
   (Address of principal executive offices)                      (Zip code)

                                 (703) 394-5100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS

                   Common Stock, $0.0001 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock of the registrant held by nonaffiliates as of March 29, 2000 was $153,018,000. There were 11,180,019 shares of common stock outstanding as of March 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Online Resources & Communications Corporation is a leading Internet banking, bill payment and e-finance application service provider to financial institutions. We provide our clients, primarily regional and community banks, thrifts and credit unions, with an end-to-end outsourced service, which is branded in their name. This enables cost-effective delivery of Internet-based financial services to consumer, small business and other retail customers of our clients. By packaging our transaction services with our call center, database and support services, we offer an integrated financial hub and a single point of accountability for our clients and their retail customers.

     We believe retail financial institutions, in all forms, are an attractive distribution channel for our Internet retail financial services. In particular, our company targets regional and community financial institutions with assets of $10 billion or less. These institutions serve approximately two-thirds of the nation's retail checking accounts, and often lack the internal resources to build, operate, market and support new Internet-based delivery technology, related products and services, and supporting infrastructure.

     Through our integrated financial hub, retail customers of our clients may obtain our proprietary banking service, which allows them to view account statements and balances obtained from our clients, and perform funds transfers and certain cash management functions. Retail customers may also use our proprietary bill payment services, allowing retail customers to pay any bill. Our transaction services are complemented by our call center, database, consumer marketing and other support services. In addition, we aggregate e-finance services provided by third-party partners for Internet-based securities trading, loan applications, insurance shopping, investment analysis, credit reports, and personalized start-pages.

     Our client financial institutions typically pay us a one-time implementation fee to link our respective computer systems, allowing their retail customers to connect to us through the Internet. In addition, we are typically paid a recurring monthly fee based on the number of retail customers of the client financial institution using our services. As of December 31, 1999, we provided our services to 135,000 retail customers of our client financial institutions, many of which have recently launched our services. Our financial institution clients collectively serve an aggregate of approximately 8 million retail checking accounts.

INDUSTRY BACKGROUND

     The Internet has emerged as the fastest growing global communications medium, enabling millions to connect to a world wide network to conduct business and share information electronically and is changing the way individuals and business communicate and conduct commerce. International Data Corporation (IDC) estimates that the number of Internet users in the U.S. alone will increase from approximately 56 million in 1998 to 177 million by the end of 2003.

  GROWTH OF FINANCIAL ELECTRONIC COMMERCE

     Consumer acceptance of easy-to-use electronic media has had a significant impact on the financial services industry. Since most financial transactions require transferring only information, rather than tangible goods, the financial services industry is particularly well suited for electronic commerce. The combination of the following trends is driving the adoption of financial electronic commerce:

     - Expanding PC Ownership. Declining prices for PCs and rapid growth in the number of computer-literate consumers are driving increased penetration of PCs in U.S. homes. The Yankee Group estimates that by 1998 the percentage of U.S. consumer households owning a PC had grown to 44% and expects this number to increase to 54% by the year 2001.

     - Increasing Internet Accessibility. Reduced communications costs, improved Web browsers, and faster connection speeds have made the Internet increasingly accessible to consumers and to businesses offering products and services online.

     - Increasing Acceptance of Electronic Commerce. Consumers have grown increasingly comfortable with the security of electronic commerce and are willing to conduct large transactions online. IDC estimates that goods and services purchased over the Internet in the U.S. will increase from approximately $26 billion in 1998 to over $268 billion in 2002.

  EMERGENCE OF ONLINE FINANCIAL SERVICES

     Financial institutions have begun to recognize the advantages offered by online delivery systems. Financial electronic commerce provides these institutions the opportunity to offer their services to targeted audiences. Additionally, these solutions provide financial institutions with the opportunity to reduce or eliminate personnel, paper and other back office expenses associated with traditional distribution channels.

     Banks, thrifts and credit unions have responded by offering customers convenient at-home or at-work access to a range of financial services. Retail customers now have the capability to execute a wide array of online transactions, including funds transfers, billpaying, and consumer and residential loan processing. IDC estimates that the number of users banking online in the U.S. will expand from 6.6 million in 1998 to 32 million by 2003.

     With the rapid growth of the online banking market, financial institutions can no longer rely exclusively on traditional retail delivery methods. Financial institutions that are unable to offer competitive electronic banking, as part of their overall services will find it increasingly difficult to attract and retain customers.

     A number of Web-based financial service specialists such as Charles Schwab's E-Schwab, E*Trade, DLJdirect, and Datek are taking advantage of these trends in financial electronic commerce. According to IDC, the number of online brokerage accounts grew 73% over 1997 to 6.4 million by December 31, 1998. IDC expects this figure to reach 24 million by the end of 2002. IDC further estimates that the percentage of individual investors trading online will increase from 8% of the total trading population in 1998 to 30% in 2002.

  CHALLENGES FOR REGIONAL AND COMMUNITY FINANCIAL INSTITUTIONS

     SNL Securities estimates that of 19,400 depository financial institutions in the U.S., all but approximately 77 are regional and community institutions with assets of less than $10 billion. Approximately 66% of U.S. retail deposits, which excludes deposit accounts of $100,000 or more, are held in these institutions. While the online banking trend is being driven primarily by very large financial institutions, regional and community financial institutions are being compelled to offer competitive products. IDC estimates the number of financial institutions offering online banking services will increase from 1,150 in 1998 to 15,845 by 2003.

     These financial institutions face many obstacles in making electronic commerce services available to their customers. In particular, they often lack the capital and human resources to:

     - develop the substantial technology infrastructure necessary to provide their customers with Internet and other online banking services;

     - develop the operating and technical expertise to deliver online services and manage rapidly changing technologies;

     - design and execute consumer marketing campaigns necessary to promote the use of online banking services; and

     - provide integrated customer support for their online banking services.

     We believe that these limitations present a significant impediment to retaining and attracting customers and put these financial institutions at a distinct disadvantage.

THE ONLINE RESOURCES SOLUTION

     We provide a single source fully integrated solution, which we believe, enables regional and community financial institutions to offer the breadth of services needed to remain competitive. We bring economies of scale and technical expertise to our clients that would otherwise lack the resources to compete in the rapidly changing, complex financial services industry. We differentiate ourselves by internally developing, integrating and controlling many critical services, such as billpaying and call center support, rather than relying primarily on third-party providers for these services. As a single source vendor, we believe our clients benefit from one point of accountability and control. We believe our solution to the obstacles faced by our clients in connection with electronic commerce provides them with a cost-effective means to retain and expand their customer base, deliver their services more efficiently and strengthen their customer relationships.

     We provide our services through our (1) technology infrastructure, (2) operating and technical expertise, (3) marketing services, and (4) support services.

     Our Technology Infrastructure. Regional and community financial institutions often lack the resources to develop the substantial infrastructure necessary to provide their customers with Internet and other online banking services. We provide our services through our proprietary Opus(sm) system. This system integrates our communications, systems, processing and support capabilities. We serve as a financial electronic commerce hub by connecting our financial institution clients, their retail customers and other financial service providers. Our middleware component enables us to integrate customer and financial data gathered through our electronic commerce hub. This unifying software co-ordinates customer authorization, transactions, settlement, security, user profiles, data warehousing, registration, fulfillment, administrative support and our customer call center services. These functions operate substantially in real-time and provide an integrated application for our clients and their retail customers.

     In summary our propriety solution includes three critical components:

        A dynamic Web server platform that allows retail customers of our client financial institutions to review and transact their services.

        A set of high quality, Internet-based-financial products like our propriety banking and bill payment services, as well as other e-finance services offered through our third-party partners. These other services presently include loan approval, insurance, investment information and securities trading.

        An integrated support infrastructure, including middleware to unify data and processes, a 24x7 consumer and client support call center, and our patented electronic funds transfer (EFT) gateway for real time electronic funds transfer with substantially all U.S. depository financial institutions.

     Our Operating and Technical Expertise. We provide regional and community financial institutions with our operating and technical expertise. We believe that our industry focus and outsourcing capabilities add value for our clients by simplifying complex processes and technologies. After seven years of operating experience, we have established the processes, procedures, controls and staff necessary to keep our systems running reliably and securely. At the same time, we have developed the organizational flexibility and inter-disciplinary staff skills necessary to adjust to a rapidly changing environment.

     Our Marketing Services. We actively support the retail customer marketing programs of our clients. We supply privately branded marketing support material, such as standardized retail customer applications, signage, media templates and promotional programs. During 1999, we created a consumer marketing department whose main focus is creating cost-effective programs to increase the percentage of our clients' retail customers using our services. The marketing programs include Web-based marketing, direct marketing, telemarketing, statement stuffers and branch incentives. We plan to underwrite these programs for any client that requests them. The marketing programs will be privately branded by the financial institutions so they may take advantage of their existing relationships.

     Our Support Services. We provide a comprehensive set of support services to complement our banking and billpaying services. These support services include our customer service center, Web site design and hosting, billing, administrative services, security and communications services. We provide each of these services on an optional basis and have fully integrated them into our banking, billpaying and related products.

STRATEGY

     Our goal is to become the vendor of choice for regional and community financial institutions that are looking to outsource Internet banking and other e-finance services. As our business grows, we believe we can lower costs through economies of scale and create new opportunities for marketing and distribution. Our strategy includes the following key elements:

     Continue Rapid Expansion of Our Financial Institution Client Base. We seek to expand our universe of financial institution clients through a multiple channel sales strategy. Our direct sales force focuses on the mid-sized financial institution within our target client base. In addition, we intend to leverage our growing network of marketing partners to resell our services to the smaller and larger financial institution market.

     Increase Retail Customer Usage. We intend to increase retail customer usage by accelerating the launches of our financial institution clients using our system and increasing the percentage of their retail customers using our services. The recently completed connections or certifications with 64 ATM networks and processors provide us with a platform that allows us to more aggressively launch signed financial institution clients. This essentially constitutes all major regional ATM networks, such as Star, Honor and NYCE, and most major core banking processors, including EDS, Fiserv and Alltel. We are also expanding our consumer marketing services to increase the percentage of our clients' retail customers using our services. We have hired a senior consumer marketing director and have begun a direct marketing program with approximately 115 of our financial institution clients. The marketing programs include Web-based marketing, direct marketing, telemarketing, statement stuffers and branch incentives. We plan to underwrite these programs for any client that requests them. Additionally, we launched our free Internet banking initiatives in early 2000. This program will allow new and existing clients to receive the Internet banking portion of our services free of monthly service charges.

     Enhance Our Services. We believe our financial institution clients and their retail customers represent an attractive distribution channel for additional financial services and content provided by us and by our third-party partners. We expect to integrate bill presentment into our billpaying services through alliances with companies who specialize in servicing billers. Our patented method for target advertising will allow us to support our clients' efforts to cross-sell financial services. We also intend to expand our electronic commerce hub to include additional retail services and content. Our partnership with Intuit will further support retail customers with their "small office/home office" business banking needs. The alliance with CMGI's MyWay.com will enable client financial institutions to offer custom-branded Web portal pages to their retail customers and members.

     Maintain Superior Service Quality and Support Services. We believe that providing superior quality service is important in attracting and retaining financial institutions and their retail customers. This is imperative to our clients since our online banking services and customer call center are branded in their name. Despite the challenges of building our infrastructure to meet the demands of our rapidly growing client base, we believe our quality of service is currently among the highest in the industry. Our system availability now exceeds 99.5%. Approximately 53% of our billpayments are made electronically and our billpaying error rate is .06%. We also expanded our customer call center from 57 to 94 employees during 1999 and we have invested substantially in specialized call center systems, software and management. We believe that we are able to provide our technology-based services with a high level of proficiency and interaction that could not easily be attained and controlled when outsourced to third parties.

     Strengthen Integration of Financial Data. We believe that a key to assisting our clients in remaining competitive in electronic commerce will hinge on their ability to package and seamlessly integrate multiple services and products. This ability will allow our clients' retail customers to conduct and control all of their financial affairs conveniently. We expect that this will further strengthen the relationships between our clients and their retail customers. We recently upgraded our proprietary middleware and made substantial investments in software tools and technical staffs to further enhance our integration capabilities. Using these resources, we plan to create a more fully integrated application with third-party financial service providers, such as by performing real-time debits and credits for their services.

SERVICES AND RELATED PRODUCTS

     We offer a single source solution to the electronic commerce challenges of our financial institution clients. Typically, we contract with our clients to provide a fully integrated set of Internet and other online banking and financial services and related products.

     Core Services. Our banking and billpaying services allow a financial institution to offer to its retail customers and "small office/home office" business customers 24 hours a day, seven days a week account access and transaction capabilities. Retail customers are able to access their accounts anytime and anywhere either through the Internet or through a private communications networks using our PC software or other access devices.

     Our banking and billpaying services offer retail customers the following features:

     - viewing transaction histories and real-time account balances;

     - transferring funds within and between financial institutions either immediately or in the future;

     - initiating immediate and future bill payments or transfers; and

     - viewing projected balances based upon billpaying and account activities.

     Using our PC software, our clients' retail customers may import and export data with popular personal financial management software such as Quicken and Microsoft Money. We also offer "small office/home office" capabilities and have partnered with Intuit to support QuickBooks and other popular small business services. We have a reseller arrangement with Politzer & Haney, which will allow our client financial institutions to offer a Web-based cash management solution to their business customers.

     Using our billpaying service, retail customers may pay any merchant biller or individual. Approximately 51% of our billpayments are currently made electronically to merchants. We guarantee electronic billpayments will be received within two business days of initiation by the retail customer. We guarantee paper payment will be received within five business days. Paper and electronic payments are drawn on our escrow account. As of February 29, 2000, we had a billpaying database of approximately 742,000 merchant-user links to approximately 96,000 discreet merchant billers.

     We believe our real-time debit process, described under "-- Systems and Technology" below, offers substantial cost and quality advantages in our billpaying services. Under alternative batch-oriented debit systems, the billpaying processor cannot immediately verify the availability of sufficient funds to cover the bill payment. This may result in potential collections issues, the need to assess credit risk and increased use of paper versus electronic payments. We therefore believe that real-time debit capability results in a higher percentage of electronic payments, lower operating costs and a higher quality of service.

     Our banking and billpaying services generate revenues from recurring monthly fixed fees charged to financial institution clients, typically based on the number of enrolled retail customers. Banking and billpaying services are priced on a monthly per retail customer basis, and in limited cases, on a transaction basis. Pricing ranges from $1.95 to $7.45 per month per retail customer depending upon the level of services we provide to the financial institution. The pricing of these services to retail customers is at the discretion of each financial institution. Because our clients generally derive internal cost savings, account retention and other marketing benefits by offering our services, the majority of our clients do not pass all of these charges through to their retail customers, and an increasing number of clients offer the banking portion of our services free-of-charge. We recently revised our pricing to offer free Internet banking to financial institution clients that also sign up for our billpaying service and use our consumer marketing program. Internet banking relates to our services that allow consumers to view statements and balances and transfer funds among accounts.

     Support Services. We complement our banking and billpaying services with the following comprehensive support services:

     - Customer Service Center. We maintain a customer service center for financial institution clients that choose to outsource this service to us. Retail customers can access the customer service operation by phone or e-mail 24 hours a day, seven days a week. As of December 31, 1999, our customer service center had 94 employees available to respond to retail customers' questions relating to enrollment, transactions or technical support. Customer services generate revenues from recurring monthly fixed fees charged to financial institution clients, typically based on the number of enrolled retail customers. For those clients that choose not to use our customer service bureau, we license our proprietary software for their customer service operations.

     - Web Site Design and Hosting. We offer web site design and hosting services to our financial institution clients. We charge an upfront fee for design and a recurring monthly maintenance fee for hosting the web site.

     - Consumer Marketing. We provide packaged and customized marketing materials to our financial institution clients, which are, in turn, privately labeled by them. These materials include customer applications, signage, regulatory compliance forms, demonstration software, and devices and advertising templates for a variety of media, including television and radio. Standard marketing services are bundled with our implementation services.

     - Administrative Services. We provide administrative support services to our financial institution clients including the compilation of customized reports regarding their retail customers' account activity. We charge our clients on an hourly basis for these services.

     - Communications and Security Services. We provide communications network management and related security support for financial institution clients that use our non-Internet-based services. In some cases, we bundle the cost of these services with our banking and billpaying services fees. In other cases, we unbundle these costs and charge on a usage basis.

     Implementation. Initially, we contract with a financial institution to provide services and products tailored to meet its specific needs. At the time of entering into a contract, a financial institution client pays a one-time fee, which generally ranges from $3,000 to $50,000 based on certain factors, including the size of the financial institution and the scope of services.

     Implementation consists of systems integration and a pilot testing period. A project management team is assembled to integrate our hub with a financial institution client's legacy host system, typically via an ATM network. A financial institution's legacy host system houses its transaction accounts. Upon completion of systems integration, we conduct a pilot testing period using selected customers and employees. Following the pilot, the financial institution client is fully launched and services are made generally available to its retail customers. At this point, the financial institution client begins to pay at least the minimum user fees.

     In cases where a financial institution is testing and certifying or connecting to an ATM network or processor that we have not been either certified with or previously connected to, the launch period is prolonged as a result of the certification or connection process. Historically, we have experienced certification or connection periods with ATM networks or processors requiring between 6 to 24 months. As we have completed and substantially expanded the number of certifications or connections to ATM networks and processors, there have been fewer recent financial institution launches involving initial certifications with an ATM network or processor. Accordingly, launch times are improving. Our contracts with financial institution clients do not provide any limits or penalties based on the time period before launch.

     Third-Party Services. We facilitate retail customers' linking to additional financial services beyond our proprietary banking and billpaying services. We provide our clients' retail customers with a comprehensive suite of financial services through our electronic commerce hub, which currently supports Internet-based delivery of:

     - investment tools and access to major online investment brokerage services (Thomson Financial);

     - loans (Bisys Marketing Solutions);

     - insurance (InsWeb);

     - financial planning tools for home buying, college education and retirement; and

     - shopping services (Amazon.com, Proflowers and the Travel Page).

     We have also developed business arrangements and links to third parties for expanded retail customer access. We currently have such arrangements, in various stages of development, with third-party access providers, such as America Online, UltraData (a banking software provider of hosting and server solutions), Voice Access (a voice response system provider to financial institutions), and Aftech (a core banking processor subsidiary of Fiserv serving credit unions). In early 2000 we entered into a strategic partnership with U.S. Clearing, a division of Fleet Securities, to provide financial institutions with privately branded online brokerage services integrated with real-time online banking and billpayment.

     In addition, by aggregating the retail customers of our financial institution clients into a large online community, we believe we have begun to assemble an attractive audience for third parties to market their products and services. In cooperation with our financial institution clients, we believe that over time this aggregated community will generate significant buying power and could attract many additional third-party providers.

     Related Products. We also derive revenue from sales of related enabling products and software at fixed prices, including PC software, screen-based telephone and customer service software. These have not been a significant source of revenue.

SALES AND MARKETING

     We have adopted a multiple channel institutional sales strategy, covering both direct and indirect sales. Our direct sales team focuses on mid-sized financial institutions. Our indirect sales team supports our marketing partners, who sell to small or very large financial institutions. In addition to our institutional sales strategy, we also actively assist with or assume the consumer marketing programs of our clients.

     Direct Marketing to Financial Institutions. As of December 31, 1999, we had a six person direct sales force focusing on our target market: depository institutions with 10,000 to 350,000 transaction accounts. Members of the direct sales team have an average of over 12 years of industry experience. Our direct sales team operates out of seven field locations throughout the U.S. and is geographically organized with some specialization by industry and account size. Sales representatives earn a base salary plus commission and are offered incentives to support indirect sales with our marketing partners.

     Indirect Sales to Financial Institutions. We support an indirect sales channel by partnering with third parties who sell complementary services or products to financial institutions. As of December 31, 1999, we had an experienced four-person indirect sales team coordinating 41 marketing partners covering approximately 15,000 financial institutions. These alliances leverage the established vending relationships of our marketing partners and reduce marketing costs by replacing the need for a larger direct sales force. Our marketing partners include ATM networks such as MAC and Honor, software providers such as Intuit, communications server vendors such as UltraData, core banking processors such as Affiliated Computer Systems, credit union processors such as Symitar, payment services such as Deluxe Payment Systems, and endorsers such as America's Community Bankers. Fee arrangements for our marketing partners vary and are based on the value-added and scope of responsibilities assumed by the marketing partner. Typically, marketing partners earn a portion of our implementation fee. If the marketing partner performs additional on-going account management and other support services, then the marketing partner may earn a small portion of our on-going operating fees. Additionally, marketing partners may benefit from the direct sales of their products and services, such as transaction fees for ATM networks and processors.

     Consumer Marketing Support for Financial Institution Clients. During 1999, we created a consumer marketing department whose main focus is creating cost-effective programs to increase the percentage of our clients' retail customers using our services. The marketing programs include web-based marketing, direct marketing, telemarketing, statement stuffers and branch incentives. We plan to underwrite these programs for any client that requests them. The marketing programs will be privately branded by the financial institutions so they may take advantage of their existing relationships. We believe this will be a critical factor to the success of our marketing programs. We also developed and support our BankOnline.com web site. This site is being used as a co-marketing vehicle to attract and expand the number of retail customers of our financial institution clients.

SYSTEMS AND TECHNOLOGY

     Overview. We designed our systems and technology around real-time communications and processing, which optimizes quality, scalability and cost. Our systems are based on a multi-tiered architecture consisting of:

     - Enabling technology -- proprietary and commercial software and hardware enabling retail customers to easily access our hub;

     - Front-end servers -- proprietary and commercial communications software and hardware providing Internet and private communications access to our hub for retail customers;

     - Middleware -- proprietary and commercial software and hardware used to integrate customer and financial data and to process financial transactions;

     - Back-end systems -- databases and proprietary software which support our banking and billpaying services; and

     - Support systems -- proprietary and commercial systems supporting our customer service and other support services.

     Our systems architecture is designed to provide retail customer access across multiple devices and communications channels, into a common database integrated with our banking and billpaying services and our proprietary support services software. Third-party financial services are linked to our systems through the Internet, which we plan to more fully integrate into our retail customer application and transaction processing. Our proprietary enabling PC software is designed to export and import data to popular personal financial management software, such as Quicken and Microsoft Money. By incorporating such third-party capabilities into our system, we are able to focus our technical resources on our proprietary middleware and integrating capabilities.

     Real-Time ATM Network-Based Process. We typically link to financial institution clients through an ATM network. By using an ATM network or processor to link into a financial institution client's primary database for retail customer accounts, we take advantage of established electronic funds transfer infrastructure. This includes all telecommunications and software links, security, settlements and other critical operating rules and processes. Using this ATM architecture, financial institution clients avoid the substantial additional costs necessary to expand their existing infrastructure. The net result of using this architecture is that high quality remote financial electronic commerce services can be provided, enabling retail customers to access their financial account information and pay bills by debiting funds from their accounts.

     The following steps illustrate our patented ATM network-based process:

     - Step 1: The retail customer accesses our services either through the Internet or through a private network using our PC software or other access devices. Once connected, the retail customer has the ability to execute transactions and view banking and billpaying information on a real-time basis.

     - Step 2: Once the retail customer authorizes payment to a merchant, we verify availability of sufficient funds in the customer's account via the ATM network.

     - Step 3: Upon verification of funds availability, the customer's account is debited immediately and the guaranteed payment amount is transferred into our escrow account at the end of the day.

     - Step 4: We forward the funds with remittance information to the merchant biller for processing.

     In addition to quality and cost benefits associated with billpaying, we believe that our real-time architecture is more scalable than traditional batch systems, which warehouse and store duplicate data. Instead of duplicating each financial institution's host system by daily batch transmittal of customer balance information, we communicate in real-time through online ATM networks and processors to retrieve account balances as needed. We are therefore working with ATM networks and processors to expand their transaction support to include retail customer account histories, access to additional information and interest-related security standards.

     Security and Systems Integrity. Our services and related products provide security and system integrity, which are based on proven Internet and other communications standards, ATM network transaction processing procedures and banking industry standards for control and data processing. Prevailing security standards for Internet-based transactions are incorporated into our Internet services, including but not limited to, Secure Socket Layer 128K encryption, using public-private key algorithms developed by RSA, along with firewall technology for secured transactions. In the case of payment and transaction processing, we meet security transaction processing and other operating standards for each ATM network through which we route transactions. We also employ Digital Encryption Standards technology for transactions processed through our screen-based telephone and PC software. Our interactive voice response system performs transactions only if the retail customer is first verified through the financial institution client's interactive voice response security system. Finally, in conformance with industry standards promulgated by applicable financial institution regulatory bodies, we adhere to SAS 70 types I and II requirements for control, data processing and disaster recovery.

PROPRIETARY RIGHTS

     In June 1993, we were awarded U.S. patent number 5,220,501 covering our real-time ATM network-based payments process. Our patent covers billpaying and other online payments made from the home using any enabling device where the transaction is routed in real-time through an ATM network. We have licensed this patent to other parties for limited use. In March 1995 we cross-licensed our patent to Citibank for their internal use in settlement of litigation.

     On February 9, 1999, we were awarded U.S. patent number 5,870,724 for targeting advertising in a home retail banking delivery service. This patent provides for the targeting of advertising or messaging to home banking users, using their confidential billpayment and other financial information, while preserving consumer privacy. Acting in co-operation and on behalf of a financial institution client, we first analyze their billpaying and other financial data to determine an advertising profile or purchasing power. The patent provides for the targeted advertisement or other message to the selected person or group based on their profile. No third parties have access to the retail customers' sensitive financial data. Through interactive messaging, selected retail customers of our financial institutions receiving the advertisement or message then have the choice of releasing their names to the advertiser or messenger. The confidentiality of their sensitive financial information is thereby preserved and released only with the approval of the financial institution client and their retail customers.

     In addition to our patent we have registered trademarks. We also have Internet domain names including BankOnline.com. A significant portion of our systems, software and processes are proprietary. So, as a matter of policy, all management and technical employees execute non-disclosure agreements as a condition of employment.

COMPETITION

     We believe that the principal competitive factors in our market are industry trust, technical capabilities, operating effectiveness, cost and scalability, customer service, security, speed to market, and capital. Many of our competitors have the financial, technical and marketing resources, plus established industry relationships, to better compete based on these factors. Competitive pressures we face may have a material adverse effect on our business, financial condition or operating results.

     We are not aware of any other company that offers a similar financial electronic commerce hub that integrates multiple consumer access channels into a common database, in-sources banking and billpaying services, fully integrates support services and links to other financial service providers. However, many of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources. Further, some of our competitors, namely CheckFree and TransPoint (the joint venture between Microsoft, First Data Corporation and Citibank and now part of Checkfree), while currently targeting billpaying and presentment services to large financial institutions, do provide or have the ability to provide the same range of services we offer and could determine to direct their marketing initiatives towards our targeted smaller financial institution client base.

     Other competitors such as M&I Data, EDS, Fiserv and other core banking processors have broad distribution channels that bundle competing products directly to financial institutions. These competitors also have developed or acquired extensive online banking capabilities of their own, including a bill paying service in the case of M&I Data, which may be further expanded to exceed or meet our capabilities.

     In addition, a significant number of companies offer portions of the services provided by us and compete directly with us to provide such services. For example, the Web servers of companies such as Broadvision, Digital Insight, Edify, Funds Express, nFront and Q-Up compete with our front-end Internet access capabilities. These and other software providers, such as Security First Technologies, First Data Direct Banking and CFI ProServices, have created outsourced units to provide a portion of our services. These companies may in turn use billpayers, such as CheckFree, Princeton Telecom, M&I Data (which acquired Travelers Express), who often team with access providers. Finally, there are networks, such as Integrion and NYCE, who facilitate connectivity by some of our competitors to certain larger financial institutions. Also, certain services such as Intuit's Quicken.com and Yahoo! Finance may be available to retail customers independent of financial institutions.

GOVERNMENT REGULATION

     We are not licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, the Office of Thrift Supervision or other Federal or state agencies that regulate or monitor banks or other types of providers of financial electronic commerce services. Federal, state or foreign agencies may attempt to regulate our activities. Congress could enact legislation that would require us to comply with data, record keeping, processing and other requirements. We may be subject to additional regulation as the market for our business continues to evolve. For example, Regulation E that is promulgated by the Federal Reserve Board, governs certain electronic funds transfers made by regulated financial institutions and providers of access devices and electronic fund transfer services, including many aspects of our services. Under Regulation E, we are required, among other things, to provide certain disclosure to retail customers, to comply with certain notification periods regarding changes in the terms of service provided and to follow certain procedures for dispute resolutions. The Federal Reserve Board may adopt new rules and regulations for electronic funds transfers that could lead to increased operating costs and could also reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance. Because of the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and Federal or state authorities could enact laws, rules or regulations affecting our business operations. We also may be subject to Federal, state and foreign money transmitter laws, encryption and security export laws and regulations and state and foreign sales and use tax laws. If enacted or deemed applicable to us, such laws, rules or regulations could be imposed on our activities or our business thereby rendering our business or operations more costly, burdensome, less efficient or impossible, any of which could have a material adverse effect on our business, financial condition and operating results.

     The market we currently target, the financial services industry, is subject to extensive and complex Federal and state regulation. Our current and prospective clients, which consist of financial institutions such as commercial banks, thrifts, credit unions, brokerage firms, credit card issuers, consumer finance companies, other loan originators, insurers and other providers of retail financial services, operate in markets that are subject to extensive and complex Federal and state regulations and oversight. While we are not generally subject to such regulations, our services and related products must be designed to work within the extensive and evolving regulatory constraints in which our clients operate. These constraints include Federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, Bank Secrecy Act and the Community Reinvestment Act. Because many of these regulations were promulgated before the development of our system, the application of such regulations to our system must be determined on a case-by-case basis. We do not make representations to clients regarding the applicable regulatory requirements, but instead rely on each such client making its own assessment of the applicable regulatory provisions in deciding whether to become a client. Furthermore, some consumer groups have expressed concern regarding the privacy, security and interchange pricing of financial electronic commerce services. It is possible that one or more states or the federal government may adopt laws or regulations applicable to the delivery of financial electronic commerce services in order to address these or other privacy concerns. It is not possible to predict the impact that any such regulations could have on our business.

     We currently offer services on the Internet. Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, content, characteristics and quality of services and products. The adoption of any such laws or regulations may limit the growth of the Internet, which could affect our ability to utilize the Internet to deliver financial electronic commerce services.

EMPLOYEES

     At December 31, 1999, we had 257 employees. None of our employees are represented by a collective bargaining arrangement. We believe our relationship with our employees is good.

RISK FACTORS

     In addition to the other information provided in this report, the following risk factors should be considered carefully in evaluating Online Resources and its business.

WE HAVE A HISTORY OF LOSSES AND COULD CONTINUE TO LOSE MONEY

     We have not yet had an operating profit for any quarterly or annual period and are unsure when we will become profitable, if ever. We may not be able to attract and retain enough financial institutions and retail customers to reach profitable levels. We were established in 1989 and a significant portion of our existence has been devoted to developing the proprietary systems and infrastructure needed to implement our business. Profitability in the future will depend upon a number of factors, including our ability to continue to contract with new financial institution clients and to develop and retain a larger retail customer base that uses our services on a regular basis.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS

     Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, our operating results may fall below market analysts' expectations in some future quarters, which could have a material adverse effect on the market price of our stock.

WE MAY NEED TO RAISE CAPITAL TO STAY IN BUSINESS

     We may not achieve cash flow break-even and may require additional infusions of capital to sustain operations. This capital may not be available. We may need to raise additional funds sooner than we expect if we incur unforeseen required capital expenditures or substantial operating losses. If adequate funds are not available or are not available on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on our business.

WE SIGNIFICANTLY RELY ON THIRD PARTIES FOR THE SUCCESS OF OUR MARKETING EFFORTS

     We depend upon the assistance of marketing partners who include some or all of our services and related products as a part of their offerings to financial institutions. To date, approximately 59% of our financial institution clients were signed as a result of leads from these marketing partners. Failure by these marketing partners to continue to offer our services and related products could have a material adverse effect on our business.

WE DEPEND UPON OUR FINANCIAL INSTITUTION CLIENTS TO MARKET OUR SERVICES

     To market our services to retail customers, we depend primarily upon our financial institution clients. We charge our clients fees based on the number of their retail customers who have enrolled with our clients for online banking services. Therefore, retail customer enrollment affects our revenue and is important to us. Because our clients offer our services under their name, we must depend on those clients to get their customers to use our services. Our financial institution clients may not effectively market our services to their retail customers. Any failure of our clients to effectively market our services could have a material adverse effect on our business.

OUR CO-MARKETING EFFORTS MAY NOT BE SUCCESSFUL

     We have recently spent substantial financial and human resources to co-market our services and related products with our financial institution clients to their retail customers. These marketing efforts may not result in the desired increase in acceptance by retail customers.

WE MAY NOT BE ABLE TO EXPAND TO MEET INCREASED DEMAND

     We may not be able to expand or adapt our services and related products to meet the demands of our financial institution clients and their retail customers quickly or at a reasonable cost. The type and volume of transactions processed through our system and the number of financial institution clients connected to it have been relatively limited to date. We will need to continue to expand and adapt our infrastructure, services and related products to accommodate additional financial institution clients and their retail customers, increased transaction volumes and changing customer requirements. This will require substantial financial, operational and management resources. In the past as we have developed our infrastructure, clients have experienced periods when they were unable to utilize our services. If we are unable to scale our system and processes to support the variety and number of transactions and retail customers who ultimately use our services, our business may be materially adversely affected.

IF WE LOSE A MATERIAL CLIENT, OUR BUSINESS MAY BE ADVERSELY IMPACTED

     One of our financial institution clients, California Federal Bank, accounted for 14% of revenue for the year ended December 31, 1999. The loss of this contract in the near term, or the loss of any other material contracts in the future, either directly to a competitor, or indirectly in the event that a financial institution client is acquired by an institution not utilizing our services, or decides to provide these services in-house, could have a material adverse effect on revenues. Loss of any material financial institution contract in the future could also negatively impact our ability to attract and retain other financial institution clients.

WE MAY NOT BE ABLE TO COMPETE WITH LARGER, MORE ESTABLISHED BUSINESSES OFFERING SIMILAR PRODUCTS OR SERVICES

     We may not be able to compete with current and potential competitors, many of whom have longer operating histories, greater name recognition, larger, more established customer bases and significantly greater financial, technical and marketing resources. Further, some of our competitors provide or have the ability to provide the same range of services we offer. They could market to our targeted regional and community financial institution client base. Other competitors, such as core banking processors, have broad distribution channels that bundle competing products directly to financial institutions. Also, competitors may compete directly with us by adopting a similar business model or through the acquisition of companies, such as resellers, who provide complimentary products or services.

     A significant number of companies offer portions of the services we provide and compete directly with us. For example, the Web servers of some companies compete with our front-end Internet access capabilities. Other software providers have created units to provide on an outsource basis a portion of services like ours.

These companies may use billpayers who team with access providers. Also, certain services may be available to retail customers independent of financial institutions such as Intuit's Quicken.com and Yahoo! Finance. Finally, there are some ATM and other networks who provide similar services in addition to connecting to financial institutions.

     Many of our competitors may be able to afford more extensive marketing campaigns and more aggressive pricing policies in order to attract financial institutions. Our failure to compete effectively in our markets would have a material adverse effect on our business.

FAILURE TO SUCCESSFULLY IMPLEMENT A SYSTEMS UPGRADE OR CONVERSION MAY ADVERSELY AFFECT OUR REPUTATION AND OUR BUSINESS

     A failure to implement a systems upgrade or conversion would delay implementation of some of our financial institution clients, could cause us to divert significant resources and could negatively impact our reputation in the banking industry. We are currently upgrading our system from software version
2.0 to version 3.0. We may be unable to successfully complete this conversion and any future systems upgrades or conversions.

WE DEPEND ON OUR OFFICERS AND SKILLED EMPLOYEES DUE TO OUR COMPLEX BUSINESS

     If we fail to attract, assimilate or retain highly qualified managerial and technical personnel and, in particular, software developers for whom demand is high in all industry markets, our business could be materially adversely affected. Our performance is substantially dependent on the performance of our executive officers and key employees who must be knowledgeable and experienced in both banking and technology. We are also dependent on our ability to retain and motivate high quality personnel, especially management and highly skilled technical teams. The loss of the services of any executive officers or key employees could have a material adverse effect on our business. Our future success also depends on the continuing ability to identify, hire, train and retain other highly qualified managerial and technical personnel. Competition for such personnel is intense.

SYSTEM FAILURES COULD HURT OUR BUSINESS -- WE COULD BE LIABLE FOR SOME TYPES OF FAILURES

     Like other system operators, our operations are dependent on our ability to protect our system from interruption caused by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond our control. Our back-up site is located approximately one mile from our headquarters, where most of our computer systems, including processing equipment, is currently operated and maintained. In the event of major disasters, both locations could be equally impacted. Loss of all or part of our systems for a period of time could have a material adverse effect on our business. We may be liable to our clients for breach of contract for interruptions in service. Due to the numerous variables surrounding system disruptions, we cannot predict the extent or amount of any potential liability.

SECURITY BREACHES COULD DISRUPT OUR BUSINESS

     Like other system operators, our computer systems may also be vulnerable to computer viruses, hackers, and other disruptive problems caused by unauthorized parties entering our system. Computer attacks or disruptions may jeopardize the security of information stored in and transmitted through the computer systems of our financial institution clients and their retail customers using our services, which may result in significant losses or liability. This, or the perception that our systems may be vulnerable to such attacks or disruptions, also may deter retail customers from using our services.

     Data networks are also vulnerable to attacks and disruptions. For example, in a number of public networks, hackers have bypassed firewalls and misappropriated confidential information. It is possible, that despite existing safeguards, an employee could divert retail customer funds while these funds are in our control, exposing us to a risk of loss or litigation and possible liability. In dealing with numerous consumers, it is possible that some level of fraud or error will occur, which may result in erroneous external payments.

Losses or liabilities that we incur as a result of any of the foregoing could have a material adverse effect on our business.

WE RELY ON OUR INTELLECTUAL PROPERTY RIGHTS AND PROPRIETARY INFORMATION

     We rely on patent trade secret laws to protect our intellectual property, such as the software and processes which we have developed in connection with our business. If we fail to adequately protect our intellectual property rights and proprietary information or if we become involved in litigation relating to our intellectual property rights, our business could be harmed. Any actions we take may not be adequate to protect our intellectual property rights and other companies may develop technologies that are similar or superior to our intellectual property. Although we believe that our services do not infringe on the intellectual property rights of others and that we have all rights needed to use the intellectual property employed in our business, it is possible that we could become subject to claims alleging infringement of third-party intellectual property rights. Any claims could subject us to litigation, and could require us to pay damages or develop non-infringing intellectual property, any of which could be expensive, or require us to acquire licenses to the intellectual property that is the subject of the alleged infringement.

OUR CERTIFICATE OF INCORPORATION AND BYLAW PROVISIONS MAY PREVENT OR DELAY THIRD PARTIES FROM BUYING YOUR STOCK

     Our Restated Certificate of Incorporation authorizes the Board of Directors to issue up to 3,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The Certificate of Incorporation provides for staggered terms for the members of the Board of Directors. In addition, the Certificate of Incorporation provides that directors can be removed only for cause and only by a majority of the other directors or by vote of stockholders owning 80% or more of the voting power. Some provisions of our Certificate of Incorporation and Bylaws could have a depressive effect on our stock price or make it more difficult for a third party to acquire a majority of our outstanding voting stock or delay, prevent or deter a merger, acquisition, tender offer or proxy contest.

OUR SERVICES MAY NOT BE BROADLY USED AND ACCEPTED BY CONSUMERS

     There is no established history of broad acceptance by retail customers of services like ours and those services may not be accepted in the future. Because our fee structure is designed to establish recurring revenues through monthly usage by retail customers of our financial institution clients, our recurring revenues are dependent on the acceptance of our services by retail customers and their continued use of online banking, billpaying and other financial services.

CONSOLIDATION OF THE BANKING AND FINANCIAL SERVICES INDUSTRY COULD NEGATIVELY IMPACT OUR BUSINESS

     The continuing consolidation of the banking and financial services industry could result in a smaller market for our services. Consolidation frequently results in a complete change in the electronic infrastructure of the combined entity. This could result in the termination of our services and related products if the acquiring institution has its own in-house system or outsources to competitive vendors. This would also result in the loss of revenue from actual or potential retail customers of the acquired financial institution.

GOVERNMENT REGULATION COULD INTERFERE WITH OUR BUSINESS

     Federal or state agencies may attempt to regulate our activities. In addition, Congress could enact legislation that would require us to comply with data, record keeping, processing and other requirements. We may be subject to additional regulation as the market for our business continues to evolve. The Federal Reserve Board or other Federal or state agencies may adopt new rules and regulations for electronic funds transfers that could lead to increased operating costs and could also reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance.

MANAGEMENT AND DIRECTORS MAY CONTROL OUR MANAGEMENT AND AFFAIRS

     As of March 20, 2000, management and directors beneficially owned approximately 29% of our outstanding common stock. As a result, they may have the ability to effectively control us and direct our affairs and business, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of Online Resources, and make some transactions more difficult or impossible without the support of such stockholders, including proxy contests, mergers involving Online Resources, tender offers, open-market purchase programs or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of common stock.

OUR STOCK PRICE IS VOLATILE

     The trading price of our common stock has been subject to significant fluctuations and may continue to be volatile in response to:

     - actual or anticipated variations in quarterly operating results;

     - announcements of technological innovations;

     - new products or services offered by Online Resources or our competitors;

     - changes in financial estimates by securities analysts;

     - conditions or trends in the Internet and online commerce industries;

     - changes in the economic performance and/or market valuations of other Internet, online service industries;

     - announcements by Online Resources of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     - additions or departures of key personnel;

     - sales of common stock; and

     - other events or factors, many of which are beyond our control.

     The stock market has experienced extreme price and volume fluctuations and volatility that has particularly affected the market prices of many technology, emerging growth and developmental stage companies. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against a company. Litigation, if instituted, whether or not successful, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business.

ITEM 2.  PROPERTIES

     We are headquartered in McLean, Virginia where we lease approximately 51,000 square feet of office space. The lease has a five-year term and expires July 31, 2002. We also lease approximately 3,000 square feet of office space in McLean, Virginia for our back-up site. We have field offices located in Atlanta, Chicago, Denver, Fort Worth, Orlando, Sacramento, and St. Louis.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time we may be involved in litigation arising in the normal course of our business. We are not a party to any litigation, individually or in the aggregate, that we believe would have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

     Our common stock trades on the Nasdaq National Market under the symbol "ORCC". The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

                    FISCAL QUARTER ENDED                       HIGH       LOW
                    --------------------                      -------   -------
June 30, 1999 (commencing June 4, 1999).....................  $17.375   $10.625
September 30, 1999..........................................   21.250    12.000
December 31, 1999...........................................   17.000     7.937

     The market price of our common stock is highly volatile and fluctuates in response to a wide variety of factors. See "Business -- Risk Factors -- Our Stock Price is Volatile."

HOLDERS

     On March 1, 2000, we had approximately 372 holders of record of common stock. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

     We have not paid any cash dividends on our common stock. We expect to invest any future earnings to finance growth, and therefore do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.

USE OF PROCEEDS

     Proceeds to Online Resources, from its initial public offering in June, 1999, net of offering costs from the offering, totaled approximately $39 million. As of December 31, 1999, Online Resources had used $9.4 million of the proceeds for the repayment of debt, $7.6 million for working capital, $500,000 for consumer marketing expenditures and $21.5 million was held in cash and investments.

RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal quarter ended December 31, 1999, the following securities were sold pursuant to the exercise of warrants upon reliance of the exemption provided by Section 4(2) of the Securities Act:

                            DATE                              AMOUNT SOLD   PRICE
                            ----                              -----------   ------
10/01/99....................................................    16,445      $ 8.42
10/31/99....................................................     3,469      $ 8.42

ITEM 6.  SELECTED FINANCIAL DATA

     You should read the following selected financial information in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                     YEAR ENDED DECEMBER 31
                             ----------------------------------------------------------------------
                                1995          1996           1997           1998           1999
                             -----------   -----------   ------------   ------------   ------------
Statement of Operations
  Data:
Revenues:
  Core services............  $   372,573   $   417,590   $  1,011,161   $  2,221,230   $  4,362,695
  Support services.........      307,423       176,653        207,697        644,818      2,015,480
  Implementation fees......       66,620       417,116      1,310,950      1,200,158      1,772,290
  Related products.........      237,654       119,150        324,736        259,898        295,070
                             -----------   -----------   ------------   ------------   ------------
          Total revenues...      984,270     1,130,509      2,854,544      4,326,104      8,445,535
  Cost of revenues.........    1,853,486     1,864,991      5,128,584      6,289,462      9,081,269
                             -----------   -----------   ------------   ------------   ------------
                                (869,216)     (734,482)    (2,274,040)    (1,963,358)      (635,734)
  General and
     administration........    1,699,363     2,208,218      2,508,058      2,705,029      3,894,475
  Sales and marketing......    1,423,255     2,249,405      3,257,725      3,377,728      5,266,044
  Systems and
     development...........    1,241,874     1,469,272      2,682,261      2,444,615      3,998,936
                             -----------   -----------   ------------   ------------   ------------
          Total expenses...    4,364,492     5,926,895      8,448,044      8,527,372     13,159,455
                             -----------   -----------   ------------   ------------   ------------
Loss from operations.......   (5,233,708)   (6,661,377)   (10,722,084)   (10,490,730)   (13,795,189)
Other income (expense).....        6,251      (315,014)      (323,727)    (1,067,739)       (34,045)
                             -----------   -----------   ------------   ------------   ------------
Loss before extraordinary
  loss.....................   (5,227,457)   (6,976,391)   (11,045,811)   (11,558,469)   (13,829,234)
Extraordinary loss from
  extinguishment of debt
  (1)......................           --            --             --             --       (885,407)
Net loss...................   (5,227,457)   (6,976,391)   (11,045,811)   (11,550,469)   (14,714,641)
Preferred stock
  accretion................           --            --     (1,998,665)    (3,779,169)    (2,236,716)
Beneficial return on
  preferred shares (2).....           --            --             --             --     (2,668,109)
                             -----------   -----------   ------------   ------------   ------------
Net loss available for
  common...................   (5,227,457)   (6,976,391)   (13,044,476)   (15,337,638)   (19,619,466)
Net loss per share basic
  and diluted..............  $     (1.52)  $     (1.86)  $      (3.38)  $      (3.83)  $      (2.10)
                             ===========   ===========   ============   ============   ============
Shares used in calculation
  of basic and diluted loss
  per share................    3,427,844     3,742,648      3,858,366      4,009,713      9,327,202

---------------
(1) On June 10, 1999, we used $9.4 million of the net proceeds from our initial public offering to pay off corporate debt which resulted in a one time charge.

(2) We recorded a deemed beneficial return on the Series C preferred stock issued during the first three months of 1999, due to these shares being convertible into common stock at a discount from fair value at the date of issuance.

                                                     YEAR ENDED DECEMBER 31
                             ----------------------------------------------------------------------
                                1995          1996           1997           1998           1999
                             -----------   -----------   ------------   ------------   ------------
Balance Sheet Data:
Cash and equivalents.......  $   762,738   $    41,142   $  1,855,161   $  3,471,620   $  1,588,187
Working capital............    1,265,745    (1,399,022)      (144,592)       580,376     20,895,369
Total assets...............    2,429,060     2,082,436      4,681,995      9,421,428     29,217,175
Notes payable, less current
  portion..................      475,000     4,555,808      1,199,225      8,525,467             --
Capital lease obligations,
  less current portion.....       92,154            --        352,956        605,322        329,480
Put option liability.......           --            --             --        362,700             --
Other non-current
  liabilities..............           --            --             --        193,400             --
Total liabilities..........      993,447     6,927,011      4,217,590     14,833,950      3,750,141
Redeemable convertible
  preferred stock..........           --       645,000     16,836,016     25,776,254             --
Series A Convertible
  Preferred Stock..........        7,950         7,950          7,950          7,950             --
Stockholders' equity
  (deficit)................    1,435,613    (5,489,575)   (16,371,611)   (31,188,776)    25,467,034

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under "Business--Risk Factors" and elsewhere in this report.

OVERVIEW

     We are a leading application service provider for Internet banking and other e-finance services to regional and community financial institutions. We offer our client's a cost-effective outsourced service, branded in their name, by seamlessly integrating Internet banking, electronic bill payment, and other e-financial services into a single-vendor, end-to-end solution. As part of our services, we provide customer support through our call center, marketing services, web site design, implementation and other services.

     We derive revenue from long-term service contracts with our financial institution clients, who pay us recurring fees based primarily on the number of their retail customers enrolled and transaction volumes, as well as an up-front implementation fee. Our financial institution clients typically subsidize some or all of our fees when reselling our services to their retail customers, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products. As a network-based service provider, we have made substantial up-front investments in infrastructure. We believe our financial performance and operating leverage will be based primarily on increasing retail customer subscriptions and transaction volumes over a relatively fixed cost base.

     Our current sources of revenue are from core services, support services, implementations and selling related products. We expect that our primary source of revenue growth will come from core services and support services as a result of continued growth of retail customers.

     - Core Services. Our primary source of revenue is from providing core services which include banking and billpaying for which we charge our financial institution clients a fixed monthly fee based on the number of retail customers who use our service. We recognize revenue from core services as provided.

     - Support Services. Support services include our customer service center, Web page design and hosting, consumer marketing, information reporting, administrative services, and communications services. Fees for these services are closely tied to the number of retail customers and are bundled as either fixed price monthly charges, fixed price project fees, or hourly billings.

     - Implementation. We generate revenue from implementation of our fully integrated services to our financial institution clients. Implementation fees are paid on a one time basis at signing and recognized as revenue using the percentage of completion method.

     - Related Products. We also derive revenue from sales of related enabling products and software at fixed prices, including our PC software, screen-based telephone and customer service software. These have not been a significant source of revenue.

     Historically, the majority of our resources have been directed to creating our proprietary Opus(SM) system. Our proprietary system enables us to provide a broad range of services to our financial institution clients including online banking, billpaying, and access to complementary financial services supported by our customer call center, marketing services and other support services. While investment to date has been significant, we believe the infrastructure we have built will enable us to support our anticipated growth over the next several years with only nominal incremental cost for additional retail customers.

FINANCIAL CONDITION

     Since our founding, we have incurred high costs to create our infrastructure, while generating low revenues. As a result we have historically experienced large operating losses and negative cash flow. At December 31, 1999 we had accumulated deficits of $56.7 million, cash and investments of $21.5 million and net property and equipment of $4.6 million. We have funded our operations primarily through the issuance of equity and debt securities. Ongoing working capital requirements will primarily consist of personnel costs related to enhancing and maintaining our Opus(SM) system. We expect to continue to incur losses in the near future.

     As of December 31, 1999, we had $1.6 million in cash and cash equivalents and $19.9 million in investments in available for sale securities as compared to $3.5 million in cash and cash equivalents as of December 31, 1998. The increase in cash and investments results from our initial public offering of 3.1 million shares of common stock at an initial public offering price of $14.00 per share. We received proceeds, net of underwriting commissions, of approximately $40 million in cash and this was further reduced by an additional $1 million of other related offering costs. On June 10, 1999 we used $9.4 million of the net proceeds to pay off corporate debt. Total liabilities decreased from $14.8 million as of December 31, 1998 to $3.8 million as of December 31, 1999 primarily as a result of the $9.4 million debt payment during the second quarter. During the six month period, prior to the debt extinguishment, we had already paid down $344,000 of debt. Concurrent with our initial public offering, all 1,071,779 shares of our convertible preferred stock automatically converted into 3,571,559 shares of common stock which resulted in a $25.8 million decrease in redeemable convertible preferred stock from $25.8 million as of December 31, 1998 to $0 as of December 31, 1999.

     Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

RESULTS OF OPERATIONS

     The following table presents certain items derived from our statements of operations expressed as a percentage of revenue.

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                               1997         1998         1999
                                                              ------       ------       ------
Statement of Operations Data:
Revenues:
  Core services.............................................    35.4%        51.3%        51.7%
  Support services..........................................     7.3         14.9         23.9
  Implementation fees.......................................    45.9         27.7         21.0
  Related products..........................................    11.4          6.1          3.4
          Total revenues....................................   100.0        100.0        100.0
Expenses:
  Cost of revenues..........................................   179.7        145.4        108.0
Gross (loss)................................................   (79.7)       (45.4)        (7.5)
  General and administrative................................    87.9         62.5         46.1
  Sales and marketing.......................................   114.1         78.1         62.4
  Systems and development...................................    94.0         56.5         47.3
          Total expenses....................................   296.0        197.1        155.8
Loss from operations........................................  (375.7)      (242.5)      (163.3)
Total other income (expense)................................   (11.3)       (24.7)          --
Extraordinary loss from the extinguishment of debt..........      --           --        (10.5)
Net loss....................................................  (387.0)%     (267.2)%     (174.2)%

  YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Revenues. We derive revenues from providing core services, support services, implementations and from selling related products. Revenues increased 95.2% to $8.4 million in 1999 as compared to $4.3 million in 1998. This increase was attributable to core services revenue increasing 96.4% to $4.4 million and support services revenue increasing 212.6% to $2.0 million due to a 273.7% increase in the number of retail customers. Additionally, implementation fees increased 47.7% to $1.8 million as a result of clients launched onto our system. Related product revenue increased 13.5% to $295,000 as we delivered additional fulfillment material to a small percentage of new retail customers accessing the service using either our PC software or our screen-based telephone.

     Cost of Revenues. Cost of revenues primarily includes telecommunications, payment processing, systems operations, customer service, implementation and related products. Cost of revenues increased 44.4% to $9.1 million in 1999 as compared to $6.3 million in 1998. This increase was primarily attributable to a $1.5 million increase in customer service costs and a $800,000 increase in billpaying processing costs. These increases resulted from the increased number of retail customers and an increase in staff to support the growth of our operations.

     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial control personnel and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased 44% to $3.9 million in 1999 as compared to $2.7 million in 1998. The increase in general and administrative expenses is attributable to increased headcount and increased rent and depreciation expenses associated with the expansion of the corporate facilities. General and administrative headcount increased 33% from December 31, 1998 to December 31, 1999.

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. We have 41 marketing partners who act as resellers of our services. We have no obligation to these marketing partners other than to provide services sold to financial institutions by the marketing partners and to pay commissions to them on the sales. The marketing partners have no obligations to us other than to re-sell our services. We do not expect to incur materially less sales commissions when financial institutions sign with our marketing partners versus when financial institutions sign through our own sales force. Sales and marketing expenses increased 56% to $5.3 million in 1999 as compared to $3.4 million in 1998. The principal reasons for the increase in sales and marketing expenses were increased headcount, increased consumer marketing expenditures, increases in commissions as a result of higher revenue levels, and increases in related travel costs. The increase in consumer marketing expenditures are attributable to promoting the adoption of our services by the retail customers of the growing number of launched financial institution clients.

     Systems and Development. Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the development of new services and products, and new technology to enhance existing products. Systems and development expenses increased 64% to $4.0 million in 1999 as compared to $2.4 million in 1998. This was primarily attributable to costs associated with a technical staff expansion and the use of third party consultants to support the enhancement of our Opus(SM) system. The costs of third party consultants is generally higher than the cost of internal resources. Headcount in the systems and development groups increased 18% from December 31, 1998 to December 31, 1999.

     Other Income and Expense. Interest income increased 949% to $990,000 in 1999 as compared to $94,000 in 1998. The increase was due to the investment of the initial public offering proceeds in available for sale securities over the second half of the fiscal year. Additionally interest expense decreased 16% to $959,000 in 1999 as compared to $1.1 million in 1998 as the result of the extinguishment of $9.4 million of corporate debt on June 10, 1999. We recognized an extraordinary loss of $885,000 on the early extinguishment of the $9.4 million of corporate debt related to unamortized debt discounts and loan fees.

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     Revenues. Revenues increased 51.6% to $4.3 million in 1998 as compared to $2.9 million in 1997. This increase was primarily attributable to a 119.7% increase in core services fees and a 210.5% increase in support services fees, which were driven by a 151.0% increase in the number of retail customers. The increase in retail customers was driven primarily by the launch of an additional 60 clients during 1998.

     Cost of Revenues. Cost of revenues increased 22.6% to $6.3 million in 1998 as compared to $5.1 million in 1997. This increase was primarily due to a 110.6% increase in payment processing costs as a result of increased support staff and transactional costs associated with the 151.0% increase in retail customers. Additionally, telecommunications costs increased 57.5% and customer service costs increased 34.1% as a result of the increase in retail customers. Related product costs decreased 78.5% as the result of the recognition of a $496,721 reserve on screen-based telephones taken in 1997.

     General and Administrative. General and administrative expenses increased by 7.9% to $2.7 million in 1998 as compared to $2.5 million in 1997. The increase was due to a 480.1% increase in professional services and a 49.6% increase in rent expense, which were partially offset by a 22.9% decrease in salaries expenses. In 1997, a one-time charge of $137,000 was incurred for severance costs paid to terminated employees. This reduction in employees contributed to the reduction in salaries expense in 1998.

     Sales and Marketing. Sales and marketing expenses increased 3.7% to $3.4 million in 1998 as compared to $3.3 million in 1997. This increase was due to a 3.8% increase in personnel expenses, a significant increase in advertising expenses and expenses related to the distribution of marketing materials.

     Systems and Development. Systems and development expenses decreased by 8.9% to $2.4 million in 1998 as compared to $2.7 million in 1997. This decrease was attributable to a 7.5% decrease in personnel expenses and a 74.4% decrease in recruiting expenses as hiring growth slowed and we relied less on external recruiting services, which were partially offset by a 39.1% increase in consulting services.

     Other Income and Expense. Interest expense increased 143.3% to $1.1 million in 1998 as compared to $471,187 in 1997 as we continued to finance our working capital through equipment financing loans in late 1997 and financings in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have primarily financed our operations through private placements of our common and preferred stock and the issuance of debt. We have also entered into various capital lease financing agreements. In June 1999, we closed our initial public offering of 3.1 million shares of common stock at an initial public offering price of $14.00 per share. Net of underwriting commissions, we received cash proceeds of approximately $40 million in cash, which was reduced further by an additional $1 million of other related offering costs. At December 31, 1999 we had $1.6 million in cash and cash equivalents and $19.9 million in investments in available for sale securities.

     Net cash used in operating activities was $14.2 million for the year ended December 31, 1999 as compared to $10.4 million in the year ended December 31, 1998. Cash used in operating activities in the year ended December 31, 1999 resulted primarily from a net loss of $14.7 million. Cash used in operating activities in the year ended December 31, 1998 was primarily attributable to a net loss of $11.6 million.

     Net cash used in investing activities for the year ended December 31, 1999 was $22.4 million, of which $20.3 million related to the purchase of investments in available for sale securities and $2 million was used to purchase fixed assets.

     Net cash provided by financing activities was $34.6 million in the year ended December 31, 1999 as compared to $12.6 million in the year ended December 31, 1998. Net proceeds from our initial public offering, net of underwriting discounts and offering costs, were $39.0 million, of which $9.4 million was used to pay down existing debt. During the period, prior to the debt extinguishment payment, we had preciously paid down $344,000 of debt. In addition, during 1999 cash proceeds from the sale of Series C Preferred Stock was $5.3 million. Prior to our initial public offering, we financed our operations primarily through the sale of equity securities and debt securities in private placements. During the year ended December 31, 1998 the $12.6 million in cash provided by financing activities was the result of a loan of $8.4 million and proceeds of $4.6 million from the sale of Series C Preferred Stock. At December 31, 1999, we had cash and cash equivalents of $1.6 million, investments in available for sale securities of $19.9 million, working capital of $20.9 million, and stockholders' equity of $25.5 million.

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

YEAR 2000 READINESS DISCLOSURE

     Our business operations were not adversely affected by any year 2000 issues. Prior to the end of 1999, we acted to ensure that our products and critical internal business systems were year 2000 compliant.

     We have funded the costs to become year 2000 compliant from operating cash flows and have not separately accounted for these costs in the past. To date, these costs have not been material. However, we may incur significant costs in unanticipated year 2000 compliance problems arise. These unanticipated costs, or our failure to correct any unanticipated year 2000 problems in a timely manner, could have a material adverse effect on our business, financial condition, results of operations and prospects for growth.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. The long-term debt at December 31, 1999 is comprised of capital lease obligations with interest rates ranging from 9% to 13%. A fluctuation of 100 basis points in the prime rate would not have an adverse material effect on us.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........   25
Balance Sheets..............................................   26
Statements of Operations....................................   27
Statements of Stockholders' Equity..........................   28
Statements of Cash Flows....................................   29
Notes to Financial Statements...............................   30

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Online Resources & Communications Corporation

     We have audited the accompanying balance sheets of Online Resources & Communications Corporation as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Resources & Communications Corporation at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG, LLP

McLean, Virginia
February 10, 2000

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1999
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents (Note 2)........................  $  3,471,620   $  1,588,187
  Escrow deposit............................................       400,985             --
  Investments (Note 3)......................................            --     19,905,929
  Accounts receivable (net of allowance of $52,000,and
     $152,000 at December 31, 1998 and 1999,
     respectively)..........................................       933,585      1,875,707
  Prepaid expenses and other current assets.................       921,247        946,207
                                                              ------------   ------------
          Total current assets..............................     5,727,437     24,316,030
Property and equipment, net (Note 4)........................     3,166,019      4,616,672
Other assets................................................       527,972        284,473
                                                              ------------   ------------
          Total assets......................................  $  9,421,428   $ 29,217,175
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  1,707,675   $    812,082
  Accrued expenses and other current liabilities............       617,929        565,384
  Accrued wages.............................................       425,703        537,553
  Accrued vacation..........................................       191,090        378,640
  Deferred revenues.........................................       678,117        417,926
  Current portion of capital lease obligation...............       614,585        709,076
  Current portion of long term debt (Note 5)................       711,962             --
  Current portion of notes payable to related parties.......       200,000             --
                                                              ------------   ------------
          Total current liabilities.........................     5,147,061      3,420,661
  Capital lease obligation..................................       605,322        329,480
  Long Term debt (net of unamortized discount of $506,861 at
     December 31, 1998) less current portion................     8,525,467             --
  Put option liability......................................       362,700             --
  Other Noncurrent Liabilities..............................       193,400             --
                                                              ------------   ------------
          Total Liabilities.................................    14,833,950      3,750,141
Commitments (Note 6)
Redeemable convertible Preferred Stock, $.01 par value (Note
  8)
  Series B redeemable convertible preferred stock; 100,000
     shares designated, 1,000 shares issued and outstanding
     at December 31, 1998...................................       120,854             --
  Series C redeemable convertible preferred stock; 287,000
     shares designated, 224,700 shares issued and
     outstanding at December 31, 1998.......................    25,655,400             --
                                                              ------------   ------------
          Total redeemable convertible Preferred Stock......    25,776,254             --
Stockholders' equity (deficit) (Note 9)
  Series A convertible preferred stock, $0.1 par value;
     1,000,000 shares authorized, 795,000 shares issued and
     outstanding at December 31, 1998.......................         7,950             --
  Common stock, $.0001 par value; 35,000,000 shares
     authorized, 4,053,653 and 11,050,456 issued and
     outstanding at December 31, 1998 and 1999,
     respectively...........................................           405          1,105
  Additional paid-in capital................................    11,078,308     83,035,825
  Accumulated deficit.......................................   (41,937,066)   (56,651,707)
  Deferred stock compensation...............................            --       (267,949)
  Receivable from the sale of common stock..................      (338,373)      (650,240)
                                                              ------------   ------------
          Total stockholders' equity (deficit)..............   (31,188,776)    25,467,034
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $  9,421,428   $ 29,217,175
                                                              ============   ============

                 ONLINE RESOURCES & COMMUNICATIONS CORPORATION

                            STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1997           1998           1999
                                                     ------------   ------------   ------------
Revenues:
  Core services....................................  $  1,011,161   $  2,221,230   $  4,362,695
  Support services.................................       207,697        644,818      2,015,480
  Implementation fees..............................     1,310,950      1,200,158      1,772,290
  Related products.................................       324,736        259,898        295,070
                                                     ------------   ------------   ------------
          Total revenues...........................     2,854,544      4,326,104      8,445,535
Expenses:
  Cost of revenues.................................     5,128,584      6,289,462      9,081,269
                                                     ------------   ------------   ------------
                                                       (2,274,040)    (1,963,358)      (635,734)
  General and administrative.......................     2,508,058      2,705,029      3,894,475
  Selling and marketing............................     3,257,725      3,377,728      5,266,044
  Systems and development..........................     2,682,261      2,444,615      3,998,936
                                                     ------------   ------------   ------------
          Total expenses...........................     8,448,044      8,527,372     13,159,455
Loss from operations...............................   (10,722,084)   (10,490,730)   (13,795,189)
Other income (expense):
  Interest income..................................       147,988         94,312        989,520
  Interest expense.................................      (471,187)    (1,146,614)      (958,852)
  Other............................................          (528)       (15,437)       (64,713)
                                                     ------------   ------------   ------------
          Total other income (expense).............      (323,727)    (1,067,739)       (34,045)
Loss before extraordinary loss.....................   (11,045,811)   (11,558,469)   (13,829,234)
Extraordinary loss from the extinguishment of
  debt.............................................            --             --       (885,407)
                                                     ------------   ------------   ------------
Net loss...........................................   (11,045,811)   (11,558,469)   (14,714,641)
Preferred stock accretion..........................    (1,998,665)    (3,779,169)    (2,236,716)
Beneficial return on preferred shares..............            --             --     (2,668,109)
                                                     ------------   ------------   ------------
Net loss available to common shareholders..........  $(13,044,476)  $(15,337,638)  $(19,619,466)
                                                     ============   ============   ============
Loss per share:
  Net loss per share from continuing operations
     (including accretion and beneficial return on
     preferred shares).............................  $      (3.38)  $      (3.83)  $      (2.00)
  Net loss per share -- extraordinary loss.........            --             --          (0.10)
  Net loss per share attributable to common
     shareholders..................................  $      (3.38)  $      (3.83)  $      (2.10)
Shares used in calculation of loss per share:
  Basic and diluted................................     3,858,366      4,009,713      9,327,202

                 ONLINE RESOURCES & COMMUNICATIONS CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                      SERIES A
                                  PREFERRED STOCK        COMMON STOCK       ADDITIONAL                     DEFERRED
                                 ------------------   -------------------     PAID-IN     ACCUMULATED       STOCK
                                  SHARES    AMOUNT      SHARES     AMOUNT     CAPITAL       DEFICIT      COMPENSATION
                                 --------   -------   ----------   ------   -----------   ------------   ------------
Balance at December 31, 1996...   795,000   $7,950     3,816,467   $ 382    $13,834,879   $(19,332,786)   $      --
 Issuance of common stock......        --       --           151      --          1,454            --            --
 Exercise of common stock
   options.....................        --       --        75,038       7        234,491            --            --
 Issuance of common stock
   warrants....................        --       --            --      --      2,145,986            --            --
 Series B preferred stock
   accretion...................        --       --            --      --        (10,331)           --            --
 Series C preferred stock
   accretion...................        --       --            --      --     (1,988,334)           --            --
 Net loss......................        --       --            --      --             --   (11,045,811)           --
                                 --------   -------   ----------   ------   -----------   ------------    ---------
Balance at December 31, 1997...   795,000    7,950     3,891,656     389     14,218,145   (30,378,597)           --
 Issuance of common stock......        --       --           694      --          5,400            --            --
 Exercise of common stock
   options.....................        --       --       208,587      20        674,041            --            --
 Purchase of treasury stock....        --       --       (64,392)     (6)      (517,997)           --            --
 Issuance of common stock
   options.....................        --       --            --      --        333,890            --            --
 Conversion of Series C
   preferred stock to common
   stock.......................        --       --        17,108       2        143,998            --            --
 Series B preferred stock
   accretion...................        --       --            --      --        (10,523)           --            --
 Series C preferred stock
   accretion...................        --       --            --      --     (3,768,646)           --            --
 Net loss......................        --       --            --      --             --   (11,558,469)           --
                                 --------   -------   ----------   ------   -----------   ------------    ---------
Balance at December 31, 1998...   795,000    7,950     4,053,653     405     11,078,308   (41,937,066)           --
 Issuance of common stock......        --       --     3,100,072     310     38,645,647            --            --
 Conversion of preferred
   stock.......................  (795,000)  (7,950)    3,571,559     357     35,751,430            --            --
 Exercise of common stock
   options.....................        --       --       296,382      29      1,324,995            --            --
 Exercise of common stock
   warrants....................        --       --        36,066       4        165,191            --            --
 Issuance of common stock
   options.....................        --       --            --      --        448,661            --      (448,661)
 Issuance of common stock
   warrants....................        --       --            --      --          3,191            --            --
 Amortization of deferred stock
   compensation................        --       --            --      --             --            --       180,712
 Extinguishment of put
   option......................        --       --            --      --        584,477            --            --
 Purchase of treasury stock....        --       --        (7,276)     --        (61,250)           --            --
 Repayment of stock
   subscription................        --       --            --      --             --            --            --
 Beneficial return on preferred
   shares......................        --       --            --      --     (2,668,109)           --            --
 Series B preferred stock
   accretion...................        --       --            --      --         (4,689)           --            --
 Series C preferred stock
   accretion...................        --       --            --      --     (2,232,027)           --            --
 Net loss......................        --       --            --      --             --   (14,714,641)           --
                                 --------   -------   ----------   ------   -----------   ------------    ---------
Balance at December 31, 1999...        --   $   --    11,050,456   $1,105   $83,035,825   $(56,651,707)   $(267,949)
                                 ========   =======   ==========   ======   ===========   ============    =========


                                 EMPLOYEE STOCK       TOTAL
                                  SUBSCRIPTION    STOCKHOLDERS'
                                   RECEIVABLE        EQUITY
                                 --------------   -------------
Balance at December 31, 1996...    $      --      $ (5,489,575)
 Issuance of common stock......           --             1,454
 Exercise of common stock
   options.....................     (219,498)           15,000
 Issuance of common stock
   warrants....................           --         2,145,986
 Series B preferred stock
   accretion...................           --           (10,331)
 Series C preferred stock
   accretion...................           --        (1,988,334)
 Net loss......................           --       (11,045,811)
                                   ---------      ------------
Balance at December 31, 1997...     (219,498)      (16,371,611)
 Issuance of common stock......           --             5,400
 Exercise of common stock
   options.....................     (118,875)          555,186
 Purchase of treasury stock....           --          (518,003)
 Issuance of common stock
   options.....................           --           333,890
 Conversion of Series C
   preferred stock to common
   stock.......................           --           144,000
 Series B preferred stock
   accretion...................           --           (10,523)
 Series C preferred stock
   accretion...................           --        (3,768,646)
 Net loss......................           --       (11,558,469)
                                   ---------      ------------
Balance at December 31, 1998...     (338,373)      (31,188,776)
 Issuance of common stock......           --        38,645,957
 Conversion of preferred
   stock.......................           --        35,743,837
 Exercise of common stock
   options.....................     (321,250)        1,003,774
 Exercise of common stock
   warrants....................           --           165,195
 Issuance of common stock
   options.....................           --                --
 Issuance of common stock
   warrants....................           --             3,191
 Amortization of deferred stock
   compensation................           --           180,712
 Extinguishment of put
   option......................           --           584,477
 Purchase of treasury stock....           --           (61,250)
 Repayment of stock
   subscription................        9,383             9,383
 Beneficial return on preferred
   shares......................           --        (2,668,109)
 Series B preferred stock
   accretion...................           --            (4,689)
 Series C preferred stock
   accretion...................           --        (2,232,027)
 Net loss......................           --       (14,714,641)
                                   ---------      ------------
Balance at December 31, 1999...    $(650,240)     $ 25,467,034
                                   =========      ============

                            STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        1997           1998           1999
                                                    ------------   ------------   -------------
OPERATING ACTIVITIES
Net loss..........................................  $(11,045,811)  $(11,558,469)  $ (14,714,641)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation.................................       496,745        813,988       1,095,228
     Amortization.................................        47,063        166,009         199,488
     Compensation expense related to issuance of
       common stock...............................         1,454        333,890         180,712
     Provision for losses on accounts
       receivable.................................        53,553        (28,118)        100,000
     Extraordinary loss on debt extinguishment....            --             --         885,407
     Reserve for inventory obsolescence...........       496,721             --              --
     Loss on write-off of long-term receivable....       100,000             --              --
     Changes in assets and liabilities:
       Accounts receivable........................      (342,025)      (389,411)     (1,042,122)
       Inventory..................................        85,215             --              --
       Prepaid expenses and other current
          assets..................................       (27,434)      (322,294)       (474,960)
       Escrow deposit.............................            --       (400,985)        400,985
       Other assets...............................            --       (352,009)        104,114
       Accounts payable...........................       151,219        718,273        (895,593)
       Accrued expenses...........................       299,476        339,687         246,854
       Deferred revenues..........................        15,650        295,917        (260,191)
                                                    ------------   ------------   -------------
Net cash used in operating activities.............    (9,668,174)   (10,383,522)    (14,174,719)

INVESTING ACTIVITIES
Purchase of property and equipment................    (1,096,582)      (559,787)     (2,004,993)
Purchases of available for sale securities........            --             --    (195,468,564)
Sales of available for sale securities............            --             --     175,119,313
                                                    ------------   ------------   -------------
Net cash used in investing activities.............    (1,096,582)      (559,787)    (22,354,244)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock........        15,000         43,065      39,763,059
Net proceeds from issuance of Series B Preferred
  Stock...........................................       360,000             --              --
Net proceeds from issuance of Series C Preferred
  Stock...........................................     7,598,750      4,589,791       5,349,000
Proceeds from issuance of long-term debt..........     4,020,000      8,434,000              --
Proceeds from issuance of long-term debt to
  related parties.................................       750,000        450,000              --
Repayment of capital lease obligations............      (114,327)      (568,026)       (722,239)
Repayment of long-term debt.......................       (50,000)      (189,710)     (9,744,290)
Repayment of long-term debt to related parties....            --       (200,000)             --
                                                    ------------   ------------   -------------
Net cash provided by financing activities.........    12,579,423     12,559,120      34,645,530
                                                    ------------   ------------   -------------
Net increase (decrease) in cash and Cash
  equivalents.....................................     1,814,667      1,615,811      (1,883,433)
Cash and cash equivalents at beginning of
  period..........................................        41,142      1,855,809       3,471,620
                                                    ------------   ------------   -------------
Cash and cash equivalents at end of period........  $  1,855,809   $  3,471,620   $   1,588,187
                                                    ============   ============   =============

                 ONLINE RESOURCES & COMMUNICATIONS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

     Online Resources & Communications Corporation (the "Company") is a leading application service provider for Internet banking and other e-finance services to regional and community financial institutions. The Company offers its client's a cost-effective outsourced service, branded in their name, by seamlessly integrating Internet banking, electronic bill payment, and other e-financial services into a single-vendor, end-to-end solution. As part of its services, the Company provides customer support through its call center, marketing services, web site design, implementation and other services. The Company operates in one business segment.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash held for bill payments in process is immediately disbursed on behalf of users and no net cash balance is reflected on the Company's financial statements.

     Cash paid for interest during the years ended December 31, 1997, 1998 and 1999 was approximately $151,000, $953,000, and $1,016,000, respectively.

  REVENUE RECOGNITION

     The Company generates revenues from several sources including implementation fees, core services, support services and related products. Revenues from core services include account access and transaction fees. Support services include customer service, communications, web page design and other services. Implementation revenues are generated from the linking of the Financial Institution client's to the Company's proprietary Opus(SM) system through various networks and the Company's gateways. The Company earns revenues from related products through the sale of devices used to access the Opus(SM) system.

     Core and support service revenues are recognized over the term of the contract as the services are provided. Revenues from implementation fees are recognized under the percentage of completion method in accordance with Statement of Position ("SOP") 81-1, "Accounting for performance of Construction-Type and Certain Production Type Contracts" as certain milestone output measures are completed. Related product sales revenue is recognized as products are shipped. Deferred revenues result from advance receipts on product sales and implementation services while complying with the aforementioned revenue recognition policies. For the years ended December 31, 1997, 1998 and 1999, the Company derived 36%, 11% and 14% of its revenue from three, one and one customers, respectively.

  SYSTEMS AND DEVELOPMENT

     Systems and development costs are charged to expense as incurred.

  PROPERTY AND EQUIPMENT

     Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets which range from five to seven years. Equipment recorded under capital leases is amortized over the shorter of the estimated useful life of the asset or the lease term.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 1999, the carrying value of the following financial instruments: cash and cash equivalents, investments in available for sale securities, accounts receivable, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short term nature. The carrying value of capital lease obligations approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

  EARNINGS (LOSS) PER SHARE

     Net loss per share is computed by dividing the net loss applicable to common shareholders for the period by the weighted average number of common shares outstanding. Shares associated with stock options, warrants and convertible preferred stock are not included to the extent they are anti-dilutive.

  STOCK BASED COMPENSATION

     The Company has adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB No. 25) but disclose the pro forma effects on net loss had the fair value of the options been expensed. The Company has elected to continue to apply APB No. 25 in accounting for its stock option incentive plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant.

  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company assesses the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss of these assets is measured by comparing the carrying amount of the asset to its fair value, with any excess of carrying value over fair value written off. Fair value is based on market prices where available, an estimate of market value, or determined by various valuation techniques including discounted cash flow.

3.  INVESTMENTS

     The Company classifies its investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets. Any unrealized gains or losses, net of taxes, are reported as a separate component of stockholders' equity. Realized gains and losses and declines in market value judged to be other than temporary are included in investment income. Interest and dividends are included in investment income. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the average cost method. As of December 31, 1999, there are no material unrealized gains or losses on investments. The contractual maturities on the investments are generally greater than twelve months.

     The following is a summary of the estimated fair value of available-for-sale securities at December 31, 1999:

US Government Treasury Obligations..........................  $ 8,343,786
Commercial Bonds............................................   11,562,143
                                                              -----------
                                                              $19,905,929
                                                              ===========

4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1998        1999
                                                              ----------   ---------
Central processing systems and terminals....................  $2,348,465   3,273,148
  Office furniture and equipment............................     643,895   1,167,033
  Central processing systems and terminals under capital
     leases.................................................   1,212,103   1,752,991
  Office furniture and equipment under capital leases.......     781,698     781,698
  Leasehold improvements....................................     483,687   1,040,859
                                                              ----------   ---------
                                                               5,469,848   8,015,729
  Less accumulated depreciation.............................   2,303,829   3,399,057
                                                              ----------   ---------
                                                              $3,166,019   4,616,672
                                                              ==========   =========

5.  LONG TERM DEBT

     From November 1995 to May 1996, the Company issued $4,500,000 of long-term notes payable (the "Bridge Notes"), $360,000 of which was to related parties. Each bridge unit consisted of a 10% promissory note with a face value ranging from $10,000 to $500,000, convertible into shares of preferred stock at a price per share achieved in future equity placements, and warrants to purchase 519,195 shares of common stock (12,830 of which are held by directors of the Company) ranging from $7.01 to $7.72 per share which approximated the fair value of the warrants (Note 9). Payments of $50,000 plus $51,900 in accrued interest, were made during 1997. In addition, during 1997, $4,250,000 of the Bridge Notes plus accrued interest of approximately $443,000 were converted into 46,920 shares of Series C redeemable convertible Preferred Stock ("Series C Preferred Stock"). Upon conversion into Series C Preferred Stock, each stockholder received a warrant with a five year term to purchase common stock equal to 40% of the stockholder's investment at $8.42 per share (Notes 8 and 9).

     From January 1997 through May 1997, the Company obtained $3,270,000 in bridge financing (The "1997 Bridge Notes") through the sale of bridge units. Each bridge unit consisted of an 8% promissory note with a face value ranging from $10,000 to $750,000 and warrants to purchase common stock equal to 40% of the principal amount of the underlying note at $8.42 per share (Note 9). The Company allocated $405,000 of the 1997 Bridge Notes to the fair value of the warrants issued using the Black - Scholes pricing model and recorded a corresponding debt discount which was amortized using the effective interest method. Upon successful completion of a Series C Preferred Stock offering during 1997 (Note 8), the Company converted $3,270,000 in principal plus $60,741 in accrued interest less the unamortized discount of $392,000 into 33,301 shares of Series C Preferred Stock.

     In June 1997, the Company entered into a $2,000,000 four year note secured by inventory and equipment (the "Equipment Note"). The Equipment Note called for interest at 9% per annum with interest only to be paid in the first twelve months and with principal and interest starting in month thirteen. The Company drew $1,500,000 of proceeds under the agreement in June 1997 and $434,000 in April 1998. In connection with this note, the Company issued warrants to purchase 10,500 shares of Series C Preferred Stock at $100.00 per share

(Note 9). The Company allocated $325,000 of the Equipment Note proceeds to the fair value of the warrants issued using the Black - Scholes method and recorded a corresponding debt discount which was amortized using the effective interest method over the term of the debt. The discount to the debt resulted in an effective interest rate of 14%, which is consistent with debt instruments having similar risks had no warrants been attached. During the years ended December 31, 1997, 1998 and 1999, the Company recognized additional interest expense of $47,000, $82,000 and $41,000, respectively, related to this allocation. The Company repaid the entire outstanding balance of this note in June 1999. Accordingly, the Company recorded an extraordinary loss of $286,419 from the extinguishment of debt related to the unamortized discounts and loan fees.

     In March 1998, the Company issued $250,000 of promissory notes to certain stockholders which bear interest at 8% per annum. The principal and accrued interest was converted into 2,653 shares of Series C Preferred Stock in December 1998.

     In March 1998, the Company entered into a $6,000,000 Loan Agreement with Sirrom Capital Corporation ("Sirrom"). In June 1998, the Company entered into an additional $2,000,000 Loan Agreement with Sirrom, collectively the "Sirrom Loan". The Sirrom Loan was secured by a second lien on the Company's existing secured assets and a first lien on the balance of the Company's assets. The Sirrom Loan called for interest at a stated annual rate of 12.75% payable monthly through February 2003, with principal and any remaining interest due in March 2003. In connection with the Sirrom Loan, the Company issued stock purchase warrants expiring in May 2003, granting Sirrom the right to purchase a total of 165,736 shares of the Company's common stock at $8.42 per share. The Sirrom Loan required the Company to maintain cash in an escrow account to be used by the lender for the first year of interest payments.

     The stock purchase warrants were subject to a put option whereby Sirrom can sell the warrants to the Company in the 30-day period prior to the warrants expiration date. The put option is terminated in the event of an initial public offering. The put option price was equal to the fair market value of the common stock issuable under the warrants less the exercise price of $8.42 per share. The Company allocated $584,477 of the proceeds to the fair value of the 165,736 warrants issued using the Black - Scholes method. The discount to the debt resulted in an effective interest rate of 14%, which is consistent with debt instruments having similar risks had no warrants been attached. The allocation of value to the warrants resulted in a corresponding debt discount and put option liability. The $584,477 debt discount was being amortized to interest expense using the effective interest method over the term of the loan. During the years ended December 31, 1998 and 1999, the Company recognized additional interest expense of approximately $52,000 and $49,000 related to this allocation, respectively.

     In June, 1999, the Company repaid the entire $8,000,000 face amount of the Sirrom Loan. Accordingly, the Company recognized an extraordinary loss on the extinguishment of debt of $598,000 related to the unamortized debt discount and loan fees.

     As of December 31, 1997, 1998, and 1999, accrued interest on notes payable totaled approximately $333,000, $57,000 and $0, respectively.

     The following table summarizes the notes payable activity:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1999
                                                              ----------   ----------
Related Party Notes.........................................  $  200,000   $       --
  Equipment Note (net of unamortized discount of $196,481 at
     December 31, 1998......................................   1,547,809           --
  Sirrom Notes (net of unamortized discount of $310,380 at
     December 31, 1998).....................................   7,689,620           --
                                                              ----------   ----------
                                                               9,437,429           --
  Less current portion......................................     911,962           --
                                                              ----------   ----------
  Long term debt, less current portion......................  $8,525,467   $       --
                                                              ==========   ==========

6.  COMMITMENTS

  OFFICE SPACE

     The Company leases office space and equipment under operating leases. Rent expense under the operating leases was approximately $500,000, $676,000 and $921,000 for the years ended December 31, 1997, 1998, and 1999, respectively. The office leases provide for escalating rent over the respective lease term.

  EQUIPMENT

     The Company also leases equipment under capital leases. In 1998 and 1999, the Company incurred capital lease obligations of $1,259,000 and $541,000, respectively, for the purchase of equipment. Amortization of assets held under capital leases is included in depreciation and amortization in the statements of cash flows.

     Future minimum lease payments on operating and capital leases are as follows:

                                                              OPERATING      CAPITAL
                                                              ----------   ------------
                                                               DECEMBER    DECEMBER 31,
                                                               31, 1999        1999
                                                              ----------   ------------
2000........................................................  $  984,069    $  753,200
2001........................................................   1,013,590       318,229
2002........................................................     609,000        63,765
                                                              ----------    ----------
          Total minimum lease payments......................  $2,606,659     1,135,194
                                                              ==========
Less amount representing interest...........................                   (96,638)
                                                                            ----------
Present value of minimum lease payments.....................                 1,038,556
Less current portion........................................                   709,076
                                                                            ----------
Long-term portion of minimum lease payments.................                $  329,480
                                                                            ==========

7.  INCOME TAXES

     At December 31, 1999, the Company has net operating loss carryforwards of approximately $57 million that expire at varying dates from 2010 to 2019. Of that $57 million, approximately $2 million relates to the exercise of stock options, an equity item. The use of these losses may be subject to significant limitations due to ownership changes pursuant to Section 382 of the Internal Revenue Code resulting from the issuances of Preferred and Common Stock.

     Significant components of the Company's net deferred tax assets are as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1998          1999
                                                             -----------   -----------
Deferred tax assets:
  Inventory allowance......................................  $   322,000   $   290,000
  Net operating loss carryforwards.........................   16,348,000    22,877,000
  Deferred wages...........................................      446,000       235,000
  Other deferred tax assets................................       49,000        91,000
                                                             -----------   -----------
          Total deferred tax assets........................   17,165,000    23,493,000
Deferred liabilities:
  Depreciation.............................................     (161,000)     (265,000)
  Other deferred tax liabilities...........................           --            --
                                                             -----------   -----------
          Total deferred tax liabilities...................     (161,000)     (265,000)
Valuation allowance for net deferred tax assets............  (17,004,000)  (23,228,000)
                                                             -----------   -----------
Net deferred tax assets....................................  $        --   $        --
                                                             ===========   ===========

     The Company had not paid income taxes during 1997, 1998 or 1999 due to its net operating loss position.

     The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 1997, 1998 and 1999:

                                                             DECEMBER 31,
                                                ---------------------------------------
                                                   1997          1998          1999
                                                -----------   -----------   -----------
Tax expense (benefit) at statutory Federal
  rate........................................  $(3,756,000)  $(3,930,000)  $(5,003,000)
Effect of:
     State income tax, net....................     (663,000)     (693,000)           --
     Non-statutory stock options exercise.....      (26,000)      (16,000)     (421,000)
     Other....................................        8,000        10,000        18,000
     Increase in valuation allowance..........    4,437,000     4,629,000     5,406,000
                                                -----------   -----------   -----------
Income tax expense............................  $        --   $        --   $        --
                                                ===========   ===========   ===========

8.  PREFERRED STOCK

     Of the 3,000,000 authorized preferred shares of the Company, 100,000 shares have been designated as Series B redeemable convertible Preferred Stock ("Series B Preferred Stock") and 287,000 have been designated as Series C Preferred Stock. In addition, 1,000,000 shares have been designated as Series A convertible Preferred Stock ("Series A Preferred Stock"). Upon liquidation of the Company, the following represents the order of preference given to holders of the Company's Preferred Stock: Series C Preferred Stock, Series B Preferred Stock and Series A Preferred Stock. The Company has not designated for any series the remaining 1,613,000 preferred shares.

  SERIES A PREFERRED STOCK

     Each share of Series A Preferred Stock is convertible into .35642 of one share of common stock. Holders of Series A Preferred Stock shares are entitled to receive dividends at the same rate as holders of common stock and have voting rights equal to their common stock equivalent on an as if converted basis. Additionally, each Series A Preferred Stock holder is entitled to a liquidation preference equal to $1.00 plus declared but unpaid dividends. Concurrent with the closing of the Company's initial public offering in June 1999, all shares of Series A Preferred Stock converted automatically into 283,343 shares of common stock.

  SERIES B PREFERRED STOCK

     In the fourth quarter of 1996 and during 1997, the Company issued 6,700 and 3,350 shares of Series B Preferred Stock at $100 per share for total proceeds of $670,000 and $335,000, respectively. During 1997, Series B Preferred Stock stockholders converted 9,050 shares of Series B Preferred Stock into an equivalent number of shares of Series C Preferred Stock. Additionally, as an incentive to convert to Series C Preferred Stock, the Series B Preferred Stock stockholders received in aggregate an additional consideration of 322 shares of Series C Preferred Stock which was included in the calculation of the discount for purposes of accretion. At December 31, 1998 holders of 1,000 shares of Series B Preferred Stock had the option of converting their investment into an equivalent number of shares of Series C Preferred Stock. During the first quarter of 1999, a stockholder converted 250 shares of Series B Preferred Stock into an equivalent number of shares of Series C Preferred Stock. The stockholder received an additional seven shares of Series C Preferred Stock and 1,222 warrants to purchase common stock at $8.42 per share expiring on June 1, 2002 (Note 9). Each share of the Series B Preferred Stock was convertible at the holder's option and automatically in an IPO, as defined into 11.880 shares of common stock. The Series B Preferred Stock holders were also entitled to vote and receive dividends and distributions on an as if converted basis and were entitled to a liquidation preference of $175 per share plus declared but unpaid dividends. Additionally, the holders of the Series B Preferred Stock could demand redemption of their shares at the greater of $175 per share or the fair market value of the preferred stock. The excess of the redemption value over the carrying value was being accreted using the interest method so that the carrying value will equal the redemption value of $175 per share plus cumulative unpaid dividends on the scheduled redemption date of December 31, 2003. The Company recorded accretion on the Series B Preferred Stock of $10,331, $10,523, and $4,689 during the years ended December 31, 1997, 1998 and 1999 respectively. Concurrent with the closing of the Company's initial public offering in June 1999, the remaining 750 shares of Series B Preferred Stock converted into 8,910 shares of common stock.

  SERIES C PREFERRED STOCK

     During 1997, the Company issued 173,036 shares of Series C Preferred Stock at $100 per share. Of the 173,036 shares issued, 9,050 shares were issued related to the conversion of Series B Preferred Stock; 42,500 shares were issued related to the conversion of $4,250,000 of the 1996 Bridge Notes; 32,700 shares were issued related to the conversion of $3,270,000 of 1997 Bridge Notes; 5,343 shares were issued to satisfy approximately $504,000 of accrued interest and additional consideration, and 83,443 shares were issued resulting in cash proceeds of $7,750,000. During 1998, 1,440 shares of Series C issued in connection with the conversion of the Bridge Notes were converted into 17,108 shares of common stock. In conjunction with the 1997 Series C financings and conversions, each stockholder received a warrant with a five-year term to purchase common stock equal to 40% of the stockholder's investment at $8.42 per share. Total warrants issued in connection with the Series C Preferred Stock were 664,133. The Company allocated $1,732,977 to the value of the warrants based on their estimated fair value at the date of issuance (Note 9).

     During December 1998, the Company issued 50,451 shares of Series C Preferred Stock for total proceeds of $5,039,791. Included in the $5,039,791 of proceeds is a receivable balance of $450,000 which is classified in prepaid expenses and other current assets at December 31, 1998. In addition to the Series C Shares, the shareholders received warrants to purchase a total of 126,056 Shares of common stock at $8.42 per share (Note 9). These warrants have a five year life.

     From January through March 1999, the Company sold 49,034 shares of Series C Preferred Stock resulting in net proceeds of $4,899,000. The Company also converted the $200,000 related party note outstanding at December 31, 1998 plus accrued interest of $3,800 into 2,038 shares of Series C Preferred Stock. In addition to the Series C shares, the shareholders received warrants to purchase a total of 121,420 shares of the Company's common stock at $8.42 per share (Note
9). These warrants have a five year life. The Company recorded a deemed beneficial return on these shareholders of approximately $2.7 million due to the Series C Preferred Stock being convertible into common stock at a discount from fair value at the date of issuance.

     Each share of Series C Preferred Stock was convertible at the holder's option and automatically in an IPO, as defined into 11.880 shares of common stock. The Series C Preferred Stock holders were also entitled to vote and receive dividends and distributions on an as if converted basis and were entitled to a liquidation preference of $100 per share plus $17,500,000 allocated based on the percentage of shares owned, and declared but unpaid dividends. Additionally, the holders of the Series B Preferred Stock could demand redemption of their shares at the greater of $200 per share or the fair market value of the preferred stock. The excess of the redemption value over the carrying value was being accreted using the interest method so that the carrying value will equal the redemption value of $200 per share plus cumulative unpaid dividends on the scheduled redemption date of January 1, 2004. The Company recorded accretion on the Series C Preferred Stock of $1,988,334, $3,768,646, and $2,232,027 during the years ended December 31, 1997, 1998 and 1999 respectively.

     Concurrent with the consummation of the initial public offering in June 1999, all outstanding shares of Series C Preferred Stock converted into 3,279,306 shares of common stock.

9.  STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

     Effective May 2, 1999, the Board of Directors and stockholders of the Company approved a 1 for 2.8056787 reverse stock split of the Company's $0.0001 par value common stock. All references in the accompanying financial statements to the number of shares of common stock and per share amounts have been restated to reflect the split.

     On June 4, 1999, the Company completed an initial public offering of 3,100,000 shares of its common stock. The offered shares generated proceeds, net of underwriting commissions, to the Company of approximately $40 million and this was further reduced by an additional $1 million of other related offering costs.

  WARRANTS

     The Company's common stock warrant activity is as follows:

                                                                EXERCISE     EXPIRATION
                                                    WARRANTS     PRICE          DATE
                                                    ---------   --------   --------------
Outstanding at January 1, 1996....................    124,833
     Warrants issued in connection with debt
       financing..................................     44,552     7.01      Mar. 31, 2000
     Warrants issued in connection with debt
       financing..................................    611,611     7.01      Apr. 30, 2001
     Warrants issued in connection with debt
       financing..................................      4,859     7.72      Dec. 31, 2000
                                                    ---------
Balance at December 31, 1996......................    785,855
     Warrants issued in connection with conversion
       of Series B Preferred Stock................     44,591     8.42       June 1, 2002
     Warrants issued in connection with conversion
       of the Bridge Notes........................    225,888     8.42       June 1, 2002
     Warrants issued in connection with the
       issuance of the 1997 Bridge Notes..........    155,388     8.42       June 1, 2002
     Warrants issued in connection with issuance
       of Series C Preferred Stock................    396,540     8.42       June 1, 2002
                                                    ---------
Balance at December 31, 1997......................  1,608,262
  Warrants issued in connection with issuance of
     the Sirrom Loan..............................    139,004     8.42       May 31, 2003
                                                    ---------
Balance at December 31, 1998......................  1,747,266
  Warrants issued in connection with Sirrom
     Loan.........................................     26,732     8.42       May 31, 2003
  Warrants issued in connection with conversion of
     Series B Preferred Stock.....................      1,222     8.42       June 1, 2002
  Warrants issued in connection with issuance of
     Series C Preferred Stock.....................    247,476     8.42      Dec. 31, 2003
  Conversion of Series C Preferred Stock Warrants
     issued in connection with the Equipment Note
     into Common Stock Warrants...................    124,717     8.42       June 3, 2002
  Exercise of warrants during 1999................    (36,066)
                                                    ---------
Balance at December 31, 1999......................  2,111,347
                                                    =========

     During 1999, warrants to purchase 19,621 shares of common stock were exercised for net proceeds of approximately $165,000. Additionally, certain holders exercised warrants to purchase 31,093 shares of common stock by electing to receive 16,445 shares.

  STOCK OPTIONS

     In February 1989, the Company adopted an Incentive Stock Option Plan (the
Plan). During June 1997, the Company's Board of Directors authorized an increase of 124,747 shares of common stock that can be issued under the Plan. During 1998, the Company's Board of Directors increased the number of shares of common stock that can be issued under the plan to 2,316,730. The option price under the Plan will not be less than fair market value, as determined by the Board of Directors, on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally four years. Outstanding options expire after ten years.

     During 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan permits the granting of both incentive stock options and nonqualified stock options to employees, directors and consultants. The aggregate number of shares that can be granted under the 1999 Plan is 757,708. The option price under the 1999 Plan will not be less than fair market value, as determined by the Board of Directors, on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally four years. Outstanding options expire after ten years.

     During 1998, three employees tendered a total of 64,392 shares of common stock to the Company at prices ranging from $7.01 to $8.42 per share. The proceeds were used to exercise 156,109 options to purchase shares of common stock. During 1999, an employee tendered 1,336 shares of common stock to the Company for $8.42 per share. The proceeds were used to exercise options to purchase 2,673 shares of common stock.

     During the year ended December 31, 1997, two employees exercised 27,088 options in exchange for notes receivable totaling $71,244. During 1998, four employees exercised 40,451 options in exchange for $118,875 of notes receivable. During 1999, five employees exercised 79,302 options in exchange for notes receivable totaling $321,250. As of December 31, 1997, 1998 and 1999, 27,088, 167,539 and 244,168, respectively, of these shares of common stock were held by the Company as collateral for the notes receivable.

     Additional information with respect to incentive stock option activity under the stock option plans is summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------
                                                   1997                    1998                    1999
                                           ---------------------   ---------------------   ---------------------
                                                       WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                        AVERAGE                 AVERAGE                 AVERAGE
                                                       EXERCISE                EXERCISE                EXERCISE
                                            SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                           ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of period.......  1,448,906     $5.15     1,532,993     $5.20     1,779,382    $ 6.77
Options granted..........................    235,811      8.58       551,787      8.42     1,068,491     13.14
Options exercised........................    (75,038)     3.13      (208,588)     3.23      (296,670)     4.60
Options canceled or expired..............    (76,686)     7.04       (96,810)     6.55      (110,291)     9.28
                                           ---------     -----     ---------     -----     ---------    ------
Outstanding at end of period.............  1,532,993     $5.68     1,779,382     $6.77     2,440,912    $ 9.68
                                           =========     =====     =========     =====     =========    ======
Options exercisable at end of period.....  1,273,467     $5.20     1,487,480     $6.48     1,355,198    $ 7.30
                                           =========     =====     =========     =====     =========    ======

     The following table summarizes information about stock options outstanding at December 31, 1999

                                                    DECEMBER 31, 1999
                                                   OPTIONS OUTSTANDING                  DECEMBER 31, 1999
                                        ------------------------------------------     OPTIONS EXERCISABLE
                                                         WEIGHTED-                   -----------------------
                                                          AVERAGE        WEIGHTED-                 WEIGHTED-
                                                         REMAINING        AVERAGE                   AVERAGE
                                          NUMBER      CONTRACTUAL LIFE   EXERCISE      NUMBER      EXERCISE
                                        OUTSTANDING      (IN YEARS)        PRICE     EXERCISABLE     PRICE
                                        -----------   ----------------   ---------   -----------   ---------
$0.06 to $7.00........................     691,896          2.91          $ 5.65        662,636     $ 5.63
$7.01 to $8.39........................       3,212          3.42            7.70          3,212       7.70
$8.40 to $8.49........................     651,708          6.20            8.40        543,837       8.40
$8.50 to $13.99.......................     434,446          6.35           11.10        140,513      10.68
$14.00 to $21.13......................     659,650          7.34           14.25          5,000      16.00
                                         ---------                                    ---------
                                         2,440,912          5.60          $ 9.68      1,355,198     $ 7.30
                                         =========                                    =========

     In 1996, the Company adopted the disclosure-only provisions of SFAS No.
123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company would have incurred an additional expense of approximately $580,000, $933,000 and $2,412,000 resulting in a net loss in 1997, 1998, and 1999 of approximately $11,376,000, $12,491,500 and $17,126,000, respectively. The resulting basic and diluted pro forma net loss per share would be $(3.01), $(3.12) and $(1.84) for the years ended December 31, 1997, 1998 and 1999, respectively. The effect of applying SFAS No. 123 on 1997, 1998, and 1999 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected life of four years, dividend yield of 0%, risk free interest rate of 6.625% and a volatility of 25% for option grants in 1997 and 1998 and a volatility of 108% for option grants in 1999. The weighted average fair values of the options granted during 1997, 1998 and 1999 with a stock price equal to the exercise price are estimated as $2.61, $2.61 and $10.56 per share, respectively, on the date of grant. The weighted average fair value of the options granted during 1999 with a stock price greater than the exercise price is $10.12 per share.

10.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                                      YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 1997           1998           1999
                                             ------------   ------------   ------------
Net loss...................................  $(11,045,811)  $(11,558,469)  $(14,714,641)
Beneficial return on preferred shares......            --             --     (2,668,109)
Preferred stock accretion..................    (1,998,665)    (3,779,169)    (2,236,716)
                                             ------------   ------------   ------------
Net loss available for common
  shareholders.............................   (13,044,476)   (15,337,638)   (19,619,466)
                                             ============   ============   ============
Weighted average number of common shares...     3,858,366      4,009,713      9,327,202
Effect of dilutive securities:
Stock options..............................            --             --             --
Warrants...................................            --             --             --
Redeemable convertible preferred stock.....            --             --             --
                                             ------------   ------------   ------------
Adjusted weighted average shares and
  assumed conversions......................     3,858,366      4,009,713      9,327,202
                                             ============   ============   ============
Loss per share:
  Basic and diluted........................  $      (3.38)  $      (3.83)  $      (2.10)

     Due to their antidilutive effects, outstanding shares of preferred stock, stock options and warrants to purchase 5,616,962, 6,616,096 and 4,552,259 shares of common stock at December 31, 1997, 1998 and 1999, respectively, were excluded from the computation of diluted earnings per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information regarding directors and executive officers of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "2000 Proxy Statement") is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information appearing under the caption "Executive Compensation" in the 2000 Proxy Statement is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information setting forth the security ownership of certain beneficial owners and management appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 2000 Proxy Statement is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information setting forth certain relationships and related transactions appearing under the caption "Certain Related Party Transactions" in the 2000 Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES.

     (1) Financial Statements. The Company's financial statements are included in Part II, Item 8 of this report on Form 10-K.

     (2) Schedule II -- Valuation and Qualifying Accounts.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

     We have audited the financial statements of Online Resources & Communications Corporation as of December 31, 1998 and 1999, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 10, 2000 (included elsewhere in the Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a)(2) of the Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

McLean, Virginia
February 10, 2000

          SCHEDULE II -- VALIDATION AND QUALIFYING ACCOUNT AND RESERVE

                                                      BALANCE AT                             BALANCE AT
                                                     BEGINNING OF                              END OF
                  CLASSIFICATION                        PERIOD      ADDITIONS   DEDUCTIONS     PERIOD
                  --------------                     ------------   ---------   ----------   ----------
Allowance for doubtful accounts:
  Year ended December 31, 1997.....................    $ 26,000     $ 53,553          --      $ 79,553
  Year ended December 31, 1998.....................    $ 79,553           --     $28,118      $ 51,435
  Year ended December 31, 1999.....................    $ 51,435     $100,000          --      $151,435
Inventory Reserve:
  Year ended December 31, 1997.....................    $402,638     $496,721          --      $899,359
  Year ended December 31, 1998.....................    $899,359           --     $83,542      $815,817
  Year ended December 31, 1999.....................    $815,817           --     $90,321      $725,496

     All other schedules set forth in the applicable accounting regulations of the Securities and Exchange Commission either are not required under the related instructions or are not applicable and, therefore, have been omitted.

     (3) List of Exhibits.

 3.1 Form of Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
 3.2  Form of Amended and Restated Bylaws of the Company
      (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
 4.1  Specimen of Common Stock Certificate of the Company
      (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
 4.2 Form of warrants issued in 1995 in conjunction with bridge notes (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
 4.3 Form of warrants issued in 1995 and 1996 to purchasers of notes due December 31, 1997 (Incorporated by reference from our registration statement on Form S-1; Registration No.
      333-74777)
 4.4  Form of warrants issued to purchasers of senior notes due
      June 30, 1999 (Incorporated by reference from our registration statement on Form S-1; Registration No.
      333-74777)
 4.5 Form of warrants issued to purchasers of Series C preferred stock in 1997 (Incorporated by reference from our registration statement on Form S-1; Registration No.
      333-74777)
 4.6 Form of warrants issued to Dominion Fund IV (Incorporated by reference from our registration statement on Form S-1;
      Registration No. 333-74777)
 4.7  Form of warrants issued in 1998 to Sirrom Capital
      Corporation (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
 4.8 Form of warrants issued to purchasers of Series C preferred stock in 1998 and 1999 (Incorporated by reference from our registration statement on Form S-1; Registration No.
      333-74777)
 4.9 Form of warrants issued to placement agents (Incorporated by reference from our registration statement on Form S-1;
      Registration No. 333-74777)
 4.10 Registration Rights Agreement for purchasers of common stock in 1995 (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
 4.11 Registration Rights Agreement for purchasers of Series C preferred stock and Sirrom Capital Corporation (Incorporated by reference from our registration statement on Form S-1;
      Registration No. 333-74777)
10.1  Lease Agreement for premises at 7600 Colshire Drive, McLean,
      Virginia (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.2  Online Resources & Communications Corporation 1989 Stock
      Option Plan (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.3  Loan Agreement dated June 3, 1997 with Dominion Fund IV
      (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)

10.4  Security Agreement dated June 3, 1997 with Dominion Fund IV
      (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.5  Loan Agreement dated March 31, 1998 and amendment thereto with Sirrom Capital Corporation (Incorporated by reference from our registration statement on Form S-1; Registration
      No. 333-74777)
10.6  Security Agreement dated March 31, 1998 with Sirrom Capital
      Corporation (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.7  Form of Stock Option Plan (Incorporated by reference from our registration statement on Form S-1; Registration No.
      333-74777)
23.1  Consent of Ernst & Young LLP, Independent Auditors
27    Financial Data Schedule

  (b) REPORTS ON FORM 8-K.

     The registrant has filed no Forms 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONLINE RESOURCES & COMMUNICATIONS
                                            CORPORATION

Date:  March 30, 2000                     By:     /s/ MATTHEW P. LAWLOR
                                            ------------------------------------
                                                     Matthew P. Lawlor
                                                        Chairman and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----

             /s/ MATTHEW P. LAWLOR                   Chairman and Chief Executive      March 30, 2000
------------------------------------------------                Officer
               Matthew P. Lawlor

              /s/ CARL D. BLANDINO                Executive Vice President and Chief   March 30, 2000
------------------------------------------------     Financial Officer (Principal
                Carl D. Blandino                   Financial and Accounting Officer)

             /s/ THOMAS S. JOHNSON                             Director                March 30, 2000
------------------------------------------------
               Thomas S. Johnson

             /s/ JOSEPH J. SPALLUTO                            Director                March 30, 2000
------------------------------------------------
               Joseph J. Spalluto

             /s/ DAVID A. O'CONNOR                             Director                March 30, 2000
------------------------------------------------
               David A. O'Connor

              /s/ ERVIN R. SHAMES                              Director                March 30, 2000
------------------------------------------------
                Ervin R. Shames

            /s/ GEORGE M. MIDDLEMAS                            Director                March 30, 2000
------------------------------------------------
              George M. Middlemas

               /s/ MICHAEL K. LEE                              Director                March 30, 2000
------------------------------------------------
                 Michael K. Lee

              /s/ MICHAEL H. HEATH                             Director                March 30, 2000
------------------------------------------------
                Michael H. Heath