Form 10-Q
period 2000-03-31
ONLINE RESOURCES & COMMUNICATIONS CORP
filed 2000-05-15
CIK 888953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM _________________ TO ___________________

                         COMMISSION FILE NUMBER 0-26123


                  ONLINE RESOURCES & COMMUNICATIONS CORPORATION
             ------------------------------------------------------
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

                                 (703) 394-5100
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

     As of April 12, 2000 there were 11,860,704 shares of the issuer's common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                  ONLINE RESOURCES & COMMUNICATIONS CORPORATION

                                 BALANCE SHEETS

                                                                                           MARCH 31,               DECEMBER 31,
                                                                                             2000                      1999
                                                                                       ----------------          ----------------
  ASSETS                                                                                  (UNAUDITED)

  Current assets:

      Cash and cash equivalents                                                        $      2,828,958          $      1,588,187
      Investments                                                                            14,352,662                19,905,929
      Accounts receivable (net of allowance of approximately $165,000 and
        $152,000 at March 31, 2000, and December 31, 1999, respectively)                      1,984,545                 1,875,707
      Prepaid expenses and other current assets                                                 865,626                   946,207
                                                                                       ----------------          ----------------
           Total current assets                                                              20,031,791                24,316,030

 Property and equipment, net                                                                  4,949,142                 4,616,672
 Other assets                                                                                   259,744                   284,473
                                                                                       ----------------          ----------------
           Total assets                                                                $     25,240,677          $     29,217,175
                                                                                       ================          ================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                                                 $        575,477          $        812,082
      Accrued expenses and other current liabilities                                            830,221                   565,384
      Accrued wages                                                                             371,518                   537,553
      Accrued vacation                                                                          268,640                   378,640
      Deferred revenues                                                                         374,116                   417,926
      Current portion of capital lease obligations                                              535,564                   709,076
                                                                                       ----------------          ----------------
           Total current liabilities                                                          2,955,536                 3,420,661

 Capital lease obligation, less current maturities                                              329,160                   329,480
                                                                                       ----------------          ----------------
           Total Liabilities                                                                  3,284,696                 3,750,141
 Commitments
 Redeemable convertible Preferred Stock, $0.01 par value:
     Series B redeemable convertible preferred stock;
       100,000 shares designated, no shares issued and outstanding.                                   -                         -
     Series C redeemable convertible preferred stock; 287,000 shares
         designated, no shares issued and outstanding.                                                -                         -
                                                                                       ----------------          ----------------
            Total redeemable convertible Preferred Stock                                              -                         -

 Stockholders' equity
 Series A convertible preferred stock, $0.01 par value; 1,000,000 shares
     authorized, no shares issued and outstanding.                                                    -                         -
 Common stock, $.0001 par value; 35,000,000 shares authorized, 11,515,463, and
      11,050,456 issued and outstanding at March 31,2000 and December 31,
     1999, respectively.                                                                          1,152                     1,105
 Additional capital                                                                          84,264,131                83,035,825
 Deferred stock compensation                                                                   (243,839)                 (267,949)
 Accumulated deficit                                                                        (61,687,366)              (56,651,707)
 Receivable from the sale of common stock                                                      (335,604)                 (650,240)
 Unrealized loss on available for sale securities                                               (42,493)                        -
                                                                                       -----------------         ----------------
         Total stockholders' equity                                                          21,955,981                25,467,034
                                                                                       ----------------          ----------------
         Total liabilities and stockholders' equity                                    $     25,240,677          $     29,217,175
                                                                                       ================          ================

        See accompanying notes to unaudited interim financial statements.

                  ONLINE RESOURCES & COMMUNICATIONS CORPORATION
                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                         2000                           1999
                                                                         ----                           ----
    Revenues:
       Service fees                                                $     2,316,815                $     1,145,628
       Implementation and other revenues                                   829,859                        358,068
                                                                   ---------------                ---------------
         Total revenues                                                  3,146,674                      1,503,696

    Expenses:
       Cost of revenues                                                  3,098,553                      1,905,916
                                                                   ---------------                ---------------
                                                                            48,121                       (402,220)


       General & administrative                                          1,662,317                        795,174
       Selling and marketing                                             2,266,814                        983,281
       Systems and development                                           1,426,953                        904,355
                                                                   ---------------                ---------------
                                                                         5,356,084                      2,682,810
                                                                   ---------------                ---------------
    Loss from operations                                                (5,307,963)                    (3,085,030)

    Other income (expense):
       Interest Income                                                     301,004                         41,709
       Interest expense                                                    (28,700)                      (441,701)
                                                                   ----------------               ----------------
         Total other income (expense)                                      272,304                       (399,992)

                                                                   ---------------                ---------------
    Net loss                                                            (5,035,659)                    (3,485,022)
    Preferred stock accretion                                                    -                     (1,266,184)
    Beneficial return on preferred shares                                        -                     (2,668,109)
                                                                   ---------------                ----------------
    Net loss available to common
     stockholders                                                  $    (5,035,659)               $    (7,419,315)
                                                                   ===============                ================

    Basic and diluted loss per share                               $         (0.45)               $         (1.81)
                                                                   ===============                ================
    Pro forma basic and diluted loss per share                                                    $         (0.47)
                                                                                                  ================
    Shares used in calculation of loss per share:

       Basic and diluted                                                11,135,193                      4,106,277
       Pro forma basic and diluted                                                                      7,361,962

        See accompanying notes to interim unaudited financial statements.

                  ONLINE RESOURCES & COMMUNICATIONS CORPORATION

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                         2000                              1999
                                                                ----------------------------------------------------
  OPERATING ACTIVITIES
  Net loss                                                      $     (5,035,659)                   $    (3,485,022)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
      Depreciation                                                       404,501                            237,111
      Amortization                                                             -                            100,576
      Compensation expense related to
          Issuance of common stock                                       109,035                            115,204
      Provision for losses on accounts receivable                         13,000                                  -
    Changes in assets and liabilities:
       Accounts receivable                                              (121,838)                           (68,230)
       Prepaid expenses and other
         current assets                                                   80,581                           (111,113)
       Escrow deposit                                                          -                            255,000
       Other assets                                                       24,729                             (8,881)
       Accounts payable                                                 (236,605)                          (413,683)
       Accrued expenses                                                  (11,198)                          (147,879)
       Deferred revenues                                                 (43,810)                            24,821
                                                                -----------------                   ---------------
  Net cash used in operating activities                               (4,817,264)                        (3,502,096)

  INVESTING ACTIVITIES
  Investments in available for sale securities                       (13,214,935)                                 -
  Sale of available for sale securities                               18,725,709                                  -
  Purchase of property and equipment                                    (736,971)                           (30,695)
                                                                -----------------                   ----------------
  Net cash provided by (used in) investing activities                  4,773,803                            (30,695)

  FINANCING ACTIVITIES
  Proceeds from issuance of common
    stock                                                              1,143,428                             96,132
  Repayment of stock subscription receivable                             314,636                                  -
  Net proceeds from issuance of Series C
     redeemable convertible preferred stock                                    -                          5,349,000
  Repayment of capital lease
    obligations                                                         (173,832)                          (131,578)
  Repayment of long-term debt                                                  -                           (246,194)
                                                                ----------------                    ----------------
  Net cash provided by financing activities                            1,284,232                          5,067,360
                                                                ----------------                    ---------------
  Net increase in cash and
    cash equivalents                                                   1,240,771                          1,534,569
  Cash and cash equivalents at
    beginning of period                                                1,588,187                          3,471,620
                                                                ----------------                    ---------------
  Cash and cash equivalents at end of period                    $      2,828,958                    $     5,006,189
                                                                ================                    ===============

        See accompanying notes to unaudited interim financial statements.

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Online Resources & Communications Corporation (the "Company") is a leading Internet banking, bill payment and e-finance application service provider to financial institutions. We provide our clients, primarily regional and community banks, thrifts and credit unions, with an end-to-end outsourced service, which is branded in their name. This enables cost-effective delivery of Internet-based financial services to the consumer, small business and other retail customers of our clients. By packaging our transaction services with our call center, database and support services, we offer an integrated financial hub and a single point of accountability for our clients and their retail customers.

INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 1999, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 30, 2000. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2. INITIAL PUBLIC OFFERING

     On June 4, 1999, the Company completed an initial public offering of 3,100,000 shares of its common stock. The offered shares generated proceeds, net of underwriting commissions, to the Company of approximately $40 million and this was further reduced by an additional $1 million of other related offering costs. Concurrent with the offering, all 1,071,779 outstanding shares of our convertible preferred stock automatically converted into 3,571,559 shares of common stock.

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

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                         ---------------------------------------------
                                                                               2000                         1999
                                                                         ---------------------------------------------
Net loss                                                                 $    (5,035,659)             $    (3,485,022)
Preferred stock accretion                                                              -                   (1,266,184)
Beneficial return on preferred
     shares                                                                            -                   (2,668,109)
                                                                         ---------------              ----------------
Net loss available for common
     stockholders                                                        $    (5,035,659)             $    (7,419,315)
                                                                         ===============              ================
Weighted average number of common
     shares                                                                   11,135,193                    4,106,277
Effect of dilutive securities:
Stock options                                                                          -                            -
Warrants                                                                               -                            -
Redeemable convertible preferred stock                                                 -                            -
                                                                         ---------------              ---------------
Adjusted weighted average shares and assumed
    Conversions                                                               11,135,193                    4,106,277
                                                                         ===============              ===============
Pro forma adjustment for redeemable convertible
    preferred stock                                                                                         3,255,685

Pro forma weighted average shares                                                                           7,361,962

Loss per share:
    Basic and diluted                                                       $      (0.45)                $      (1.81)
                                                                        ================              ===============
    Pro forma basic and diluted                                                                          $      (0.47)
                                                                                                      ===============

Due to their antidulitive effects, outstanding shares of preferred stock, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share for all periods presented.

4. EQUITY

     Effective May 2, 1999, the Board of Directors of the Company approved a 1 for 2.8056787 reverse stock split of the Company's $0.0001 par value common stock. All references in the accompanying financial statements to the number of shares of common stock and per share amounts have been restated to reflect this split.

During the fiscal quarter ended March 31, 2000, individuals exercised options and warrants to purchase 465,007 shares of common stock with net proceeds to the Company of approximately $1.1 million.

5. COMPONENTS OF COMPREHENSIVE INCOME

Comprehensive income includes the Company's net loss adjusted for changes, net of tax, of unrealized losses on investments in marketable securities. Comprehensive income for the three months ended March 31, 2000 and 1999 is as follows:

                                               Three Months Ended
                                                      March 31
                                               2000                 1999
                                               ----                 ----
Comprehensive income:
  Net loss                                 $(5,035,659)          $(3,485,022)
  Unrealized loss on investments in
    marketable securities                      (42,493)                    -
                                           -----------           -----------
Total comprehensive income:                $(5,078,152)          $(3,485,022)
                                           ===========           ===========


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

   - Statements regarding trends in Online Resources' revenues, expense levels, and liquidity and capital resources;

   - Statements about the sufficiency of the proceeds from Online Resources' IPO and cash balances to meet currently planned working capital and capital expenditure requirements; and

   - Other statements identified or qualified by words such as "likely", "will", "suggest", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "seek", "intend" and other similar words that signify forward-looking statements.

These forward-looking statements represent the best judgment of Online Resources as of the date of the Quarterly Report on Form 10-Q, and Online Resources cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in the 10-K filed March 31, 2000 of Online Resources. These risks include, among others, the following:

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

   -  consolidation of the banking and financial services industry;

   - our failure to successfully implement a system upgrade or conversion may adversely affect our business;

   -  our co-marketing efforts may not be successful;

   -  government regulation could interfere with our business;

   -  security breaches or system failures could disrupt our business; and

   -  if we lose a material client our business may be adversely impacted

OVERVIEW

     We derive revenue from long-term service contracts with our financial institution clients, who pay us recurring fees based primarily on the number of their retail customers enrolled and transaction volumes, as well as upfront implementation fees.

As a network-based service provider, we have made substantial up-front investments in infrastructure. We believe our financial performance and operating leverage will be based primarily on increasing retail customer subscriptions and transaction volumes over a relatively fixed cost base.

     Our current sources of revenue are from service fees, implementations and selling related products. We expect that our primary source of revenue growth will come from service fees as a result of continued growth of retail customers.

     Service fees: Our primary source of revenue is from providing services which include banking, billpaying, customer service, web page hosting, consumer marketing, information reporting, administrative services, and communications services. We charge our financial institution clients a fixed monthly fee based on the number of their retail customers who use our banking, billpaying and customer support services. Fees for web page hosting, consumer marketing, information reporting, administrative services, and communications services are closely tied to the number of retail customers and are bundled as either fixed price monthly charges, fixed price project fees, or hourly billings.

     Implementation and other: We generate revenue from implementation of our services to our financial institution clients. Implementation fees are paid on a one time basis at signing and recognized as revenue using the percentage of completion method. Additionally, we also derive revenue from sales of related enabling products and software at fixed prices, including our PC software, screen-based telephone and customer service software. These have not been a significant source of revenue and continue to decline as retail customers migrate to the web service.

     Historically, the majority of our resources have been directed to creating our proprietary Opus(SM) system. This system enables us to provide a broad range of services to our financial institutional clients including online banking, billpaying, and access to complementary financial services supported by our customer call center, marketing services and other support services. While investment to date has been significant, we believe the infrastructure we have built will enable us to support our anticipated growth over the next several years with only nominal incremental cost for additional retail customers.

FINANCIAL CONDITION

     Since our founding, we have incurred high costs to create our infrastructure, while generating low revenues. As a result, we have historically experienced large operating losses and negative cash flow. At March 31, 2000, we had accumulated deficits of $61.7 million and net property and equipment of $4.9 million. We have funded our operations primarily through the issuance of equity and debt securities. Ongoing working capital requirements will primarily consist of personnel costs related to enhancing and maintaining our Opus(SM) system. We expect to continue to incur losses in the near future.

     As of March 31, 2000 the Company had $2.8 million in cash and cash equivalents and $14.4 million in investments as compared to $1.6 million in cash and cash equivalents and $19.9 million in investments as of December 31, 1999. The decrease in cash and investments results from cash used for operating purposes. Total liabilities decreased from $3.8 million as of December 31, 1999 to $3.3 million as of March 31, 2000 primarily as a result of a decrease in current capital lease obligations.

     Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

RESULTS OF OPERATIONS

     The following table presents certain items derived from our statements of operations expressed as a percentage of revenue.

                                         THREE MONTHS ENDED MARCH 31,
                                         ----------------------------
                                         2000                  1999
Statement of Operations Data:
Revenues:
  Service fees                            73.6%                 76.1%
  Implementation and other revenues       26.4                  23.9
                                         -----                 -----
     Total revenues                      100.0                 100.0

Expenses:

  Cost of revenues                        98.5                 126.7
                                         -----                 -----
Gross margin (loss)                        1.5                 (26.7)

  General and administrative              52.8                  52.9
  Sales and marketing                     72.0                  65.4
  Systems and development                 45.3                  60.1
                                         -----                 -----
     Total expenses                      170.1                 178.4
                                         -----                 -----
Loss from operations                    (168.6)               (205.1)
Total other income (expense)               8.7                 (26.6)
                                         -----                 -----
Net loss                                (159.9)%              (231.7)%
                                        ======                ======


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

     Revenues: We derive revenues from service fees, implementations and from selling other products. Revenues increased 109% to $3.1 million for the three months ended March 31, 2000 as compared to $1.5 million for the three months ended March 31, 1999. This increase was primarily attributable to a 102% increase in service fees which were driven by having on average 168% more retail customers for the three months ended March 31, 2000 compared to the average number of retail customers for the three months ended March 31, 1999. Additionally, implementation and other fees grew 132% as a result of increases in clients launched onto our system and one-time fees attributable to financial institutions ending their service prior to the expiration of their contracts.

     Cost of Revenues: Cost of revenues primarily includes telecommunications, payment processing, system operations, customer service, implementation and related products. Cost of revenues increased 63% to $3.1 million for the three months ended March 31, 2000 as compared to $1.9 million for the three months ended March 31, 1999. This increase was primarily attributable to a $511,000 increase in customer service costs and a $408,000 increase in payment processing costs. These increases resulted from the increased number of retail customers and an increase in staff to support the growth of our operations.

     General and Administrative: General and administrative expenses primarily consist of salaries for executives, administrative and financial control personnel and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased 109% to $1.7 million for the three months ended March 31, 2000 as compared to $795,000 for the three months ended March 31, 1999. The increase in general and administrative expenses results from a 38% increase in headcount, increased rent and depreciation expenses associated with the expansion of corporate facilities.

     Sales and Marketing: Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. As of May 15, 2000, we had 41 marketing partners who act as resellers of our services. We have no obligation to these marketing partners other than to provide services sold to financial institutions by the marketing partners and to pay commissions to them on the sales. The marketing partners have no obligations to us other than to re-sell our services. Sales and marketing expenses increased 131% to $2.3 million for the three months ended March 31, 2000 as compared to $983,000 for the three months ended March 31, 1999. Increased personnel costs, consumer marketing expenses, commissions, and travel costs contributed to the escalation in sales and marketing expenses. The increases in consumer marketing expenditures are attributable to promoting the adoption of our services by the retail customers of the growing number of launched financial institution clients.

     Systems and Development: Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the development of new services and products, and new technology to enhance existing products. System and development expenses increased 58% to $1.4 million for the three months ended March 31, 2000 as compared to $904,000 for the three months ended March 31, 1999. This was primarily attributable to costs associated with a technical staff expansion and the use of third party consultants. The cost of third party consultants is generally higher than the cost of internal resources.

     Other Income and Expense: Interest income increased 622% to $301,000 for the three months ended March 31, 2000 as compared to $42,000 for the three months ended March 31, 1999. The increase was due to the investment of a portion of the IPO proceeds in available for sale securities during the first quarter of 2000. Interest expense decreased 94% to $29,000 for the three months ended March 31, 2000 as compared to $442,000 for the three months ended March 31, 1999. The decrease in interest expense is a result of the Company extinguishing $9.4 million of corporate debt on June 10, 1999.

     For the three months ended March 31, 2000 and 1999 the basic and diluted loss per share from operations was $(0.48) and $(1.81), respectively. The pro forma loss per share from operations was $(0.47) for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception and until our initial public offering, we have primarily financed our operations through private placements of our common and preferred stock and the issuance of debt. We have also entered into various capital lease financing agreements. In June 1999, we closed our initial public offering of
3.1 million shares of common stock at an initial public offering price of $14.00 per share. Net of underwriting commissions, we received cash proceeds of approximately $40 million in cash, which was reduced further by an additional $1 million of other related offering costs. At March 31, 2000 we had $2.8 million in cash and cash equivalents and $14.4 million in investments in available for sale securities.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

     Net cash used in operating activities was $4.8 million for the three months ended March 31, 2000 as compared to $3.5 million in the three months ended March 31, 1999. Cash used in operating activities in the three months ended March 31, 2000 resulted primarily from a net loss of $5.0 million. Cash used in operating activities in the three months ended March 31, 1999 was primarily attributable to a net loss of $3.5 million.

     Net cash provided from investing activities in the three months ended March 31, 2000 was $4.8 million, which primarily resulted from the net reduction of $5.5 million of investments in available for sale securities.

     Net cash provided by financing activities was $1.3 million in the three months ended March 31, 2000 as compared to $5.1 million in the three months ended March 31, 1999. Cash provided by financing activities in the three months ended March 31, 2000 resulted primarily from the issuance of $1.1 million of common stock attributable to the exercise of stock options and warrants. During the three months ended March 31, 1999 $5.3 million in cash provided by financing activities was the result of the issuance of Series C redeemable convertible preferred stock. At March 31, 2000 Online Resources had cash and cash equivalents of $2.8 million, investments in available for sale securities of $14.4 million, working capital of $17.1 million, long term obligations of $329,000 and stockholder equity of $22.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio. At March 31, 2000 our investment portfolio consisted of $2.8 million of cash and cash equivalents invested in demand deposit and overnight investment accounts and $14.4 million invested in available for sale securities. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of March 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not a party to any pending material litigation nor is it aware of any pending or threatened litigation that would have a material adverse effect on the Company or its business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Proceeds to Online Resources, from its initial public offering in June, 1999, net of offering costs from the offering, totaled approximately $39 million. As of March 31, 2000, Online Resources had used $9.4 million of the proceeds for the repayment of debt, $12.4 million for working capital and $17.2 million was held in cash and temporary investments.

     During the fiscal quarter ended March 31, 2000, individuals exercised options and warrants to purchase 465,007 shares of common stock with net proceeds to the Company of approximately $1.1 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

            Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not applicable.

ITEM 5. OTHER INFORMATION.

            Not applicable.

ITEM 6. EXHIBITS

     (A)    Exhibits
           (27) Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ONLINE RESOURCES & COMMUNICATIONS
                                                      CORPORATION

                 Date: May 15, 2000        By: /s/ Matthew P. Lawlor
        ---------------------------        -------------------------
                                           Matthew P. Lawlor

                                           Chairman and Chief Executive
                                           Officer (Principal Executive Officer)

                 Date: May 15, 2000        By: /s/ Carl D. Blandino
        ---------------------------        ------------------------
                                           Carl D. Blandino
                                           Chief Financial Officer, Executive
                                           Vice President
                                           (Principal Financial Officer)