Form 10-K/A
period 1999-12-31
ONLINE RESOURCES & COMMUNICATIONS CORP
filed 2000-06-30
CIK 888953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                                COMMISSION FILE NUMBER 0-26123

                               ONLINE RESOURCES &
                           COMMUNICATIONS CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 52-1623052
              (State or other jurisdiction of          (I.R.S. Employer Identification Number)
              incorporation or organization)

              7600 COLSHIRE DRIVE
                MCLEAN, VIRGINIA                       22102
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

 This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. This Form 10-K/A is filed with the Securities and Exchange Commission solely for the purpose of revising and restating the following items in their entirety. Such revisions are required to amend the number of shares used in calculation of the basic and diluted loss per share from 9,327,202 to 8,010,331 and to adjust for 1999 the loss per share based upon such amended number of shares.

                                   PART II

ITEM 6.  SELECTED FINANCIAL DATA

    You should read the following selected financial information in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                               YEAR ENDED DECEMBER 31
                                            ---------------------------------------------------------------------
                                                1995          1996           1997           1998        1999
                                            ------------ -------------  -------------  ------------- ------------
                   Statement of Operations
                     Data:
                   Revenues:
                     Core services........  $   372,573   $   417,590   $  1,011,161   $  2,221,230  $  4,362,695
                     Support services.....      307,423       176,653        207,697        644,818     2,015,480
                     Implementation fees..       66,620       417,116      1,310,950      1,200,158     1,772,290
                     Related products.....      237,654       119,150        324,736        259,898       295,070
                                            -----------   -----------   ------------   ------------  ------------
                          Total revenues..      984,270     1,130,509      2,854,544      4,326,104     8,445,535
                     Cost of revenues.....    1,853,486     1,864,991      5,128,584      6,289,462     9,081,269
                                            -----------   -----------   ------------   ------------  ------------
                                               (869,216)     (734,482)    (2,274,040)    (1,963,358)     (635,734)
                     General and
                        administration....    1,699,363     2,208,218      2,508,058      2,705,029     3,894,475
                     Sales and marketing..    1,423,255     2,249,405      3,257,725      3,377,728     5,266,044
                     Systems and
                        development.......    1,241,874     1,469,272      2,682,261      2,444,615     3,998,936
                                            -----------   -----------   ------------   ------------  ------------
                          Total expenses...   4,364,492     5,926,895      8,448,044      8,527,372    13,159,455
                                            -----------   -----------   ------------   ------------  ------------
                   Loss from operations...   (5,233,708)   (6,661,377)   (10,722,084)   (10,490,730)  (13,795,189)
                   Other income (expense).        6,251      (315,014)      (323,727)    (1,067,739)      (34,045)
                                            -----------   -----------   ------------   ------------  ------------
                   Loss before
                      extraordinary loss...  (5,227,457)   (6,976,391)   (11,045,811)   (11,558,469)  (13,829,234)
                   Extraordinary loss from
                     extinguishment of
                     debt (1).............           --            --             --             --      (885,407)
                   Net loss...............   (5,227,457)   (6,976,391)   (11,045,811)   (11,550,469)  (14,714,641)
                   Preferred stock
                     accretion............           --            --     (1,998,665)    (3,779,169)   (2,236,716)
                   Beneficial return on
                     preferred shares (2).           --            --             --             --    (2,668,109)
                                            -----------   -----------   ------------   ------------  ------------
                   Net loss available for
                     common...............   (5,227,457)   (6,976,391)   (13,044,476)   (15,337,638)  (19,619,466)
                   Net loss per share
                     basic and diluted....  $     (1.52)  $    (1.86)   $     (3.38)   $     (3.83)  $     (2.45)
                                            ============  ============  =============  ============= =============
                   Shares used in
                     calculation of basic
                     and diluted loss per
                     share................    3,427,844     3,742,648      3,858,366      4,009,713     8,010,331


----------

(1) On June 10, 1999, we used $9.4 million of the net proceeds from our initial public offering to pay off corporate debt which resulted in a one time charge.

(2) We recorded a deemed beneficial return on the Series C preferred stock issued during the first three months of 1999, due to these shares being convertible into common stock at a discount from fair value at the date of issuance.


                                                                     YEAR ENDED DECEMBER 31
                                             --------------------------------------------------------------------
                                                 1995         1996           1997          1998         1999
                                             ----------- -------------  ------------- -------------  ------------
                   Balance Sheet Data:
                   Cash and equivalents....  $  762,738   $    41,142   $  1,855,161  $  3,471,620    $ 1,588,187
                   Working capital.........   1,265,745    (1,399,022)      (144,592)      580,376     20,895,369
                   Total assets............   2,429,060     2,082,436      4,681,995     9,421,428     29,217,175
                   Notes payable, less
                    current portion........     475,000     4,555,808      1,199,225     8,525,467             --
                   Capital lease
                    obligations, less current
                    portion................      92,154            --        352,956       605,322        329,480
                   Put option liability....          --            --             --       362,700             --
                   Other non-current
                     liabilities...........          --            --             --       193,400             --
                   Total liabilities.......     993,447     6,927,011      4,217,590    14,833,950      3,750,141
                   Redeemable convertible
                     preferred stock.......          --       645,000     16,836,016    25,776,254             --
                   Series A Convertible
                     Preferred Stock.......       7,950         7,950          7,950         7,950             --
                   Stockholders' equity
                     (deficit).............   1,435,613    (5,489,575)   (16,371,611)  (31,188,776)    25,467,034

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors..................
Balance Sheets.....................................................
Statements of Operations...........................................
Statements of Stockholders' Equity.................................
Statements of Cash Flows...........................................
Notes to Financial Statements......................................

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

/s/ ERNST & YOUNG, LLP

McLean, Virginia
February 10, 2000

                                 BALANCE SHEETS


                                                                                         DECEMBER 31,
                                                                                 --------------------------
                                                                                      1998       1999
                                                                                 ------------- ------------
                         ASSETS
                         Current assets:
                           Cash and cash equivalents (Note 2)..................  $  3,471,620  $  1,588,187
                           Escrow deposit......................................       400,985            --
                           Investments (Note 3)................................            --    19,905,929
                           Accounts receivable (net of allowance of $52,000,and
                              $152,000 at December 31, 1998 and 1999,
                              respectively)....................................       933,585     1,875,707
                           Prepaid expenses and other current assets...........       921,247       946,207
                                                                                 ------------  ------------
                                   Total current assets........................     5,727,437    24,316,030
                         Property and equipment, net (Note 4)..................     3,166,019     4,616,672
                         Other assets..........................................       527,972       284,473
                                                                                 ------------  ------------
                                   Total assets................................  $  9,421,428  $ 29,217,175
                                                                                 ============  ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                         Current liabilities:
                           Accounts payable....................................  $  1,707,675  $    812,082
                           Accrued expenses and other current liabilities......       617,929       565,384
                           Accrued wages.......................................       425,703       537,553
                           Accrued vacation....................................       191,090       378,640
                           Deferred revenues...................................       678,117       417,926
                           Current portion of capital lease obligation.........       614,585       709,076
                           Current portion of long term debt (Note 5)..........       711,962            --
                           Current portion of notes payable to related parties.       200,000            --
                                                                                 ------------  ------------
                                   Total current liabilities...................     5,147,061     3,420,661
                           Capital lease obligation............................       605,322       329,480
                           Long Term debt (net of unamortized discount of
                            $506,861 at December 31, 1998) less current
                            portion.............................................    8,525,467            --
                           Put option liability................................       362,700            --
                           Other Noncurrent Liabilities........................       193,400            --
                                                                                 ------------  ------------
                                   Total Liabilities...........................    14,833,950     3,750,141
                         Commitments (Note 6)
                         Redeemable convertible Preferred Stock, $.01 par
                          value (Note 8)
                         Series B redeemable convertible preferred stock;
                          100,000 shares designated, 1,000 shares issued and
                          outstanding at December 31, 1998......................      120,854            --
                         Series C redeemable convertible preferred stock;
                           287,000 shares designated, 224,700 shares issued
                           and outstanding at December 31, 1998.................   25,655,400            --
                                                                                  -----------   -----------
                                    Total redeemable convertible Preferred Stock   25,776,254            --
                         Stockholders' equity (deficit) (Note 9)
                           Series A convertible preferred stock, $0.1 par
                            value; 1,000,000 shares authorized, 795,000 shares
                            issued and outstanding at December 31, 1998.........        7,950            --
                           Common stock, $.0001 par value; 35,000,000 shares
                              authorized, 4,053,653 and 11,050,456 issued and
                              outstanding at December 31, 1998 and 1999,
                              respectively.....................................           405         1,105
                           Additional paid-in capital..........................    11,078,308    83,035,825
                           Accumulated deficit.................................   (41,937,066)  (56,651,707)
                           Deferred stock compensation.........................            --      (267,949)
                           Receivable from the sale of common stock............      (338,373)     (650,240)
                                                                                 ------------  ------------
                                   Total stockholders' equity (deficit)........   (31,188,776)   25,467,034
                                                                                 ------------  ------------
                                   Total liabilities and stockholders' equity..  $  9,421,428  $ 29,217,175
                                                                                 ============  ============

                  ONLINE RESOURCES & COMMUNICATIONS CORPORATION

                            STATEMENTS OF OPERATIONS


                                                                              YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                        1997           1998           1999
                                                                   -------------  -------------  -------------
                       Revenues:
                         Core services...........................   $  1,011,161   $  2,221,230   $  4,362,695
                         Support services........................        207,697        644,818      2,015,480
                         Implementation fees.....................      1,310,950      1,200,158      1,772,290
                         Related products........................        324,736        259,898        295,070
                                                                    ------------   ------------   ------------
                                 Total revenues..................      2,854,544      4,326,104      8,445,535
                       Expenses:
                         Cost of revenues........................      5,128,584      6,289,462      9,081,269
                                                                    ------------   ------------   ------------
                                                                      (2,274,040)    (1,963,358)      (635,734)
                         General and administrative..............      2,508,058      2,705,029      3,894,475
                         Selling and marketing...................      3,257,725      3,377,728      5,266,044
                         Systems and development.................      2,682,261      2,444,615      3,998,936
                                                                    ------------   ------------   ------------
                                 Total expenses..................      8,448,044      8,527,372     13,159,455
                       Loss from operations......................    (10,722,084)   (10,490,730)   (13,795,189)
                       Other income (expense):

                         Interest income.........................        147,988         94,312        989,520
                         Interest expense........................       (471,187)    (1,146,614)      (958,852)
                         Other...................................           (528)       (15,437)       (64,713)
                                                                     ------------   ------------   ------------
                                 Total other income (expense)....       (323,727)    (1,067,739)       (34,045)
                       Loss before extraordinary loss............    (11,045,811)   (11,558,469)   (13,829,234)
                       Extraordinary loss from the
                         extinguishment of debt..................             --             --       (885,407)
                                                                     ------------   ------------   ------------
                       Net loss..................................    (11,045,811)   (11,558,469)   (14,714,641)
                       Preferred stock accretion.................     (1,998,665)    (3,779,169)    (2,236,716)
                       Beneficial return on preferred shares.....             --             --     (2,668,109)
                                                                    ------------   ------------   ------------
                       Net loss available to common shareholders.   $(13,044,476)  $(15,337,638)  $(19,619,466)
                                                                    ============   ============   ============
                       Loss per share:
                         Net loss per share from continuing
                           operations (including accretion and
                           beneficial return on preferred shares).. $      (3.38)  $      (3.83)  $      (2.34)
                         Net loss per share -- extraordinary loss             --             --          (0.11)
                         Net loss per share attributable to
                          common shareholders....................   $      (3.38)  $      (3.83)  $      (2.45)
                       Shares used in calculation of loss per
                         share:
                         Basic and diluted.......................      3,858,366      4,009,713      8,010,331

                  ONLINE RESOURCES & COMMUNICATIONS CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                        SERIES A
                                     PREFERRED STOCK              COMMON STOCK         ADDITIONAL
                                ----------------------       --------------------        PAID-IN        ACCUMULATED
                                  SHARES        AMOUNT        SHARES       AMOUNT        CAPITAL          DEFICIT
                                ----------   ----------      --------    --------     -------------     ------------
Balance at December 31, 1996      795,000       $ 7,950      3,816,467     $   382    $ 13,834,879    $(19,332,786)
 Issuance of common stock...           --            --            151          --           1,454              --
 Exercise of common stock
   options..................           --            --         75,038           7         234,491              --
 Issuance of common stock
   warrants.................           --            --             --          --       2,145,986              --
 Series B preferred stock
   accretion................           --            --             --          --         (10,331)             --
 Series C preferred stock
   accretion................           --            --             --          --      (1,988,334)             --
 Net loss...................           --            --             --          --              --     (11,045,811)
                                  -------       -------      ---------     -------    ------------    ------------
Balance at December 31, 1997      795,000         7,950      3,891,656         389      14,218,145     (30,378,597)
 Issuance of common stock...           --            --            694          --           5,400              --
 Exercise of common stock
   options..................           --            --        208,587          20         674,041              --
 Purchase of treasury stock.           --            --        (64,392)         (6)       (517,997)             --
 Issuance of common stock
   options..................           --            --             --          --         333,890              --
 Conversion of Series C
   preferred stock to common
   stock....................           --            --         17,108           2         143,998              --
 Series B preferred stock
   accretion................           --            --             --          --         (10,523)             --
 Series C preferred stock
   accretion................           --            --             --          --      (3,768,646)             --
 Net loss...................           --            --             --          --              --     (11,558,469)
                                  -------       -------      ---------     -------    ------------    ------------
Balance at December 31, 1998      795,000         7,950      4,053,653         405      11,078,308     (41,937,066)
 Issuance of common stock...           --            --      3,100,072         310      38,645,647              --
 Conversion of preferred
   stock....................     (795,000)       (7,950)     3,571,559         357      35,751,430              --
 Exercise of common stock
   options..................           --            --        296,382          29       1,324,995              --
 Exercise of common stock
   warrants.................           --            --         36,066           4         165,191              --
 Issuance of common stock
   options..................           --            --             --          --         448,661              --
 Issuance of common stock
   warrants.................           --            --             --          --           3,191              --
 Amortization of deferred
   stock compensation.......           --            --             --          --              --              --
 Extinguishment of put
   option...................           --            --             --          --         584,477              --
 Purchase of treasury stock.           --            --         (7,276)         --         (61,250)             --
 Repayment of stock
   subscription.............           --            --             --          --              --              --
 Beneficial return on
   preferred shares.........           --            --             --          --      (2,668,109)             --
 Series B preferred stock
   accretion................           --            --             --          --          (4,689)             --
 Series C preferred stock
   accretion................           --            --             --          --      (2,232,027)             --
 Net loss...................           --            --             --          --              --     (14,714,641)
                                  -------       -------      ---------     -------    ------------    ------------
Balance at December 31, 1999           --       $    --      11,050,456    $ 1,105    $ 83,035,825    $(56,651,707)
                                  =======       =======      ==========    =======    ============    ============






                                                   EMPLOYEE
                                   DEFERRED        STOCK                 TOTAL
                                     STOCK         SUBSCRIPTION       STOCKHOLDERS'
                                 COMPENSATION        RECEIVABLE           EQUITY
                                 -------------     -------------      -------------
Balance at December 31, 1996      $      --         $      --       $ (5,489,575)
 Issuance of common stock...             --                --              1,454
 Exercise of common stock
   options..................             --          (219,498)            15,000
 Issuance of common stock
   warrants.................             --                --          2,145,986
 Series B preferred stock
   accretion................             --                --            (10,331)
 Series C preferred stock
   accretion................             --                --         (1,988,334)
 Net loss...................             --                --        (11,045,811)
                                  ---------         ---------       ------------
Balance at December 31, 1997             --          (219,498)       (16,371,611)
 Issuance of common stock...             --                --              5,400
 Exercise of common stock
   options..................             --          (118,875)           555,186
 Purchase of treasury stock.             --                --           (518,003)
 Issuance of common stock
   options..................             --                --            333,890
 Conversion of Series C
   preferred stock to common

   stock....................             --                --            144,000
 Series B preferred stock
   accretion................             --                --            (10,523)
 Series C preferred stock
   accretion................             --                --         (3,768,646)
 Net loss...................             --                --        (11,558,469)
                                  ---------         ---------       ------------
Balance at December 31, 1998             --          (338,373)       (31,188,776)
 Issuance of common stock...             --                --         38,645,957
 Conversion of preferred
   stock....................             --                --         35,743,837
 Exercise of common stock
   options..................             --          (321,250)         1,003,774
 Exercise of common stock
   warrants.................             --                --            165,195
 Issuance of common stock
   options..................       (448,661)               --                 --
 Issuance of common stock
   warrants.................             --                --              3,191
 Amortization of deferred
stock compensation..........        180,712                --            180,712
 Extinguishment of put
   option...................             --                --            584,477
 Purchase of treasury stock.             --                --            (61,250)
 Repayment of stock
   subscription.............             --             9,383              9,383
 Beneficial return on
preferred shares............             --                --         (2,668,109)
 Series B preferred stock
   accretion................             --                --             (4,689)
 Series C preferred stock
   accretion................             --                --         (2,232,027)
 Net loss...................             --                --        (14,714,641)
                                  ---------         ---------       ------------
Balance at December 31, 1999      $(267,949)        $(650,240)      $ 25,467,034
                                  =========         =========       ============

                            STATEMENTS OF CASH FLOWS


                                                                              YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                        1997           1998         1999
                                                                   -------------- -------------- -------------
                      OPERATING ACTIVITIES
                      Net loss...................................   $(11,045,811)  $(11,558,469) $ (14,714,641)
                      Adjustments to reconcile net loss to net
                        cash used in operating activities:
                        Depreciation.............................        496,745        813,988      1,095,228
                        Amortization.............................         47,063        166,009        199,488
                        Compensation expense related to
                          issuance of common stock...............          1,454        333,890        180,712
                           Provision for losses on accounts
                             receivable..........................         53,553        (28,118)       100,000
                           Extraordinary loss on debt
                            extinguishment.......................             --             --        885,407
                           Reserve for inventory obsolescence....        496,721             --             --
                           Loss on write-off of long-term
                            receivable...........................        100,000             --             --
                           Changes in assets and liabilities:
                             Accounts receivable.................       (342,025)      (389,411)    (1,042,122)
                             Inventory...........................         85,215             --             --
                             Prepaid expenses and other current
                                assets...........................        (27,434)      (322,294)      (474,960)
                             Escrow deposit......................             --       (400,985)       400,985
                             Other assets........................             --       (352,009)       104,114
                             Accounts payable....................        151,219        718,273       (895,593)
                             Accrued expenses....................        299,476        339,687        246,854
                             Deferred revenues...................         15,650        295,917       (260,191)
                                                                    ------------   ------------  -------------
                      Net cash used in operating activities......     (9,668,174)   (10,383,522)   (14,174,719)
                      INVESTING ACTIVITIES
                      Purchase of property and equipment.........     (1,096,582)      (559,787)    (2,004,993)
                      Purchases of available for sale securities.             --             --   (195,468,564)
                      Sales of available for sale securities.....             --             --    175,119,313
                                                                    ------------   ------------  -------------
                      Net cash used in investing activities......     (1,096,582)      (559,787)   (22,354,244)
                      FINANCING ACTIVITIES
                      Net proceeds from issuance of common stock.         15,000         43,065     39,763,059
                      Net proceeds from issuance of Series B
                      Preferred Stock............................        360,000             --             --
                      Net proceeds from issuance of Series C
                      Preferred Stock............................      7,598,750      4,589,791      5,349,000
                      Proceeds from issuance of long-term debt...      4,020,000      8,434,000             --
                      Proceeds from issuance of long-term debt to
                        related parties..........................        750,000        450,000             --
                      Repayment of capital lease obligations.....       (114,327)      (568,026)      (722,239)
                      Repayment of long-term debt................        (50,000)      (189,710)    (9,744,290)
                      Repayment of long-term debt to related
                      parties....................................             --       (200,000)            --
                                                                    ------------   ------------  -------------
                      Net cash provided by financing activities..     12,579,423     12,559,120     34,645,530
                                                                    ------------   ------------  -------------
                      Net increase (decrease) in cash and Cash
                        equivalents..............................      1,814,667      1,615,811     (1,883,433)
                      Cash and cash equivalents at beginning of
                        period...................................         41,142      1,855,809      3,471,620
                                                                    ------------   ------------  -------------
                      Cash and cash equivalents at end of period.   $  1,855,809   $  3,471,620  $   1,588,187
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

    The following is a summary of the estimated fair value of available-for-sale securities at December 31, 1999:


                                      US Government Treasury
                                        Obligations....................  $ 8,343,786
                                      Commercial Bonds.................   11,562,143
                                                                         -----------
                                                                         $19,905,929
                                                                         ===========

4.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:


                                                                               DECEMBER 31,
                                                                           -------------------
                                                                             1998       1999
                                                                           -------     -------
                       Central processing systems and terminals......... $ 2,348,465  3,273,148
                         Office furniture and equipment.................     643,895  1,167,033
                         Central processing systems and terminals
                           under capital leases.........................   1,212,103  1,752,991



                              Office furniture and equipment under capital
                                leases.........................................     781,698     781,698
                                Leasehold improvements.........................     483,687   1,040,859
                                                                                -----------   ----------
                                                                                  5,469,848   8,015,729

                                Less accumulated depreciation..................   2,303,829   3,399,057
                                                                                -----------   ---------
                                                                                $ 3,166,019   4,616,672
                                                                                ===========   =========

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

    From January 1997 through May 1997, the Company obtained $3,270,000 in bridge financing (The "1997 Bridge Notes") through the sale of bridge units. Each bridge unit consisted of an 8% promissory note with a face value ranging from $10,000 to $750,000 and warrants to purchase common stock equal to 40% of the principal amount of the underlying note at $8.42 per share (Note 9). The Company allocated $405,000 of the 1997 Bridge Notes to the fair value of the warrants issued using the Black -- Scholes pricing model and recorded a corresponding debt discount which was amortized using the effective interest method. Upon successful completion of a Series C Preferred Stock offering during 1997 (Note 8), the Company converted $3,270,000 in principal plus $60,741 in accrued interest less the unamortized discount of $392,000 into 33,301 shares of Series C Preferred Stock.

    In June 1997, the Company entered into a $2,000,000 four year note secured by inventory and equipment (the "Equipment Note"). The Equipment Note called for interest at 9% per annum with interest only to be paid in the first twelve months and with principal and interest starting in month thirteen. The Company drew $1,500,000 of proceeds under the agreement in June 1997 and $434,000 in April 1998. In connection with this note, the Company issued warrants to purchase 10,500 shares of Series C Preferred Stock at $100.00 per share (Note
9). The Company allocated $325,000 of the Equipment Note proceeds to the fair value of the warrants issued using the Black -- Scholes method and recorded a corresponding debt discount which was amortized using the effective interest method over the term of the debt. The discount to the debt resulted in an effective interest rate of 14%, which is consistent with debt instruments having similar risks had no warrants been attached. During the years ended December 31, 1997, 1998 and 1999, the Company recognized additional interest expense of $47,000, $82,000 and $41,000, respectively, related to this allocation. The Company repaid the entire outstanding balance of this note in June 1999. Accordingly, the Company recorded an extraordinary loss of $286,419 from the extinguishment of debt related to the unamortized discounts and loan fees.

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

    The stock purchase warrants were subject to a put option whereby Sirrom can sell the warrants to the Company in the 30-day period prior to the warrants expiration date. The put option is terminated in the event of an initial public offering. The put option price was equal to the fair market value of the common stock issuable under the warrants less the exercise price of $8.42 per share. The Company allocated $584,477 of the proceeds to the fair value of the 165,736 warrants issued using the Black -- Scholes method. The discount to the debt resulted in an effective interest rate of 14%, which is consistent with debt instruments having similar risks had no warrants been attached. The allocation of value to the warrants resulted in a corresponding debt discount and put option liability. The $584,477 debt discount was being amortized to interest expense using the effective interest method over the term of the loan. During the years ended December 31, 1998 and 1999, the Company recognized additional interest expense of approximately $52,000 and $49,000 related to this allocation, respectively.

    In June, 1999, the Company repaid the entire $8,000,000 face amount of the Sirrom Loan. Accordingly, the Company recognized an extraordinary loss on the extinguishment of debt of $598,000 related to the unamortized debt discount and loan fees.

    As of December 31, 1997, 1998, and 1999, accrued interest on notes payable totaled approximately $333,000, $57,000 and $0, respectively.

    The following table summarizes the notes payable activity:


                                                                                         DECEMBER 31,
                                                                                    -------------------
                                                                                       1998       1999
                                                                                    --------     ------
                           Related Party Notes...................................   $  200,000      $ --
                             Equipment Note (net of unamortized discount of
                               $196,481 at December 31, 1998)....................    1,547,809        --
                             Sirrom Notes (net of unamortized discount of
                               $310,380 at December 31, 1998)....................    7,689,620        --
                                                                                     ---------      ----
                                                                                     9,437,429        --
                             Less current portion................................      911,962        --
                                                                                     ---------      ----
                             Long term debt, less current portion................   $ 8,525,467     $ --
                                                                                    ===========     ====

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

    Future minimum lease payments on operating and capital leases are as follows:


                                                                             OPERATING      CAPITAL
                                                                             ---------   ------------
                                                                             DECEMBER    DECEMBER 31,
                                                                             31, 1999        1999
                                                                             ---------   ------------
                                 2000..................................... $   984,069    $  753,200
                                 2001.....................................   1,013,590       318,229
                                 2002.....................................     609,000        63,765
                                                                           -----------    ----------
                                           Total minimum lease payments... $ 2,606,659     1,135,194
                                                                           ===========
                                 Less amount representing interest........                   (96,638)
                                                                                          ----------
                                 Present value of minimum lease payments..                 1,038,556
                                 Less current portion.....................                   709,076
                                                                                          ----------
                                 Long-term portion of minimum lease
                                 payments.................................                $  329,480
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

    Significant components of the Company's net deferred tax assets are as follows:


                                                                                  DECEMBER 31,
                                                                           -----------------------
                                                                               1998        1999
                                                                           ------------- ---------
                               Deferred tax assets:



                                 Inventory allowance....................  $    322,000  $    290,000
                                 Net operating loss carryforwards.......    16,348,000    22,877,000
                                 Deferred wages.........................       446,000       235,000
                                 Other deferred tax assets..............        49,000        91,000
                                                                          ------------  ------------
                                         Total deferred tax assets......    17,165,000    23,493,000
                               Deferred liabilities:
                                 Depreciation...........................      (161,000)     (265,000)
                                 Other deferred tax liabilities.........            --            --
                                                                          ------------  ------------
                                         Total deferred tax liabilities.      (161,000)     (265,000)
                               Valuation allowance for net deferred tax
                                 assets.................................   (17,004,000)  (23,228,000)
                                                                          ------------  ------------
                               Net deferred tax assets..................  $         --  $         --
                                                                          ============  ============

    The Company had not paid income taxes during 1997, 1998 or 1999 due to its net operating loss position.

    The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 1997, 1998 and 1999:


                                                                                DECEMBER 31,
                                                                  --------------------------------------
                                                                      1997         1998        1999
                                                                  ------------ ------------  -----------
                            Tax expense (benefit) at statutory
                              Federal rate......................  $(3,756,000) $(3,930,000)  $(5,003,000)
                            Effect of:
                                 State income tax, net..........     (663,000)    (693,000)           --
                                 Non-statutory stock options
                                    exercise....................      (26,000)     (16,000)     (421,000)
                                 Other..........................        8,000       10,000        18,000
                                 Increase in valuation allowance    4,437,000    4,629,000     5,406,000
                                                                  -----------  -----------   -----------
                            Income tax expense..................  $        --  $        --   $        --
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

WARRANTS

    The Company's common stock warrant activity is as follows:


                                                                                            EXERCISE      EXPIRATION
                                                                              WARRANTS        PRICE          DATE
                                                                             ---------       ------       -------------
                           Outstanding at January 1, 1996.................     124,833
                                Warrants issued in connection with debt
                                  financing...............................      44,552         7.01       Mar. 31, 2000
                                Warrants issued in connection with debt
                                  financing...............................     611,611         7.01       Apr. 30, 2001
                                Warrants issued in connection with debt
                                  financing...............................       4,859         7.72       Dec. 31, 2000
                                                                             ---------
                           Balance at December 31, 1996...................     785,855
                                Warrants issued in connection with
                                  conversion of Series B Preferred Stock...     44,591         8.42       June 1, 2002
                                Warrants issued in connection with
                                  conversion of the Bridge Notes..........     225,888         8.42       June 1, 2002
                                Warrants issued in connection with the
                                  issuance of the 1997 Bridge Notes.......     155,388         8.42       June 1, 2002
                                Warrants issued in connection with
                                  issuance of Series C Preferred Stock....     396,540         8.42       June 1, 2002
                                                                             ---------
                           Balance at December 31, 1997...................   1,608,262
                             Warrants issued in connection with
                           issuance of the Sirrom Loan....................     139,004         8.42       May 31, 2003
                                                                             ---------
                           Balance at December 31, 1998...................   1,747,266
                             Warrants issued in connection with Sirrom
                                Loan......................................      26,732         8.42       May 31, 2003
                             Warrants issued in connection with
                                conversion of Series B Preferred Stock.....      1,222         8.42       June 1, 2002
                             Warrants issued in connection with
                               issuance of Series C Preferred Stock........    247,476         8.42       Dec. 31, 2003
                             Conversion of Series C Preferred Stock
                               Warrants issued in connection with the
                               Equipment Note into Common Stock Warrants...    124,717         8.42       June 3, 2002
                             Exercise of warrants during 1999..............    (36,066)
                                                                             ---------
                           Balance at December 31, 1999....................  2,111,347
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

    Additional information with respect to incentive stock option activity under the stock option plans is summarized as follows:


                                                                        YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------
                                                          1997                   1998                    1999
                                                 ---------------------  ----------------------  ----------------------
                                                             WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                              AVERAGE                 AVERAGE                 AVERAGE
                                                             EXERCISE                EXERCISE                EXERCISE
                                                   SHARES      PRICE      SHARES       PRICE      SHARES       PRICE
                                                 --------    --------    --------    --------    --------    ---------
               Outstanding at beginning of
                 period........................  1,448,906     $5.15    1,532,993      $5.20    1,779,382    $ 6.77
               Options granted.................    235,811      8.58      551,787       8.42    1,068,491     13.14
               Options exercised...............    (75,038)     3.13     (208,588)      3.23     (296,670)     4.60
               Options canceled or expired.....    (76,686)     7.04      (96,810)      6.55     (110,291)     9.28
                                                 ---------     ----      --------       ----     --------    ------
               Outstanding at end of period....  1,532,993     $5.68     1,779,382     $6.77    2,440,912    $ 9.68
                                                 =========     =====     =========     =====    =========    ======
               Options exercisable at end of
                 period........................  1,273,467     $5.20     1,487,480     $6.48    1,355,198    $ 7.30
                                                 =========     =====     =========     =====    =========    ======

    The following table summarizes information about stock options outstanding at December 31, 1999


                                                     DECEMBER 31, 1999
                                                    OPTIONS OUTSTANDING                   DECEMBER 31, 1999
                                       -------------------------------------------       OPTIONS EXERCISABLE
                                                                                     --------------------------
                                                         WEIGHTED-
                                                          AVERAGE       WEIGHTED-                    WEIGHTED-
                                                         REMAINING       AVERAGE                      AVERAGE
                                          NUMBER     CONTRACTUAL LIFE   EXERCISE        NUMBER       EXERCISE
                                        OUTSTANDING     (IN YEARS)        PRICE       EXERCISABLE      PRICE
                                       -------------- ---------------  ------------   -------------  --------
                   $0.06 to $7.00....     691,896       2.91             $5.65          662,636      $ 5.63
                   $7.01 to $8.39....       3,212       3.42              7.70            3,212        7.70
                   $8.40 to $8.49....     651,708       6.20              8.40          543,837        8.40
                   $8.50 to $13.99...     434,446       6.35             11.10          140,513       10.68
                   $14.00 to $21.13..     659,650       7.34             14.25            5,000       16.00
                                         --------                                      --------
                                        2,440,912       5.60             $9.68        1,355,198      $ 7.30
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

10.  NET LOSS PER SHARE

    The following table sets forth the computation of basic and diluted net loss per share:


                                                                           YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                      1997           1998            1999
                                                                 -------------  -------------  --------------
                        Net loss...............................   $(11,045,811)  $(11,558,469)  $(14,714,641)
                        Beneficial return on preferred shares..             --             --     (2,668,109)
                        Preferred stock accretion..............     (1,998,665)    (3,779,169)    (2,236,716)
                                                                  ------------   ------------    ------------
                        Net loss available for common
                          shareholders.........................    (13,044,476)   (15,337,638)   (19,619,466)
                                                                  ============   ============   ============
                        Weighted average number of common
                          shares...............................      3,858,366      4,009,713      8,010,331
                        Effect of dilutive securities:
                        Stock options..........................             --             --             --
                        Warrants...............................             --             --             --
                        Redeemable convertible preferred stock.             --             --             --
                                                                  ------------   ------------   ------------
                        Adjusted weighted average shares and
                          assumed conversions..................      3,858,366      4,009,713      8,010,331
                                                                  ============   ============   ============
                        Loss per share:
                          Basic and diluted....................   $   (3.38)     $   (3.83)     $   (2.45)


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


(23.1) Consent of Ernst & Young LLP, Independent Auditors.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

     We have audited the financial statements of Online Resources & Communications Corporation as of December 31, 1998 and 1999, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 10, 2000 (included elsewhere in the Annual Report on Form 10-K/A). Our audits also included the financial statement schedule listed in
Item 14(a)(2) of the Form 10-K/A. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    /s/ ERNST & YOUNG LLP

McLean, Virginia
February 10, 2000

          SCHEDULE II -- VALIDATION AND QUALIFYING ACCOUNT AND RESERVE


                                                            BALANCE AT                             BALANCE AT
                                                           BEGINNING OF                              END OF
                                    CLASSIFICATION            PERIOD       ADDITIONS   DEDUCTIONS    PERIOD
                            ------------------------       ------------    ---------   ----------   ----------
                            Allowance for doubtful
                            accounts:
                              Year ended December 31,
                               1997......................     $  26,000     $  53,553            --    $  79,553
                              Year ended December 31,
                               1998......................     $  79,553            --      $ 28,118    $  51,435
                              Year ended December 31,
                               1999......................     $  51,435     $ 100,000            --    $ 151,435
                            Inventory Reserve:
                              Year ended December 31,
                               1997.......................    $ 402,638     $ 496,721            --    $ 899,359
                              Year ended December 31,
                               1998.......................    $ 899,359            --      $ 83,542    $ 815,817
                              Year ended December 31,
                               1999.......................    $ 815,817            --      $ 90,321    $ 725,496


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

                                               ONLINE RESOURCES & COMMUNICATIONS
                                               CORPORATION

Date:  June 30, 2000

                                           By:  /s/ Matthew P. Lawlor
                                               --------------------------------
                                                        Matthew P. Lawlor
                                                           Chairman and
                                                     Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                          SIGNATURE                                   TITLE                         DATE
           --------------------------------------     ----------------------------------       --------------


                    /s/ Matthew P. Lawlor             Chairman and Chief Executive             June 30, 2000
           --------------------------------------     Officer
                      Matthew P. Lawlor


                  /s/ Carl D. Blandino                Executive Vice President and Chief       June 30, 2000
           --------------------------------------     Financial Officer (Principal
                      Carl D. Blandino                Financial and Accounting Officer)

                      /s/ Thomas S. Johnson           Director                                 June 30, 2000
           --------------------------------------
                         Thomas S. Johnson

                      /s/ Joseph J. Spalluto          Director                                 June 30, 2000
           --------------------------------------
                        Joseph J. Spalluto

                     /s/ David A. O'Connor            Director                                 June 30, 2000
           --------------------------------------
                       David A. O'Connor

                     /s/ Ervin R. Shames              Director                                 June 30, 2000
           --------------------------------------
                        Ervin R. Shames

                    /s/ George M. Middlemas           Director                                 June 30, 2000
           --------------------------------------
                      George M. Middlemas

                      /s/ Barry D. Wessler            Director                                 June 30, 2000
           --------------------------------------
                        Barry D. Wessler

                     /s/ Michael H. Heath             Director                                 June 30, 2000
           --------------------------------------
                        Michael H. Heath
