Form 10-Q
period 2000-06-30
ONLINE RESOURCES & COMMUNICATIONS CORP
filed 2000-08-04
CIK 888953

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO ___________________

                         COMMISSION FILE NUMBER 0-26123

                 ONLINE RESOURCES & COMMUNICATIONS CORPORATION
                 ---------------------------------------------
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

                                 (703) 394-5100
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES     X                       NO
                     -----------                    -----------

     As of July 31, 2000 there were 11,592,632 shares of the issuer's common stock outstanding.

                 ONLINE RESOURCES & COMMUNICATIONS CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                -------
Part I.           FINANCIAL INFORMATION
Item 1:           Financial statements
                  Balance Sheets at June 30, 2000 and December 31, 1999                                            1

                  Statements of Operations for the quarter and six months ended June 30, 2000 and 1999             2

                  Statements of Cash Flows for the six months ended June 30, 2000 and 1999                         3

                  Notes to Financial Statements                                                                    4

Item 2:           Management's Discussion and Analysis of Financial Condition and Results of Operations            6

Item 3:           Quantitative and Qualitative Disclosures about Market Risk                                      10

PART II. OTHER INFORMATION

Item 1:           Legal Proceedings                                                                               10

Item 2:           Changes in Securities and Use of Proceeds                                                       11

Item 3, 4, and 5:                                                                                                 11

Item 6:           Exhibits and Reports on Form 8-K                                                                11


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                 ONLINE RESOURCES & COMMUNICATIONS CORPORATION

                                 BALANCE SHEETS (UNAUDITED)

                                                                             JUNE 30,        DECEMBER 31,
                                                                               2000              1999
                                                                         ----------------  ---------------
  ASSETS

  Current assets:
      Cash and cash equivalents                                          $      1,308,698    $  1,588,187
      Investments                                                              10,918,497      19,905,929
      Accounts receivable (net of allowance of approximately $108,000 and $152,000 at June 30, 2000, and December 31, 1999,
       respectively)                                                            2,319,587       1,875,707
      Prepaid expenses and other current assets                                   847,668         946,207
                                                                         ----------------    ------------
           Total current assets                                                15,394,450      24,316,030

    Property and equipment, net                                                 5,419,253       4,616,672
    Other assets                                                                  276,630         284,473
                                                                         ----------------    ------------
           Total assets                                                  $     21,090,333    $ 29,217,175
                                                                         ================    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable                                                   $        319,728    $    812,082
      Accrued expenses and other current liabilities                            1,107,287         565,384
      Accrued wages                                                               663,141         537,553
      Accrued vacation                                                            268,639         378,640
      Deferred revenues                                                           515,250         417,926
      Current portion of capital lease obligations                                408,781         709,076
                                                                         ----------------    ------------
           Total current liabilities                                            3,282,826       3,420,661

   Capital lease obligation, less current maturities                              297,493         329,480
                                                                         ----------------    ------------
           Total Liabilities                                                    3,580,319       3,750,141

 Stockholders' equity
   Common stock, $.0001 par value; 35,000,000 shares authorized,
    11,581,922, and 11,050,456 issued and outstanding at June 30,2000 and
    December 31, 1999, respectively                                                 1,158           1,105
   Additional capital                                                          84,474,330      83,035,825
   Deferred stock compensation                                                   (224,524)       (267,949)
   Accumulated deficit                                                        (66,376,666)    (56,651,707)
   Receivable from the sale of common stock                                      (335,604)       (650,240)
   Unrealized loss on available for sale securities                               (28,680)              -
                                                                         -----------------   ------------
         Total stockholders' equity                                            17,510,014      25,467,034
                                                                         ----------------    ------------

         Total liabilities and stockholders' equity                      $     21,090,333    $ 29,217,175
                                                                         ================    ============

             See accompanying notes to unaudited interim financial statements.

                 ONLINE RESOURCES & COMMUNICATIONS CORPORATION
                       STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                              2000              1999               2000             1999
                                                    ----------------------------------------------------------------------------
Revenues:
  Service fees                                             $2,865,471        $1,479,284         $5,182,286       $2,624,912
  Implementation and other revenues                           805,851           500,297          1,635,710          858,365
                                                         --------------    --------------     --------------   --------------
    Total revenues                                          3,671,322         1,979,581          6,817,996        3,483,277

Expenses:
  Cost of revenues                                          3,229,181         2,099,272          6,327,734        4,005,188
                                                         --------------    --------------     --------------   --------------
Gross profit (loss)                                           442,141          (119,691)           490,262         (521,911)


  General and administrative                                1,501,391           757,640          3,163,708        1,552,814
  Selling and marketing                                     2,162,027         1,229,147          4,428,841        2,212,428
  Systems and development                                   1,684,762           945,903          3,111,715        1,850,258
                                                         --------------    --------------     --------------   --------------
                                                            5,348,180         2,932,690         10,704,264        5,615,500
                                                         --------------    --------------     --------------   --------------
Loss from operations                                       (4,906,039)       (3,052,381)       (10,214,002)      (6,137,411)

Other income (expense):
  Interest Income                                             237,547           105,458            538,551          147,167
  Interest expense                                            (20,808)         (401,413)           (49,508)        (843,114)
                                                         --------------    --------------     --------------   --------------
    Total other income (expense)                              216,739          (295,955)           489,043         (695,947)
                                                         --------------    --------------     --------------   --------------
Loss before extraordinary loss                             (4,689,300)       (3,348,336)        (9,724,959)      (6,833,358)
Extraordinary debt extinguishments loss                             -          (885,407)                 -        (885,407)
                                                         --------------    --------------     --------------   --------------
Net loss                                                   (4,689,300)       (4,233,743)        (9,724,959)      (7,718,765)
Preferred stock accretion                                           -          (970,532)                 -       (2,236,716)
Beneficial return on preferred shares                               -                 -                  -       (2,668,109)
                                                         --------------    --------------     --------------   --------------
Net loss available to common
 stockholders                                             $(4,689,300)      $(5,204,275)       $(9,724,959)    $(12,623,590)
                                                         ==============    ==============     ==============   ==============
Basic and diluted loss per share:
Available to common stockholders before
  extraordinary item                                           $(0.41)           $(0.71)            $(0.86)          $(2.31)
Extraordinary loss                                                  -             (0.15)                 -            (0.17)
Basic and diluted loss per share                                (0.41)            (0.86)             (0.86)           (2.48)
Shares used in calculation of loss per share:
  Basic and diluted                                        11,541,131         6,076,225         11,338,162        5,080,538

       See accompanying notes to interim unaudited financial statements.

                 ONLINE RESOURCES & COMMUNICATIONS CORPORATION
                       STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                     2000                          1999
                                                              ------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                          $(9,724,959)                  $(7,718,765)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
    Depreciation                                                      814,234                       490,291
    Amortization                                                            -                       199,488
    Extraordinary debt extinguishments loss                                 -                       885,407
    Compensation expense related to
        issuance of common stock                                      128,350                       146,733
    Provision for losses on accounts receivable                       (44,000)                            -
  Changes in assets and liabilities:
     Accounts receivable                                             (399,880)                     (456,561)
     Prepaid expenses and other current assets                         20,286                        36,180
     Escrow deposit                                                         -                       400,985
     Other assets                                                      86,096                       (69,996)
     Accounts payable                                                (492,354)                      (93,841)
     Accrued expenses                                                 557,490                      (475,144)
     Deferred revenues                                                 97,324                        (2,564)
                                                                 ------------                  ------------
Net cash used in operating activities                              (8,957,413)                   (6,657,787)

INVESTING ACTIVITIES
Investments in available for sale securities                      (15,106,538)                            -
Sale of available for sale securities                              24,065,290                             -
Purchase of property and equipment                                 (1,616,815)                     (337,467)
                                                                 ------------                  ------------
Net cash provided by (used in) investing activities                 7,341,937                      (337,467)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                              1,353,633                    38,978,615
Purchase of treasury stock                                                  -                       (50,000)
Repayment of stock subscription receivable                            314,636
Net proceeds from issuance of Series C                                                            5,349,000
   redeemable convertible preferred stock                                   -
Repayment of capital lease obligations                               (332,282)                     (282,216)
Repayment of long-term debt                                                 -                    (9,744,290)
                                                                 ------------                  ------------
Net cash provided by financing activities                           1,335,987                    34,251,109
                                                                 ------------                  ------------
Net (decrease) increase in cash and
   cash equivalents                                                  (279,489)                   27,255,855
Cash and cash equivalents at
   beginning of period                                              1,588,187                     3,471,620
                                                                 ------------                  ------------
Cash and cash equivalents at end of period                       $  1,308,698                  $ 30,727,475
                                                                 ============                  ============

       See accompanying notes to unaudited interim financial statements.

                 ONLINE RESOURCES & COMMUNICATIONS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. DESCRIPTION OF BUSINESS

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

2. BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 1999, included in the amended Annual Report on Form 10-K/A filed by the Company with the Securities and Exchange Commission on June 30, 2000. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from those estimates.

3. NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. At this time, the Company is still assessing the impact of SAB 101 and its effect, if any, on the Company's financial position, results of operations and cash flows.

4. NET LOSS PER COMMON SHARE

    Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding.

    The following table summarizes the average number of common shares used in the calculation of basic and diluted net loss per common share:

                                                    THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                   ------------------------------      ---------------------------------
                                                        2000             1999               2000              1999
                                                   ------------------------------      ---------------------------------
Loss before extraordinary item                       $(4,689,300)     $(3,348,336)       $(9,724,959)     $  (6,833,358)
Preferred stock accretion                                      -         (970,532)                 -         (2,236,716)
Beneficial return on preferred shares                          -                -                  -         (2,668,109)
                                                    ------------     ------------       ------------     --------------
Net loss available for common
     Stockholders before extraordinary item           (4,689,300)      (4,318,868)        (9,724,959)       (11,738,183)
Extraordinary item                                             -         (885,407)                 -           (885,407)
                                                    ------------     ------------       ------------     --------------
Net loss available for common stockholders           $(4,689,300)     $(5,204,275)       $(9,724,959)     $ (12,623,590)
                                                    ============     ============       ============     ==============
Weighted average number of common
     shares                                           11,541,131        6,076,225         11,338,162          5,080,538
Effect of dilutive securities:
Stock options                                                  -                -                  -                  -
Warrants                                                       -                -                  -                  -
Redeemable convertible preferred stock                         -                -                  -                  -
                                                    ------------     ------------       ------------     --------------
Adjusted weighted average shares and assumed
     Conversions                                      11,541,131        6,076,225         11,338,162          5,080,538
                                                    ============     ============       ============     ==============
Loss per share:
    Basic and diluted before extraordinary item     $      (0.41)     $     (0.71)       $     (0.86)     $       (2.31)
    Extraordinary loss                              $          -      $     (0.15)       $         -      $       (0.17)
    Basic and diluted                               $      (0.41)     $     (0.86)       $     (0.86)     $       (2.48)

    Due to their antidulitive effects, outstanding shares of preferred stock, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share for all periods presented.

5. EQUITY

    During the quarter ended June 30, 2000, individuals exercised options and warrants to purchase 66,459 shares of common stock with net proceeds to the Company of approximately $210,000. For the six months ended June 30, 2000, individuals exercised options and warrants to purchase 531,466 shares of common stock with net proceeds to the Company of approximately $1.4 million.

6. COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes the Company's net loss adjusted for changes, net of tax, of unrealized losses on investments in marketable securities. Comprehensive income (loss) for the three months and six months ended June 30, 2000 and 1999 is as follows:


                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                                2000                  1999               2000               1999
                                            ------------          ------------       ------------       ------------
Comprehensive income (loss):
Net loss                                    $(4,689,300)          $(4,233,743)       $(9,724,959)       $(7,718,765)
Unrealized gain (loss) on investments in
  marketable securities                           13,813                    -            (28,680)                 -
                                            ------------          ------------       ------------       ------------
Total comprehensive income (loss):          $(4,675,487)          $(4,233,743)       $(9,753,639)       $(7,718,765)
                                            ============          ============       ============       ============

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

    - security breaches or system failures could disrupt our business; and

    - if we lose a material client our business may be adversely impacted

OVERVIEW

    We derive revenue primarily from long-term service contracts with our financial institution clients, who pay us recurring fees based primarily on the number of their retail customers enrolled and transaction volumes. We also derive revenue from upfront implementation fees.

    As a network-based service provider, we have made substantial up-front investments in infrastructure. We believe our financial performance and operating leverage will be based primarily on increasing retail customer subscriptions and transaction volumes over a relatively fixed cost base.

    Our current sources of revenue include service fees, implementations and selling related products. We expect that our primary source of revenue growth will come from service fees as a result of continued growth of retail customers.

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

    Implementation and other: We generate revenue from implementation of our systems to our financial institution clients. Implementation fees are paid on a one time basis at signing and recognized as revenue using the percentage of completion method. Additionally, we also derive revenue from sales of related enabling products and software at fixed prices, including our PC software, screen-based telephone and customer service software. These have not been a significant source of revenue and continue to decline as retail customers migrate to the web service.

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

FINANCIAL CONDITION

    Since our founding, we have incurred high costs to create our infrastructure, while generating low revenues. As a result, we have historically experienced large operating losses and negative cash flow. At June 30, 2000, we had accumulated deficits of $66.4 million and net property and equipment of $5.4 million. We have funded our operations primarily through the issuance of equity and debt securities. Ongoing working capital requirements will primarily consist of personnel costs related to enhancing and maintaining our Opus(SM) system. We expect to continue to incur losses in the near future.

    As of June 30, 2000 the Company had $1.3 million in cash and cash equivalents and $10.9 million in investments as compared to $1.6 million in cash and cash equivalents and $19.9 million in investments as of December 31, 1999. The decrease in cash and investments results from cash used for operating purposes. Total liabilities decreased from $3.8 million as of December 31, 1999 to $3.6 million as of June 30, 2000 primarily as a result of a decrease in current capital lease obligations.

    Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

RESULTS OF OPERATIONS

    The following table presents certain items derived from our statements of operations expressed as a percentage of revenue.

                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                            ------------------                ----------------
                                                  JUNE 30,                        JUNE 30,
                                                  --------                        --------
                                               2000           1999            2000             1999
Statement of Operations
Data:
Revenues:
  Service fees                                  78.1%           74.7%           76.0%            75.4%
  Implementation and other revenues             21.9            25.3            24.0             24.6
                                             -------         -------         -------          -------
     Total revenues                            100.0           100.0           100.0            100.0

Expenses:

  Cost of revenues                              88.0           106.0            92.8            115.0
                                             -------         -------         -------          -------
Gross margin (loss)                             12.0           (6.0)             7.2           (15.0)

  General and administrative                    40.9            38.3            46.4             44.6
  Sales and marketing                           58.8            62.1            65.0             63.5
  Systems and development                       45.9            47.8            45.6             53.1
                                             -------         -------         -------          -------
     Total expenses                            145.6           148.2           157.0            161.2
                                             -------         -------         -------          -------
Loss from operations                         (133.6)         (154.2)         (149.8)          (176.2)
Total other income (expense)                     5.9          (15.0)             7.2           (20.0)
Extraordinary loss                                 -          (44.7)               -           (25.4)
                                             -------         -------         -------          -------
Net loss                                     (127.7)%        (213.9)%        (142.6)%         (221.6)%
                                             =======         =======         =======          =======

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999.

    Revenues: We derive revenues from service fees, implementations and from selling other products. Revenues increased 86% to $3.7 million for the three months ended June 30, 2000 as compared to $2.0 million for the three months ended June 30, 1999. This increase was primarily attributable to a 94% increase in service fees which were driven by an increase of 169% in retail customers measured at June 30, 2000 and June 30, 1999 and an increase of 217% in the number of transactions. Additionally, implementation and other fees grew 61% as a result of increases in the number of financial institutions contracted for our service. We signed 51 financial institutions for the quarter ending June 30, 2000 compared to 35 financial institutions for the same period last year, increasing the total number of financial institutions under contract to 453 as of June 30, 2000.

    Cost of Revenues: Cost of revenues primarily includes telecommunications, payment processing, system operations, customer service, implementation and related products. Cost of revenues increased 54% to $3.2 million for the three months ended June 30, 2000 as compared to $2.1 million for the three months ended June 30, 1999. This increase was primarily attributable to a $535,000 increase in customer service costs and a $478,000 increase in payment processing costs. These increases resulted from a 169% increase in the number of retail customers generating a 217% increase in transactions and a required increase in staff to support the growth of our operations.

    Gross Margin: Gross margin increased from a gross loss of $120,000 for the quarter ended June 30, 1999 to a gross profit of $442,000 for the quarter ended June 30, 2000. Gross margin improved from a loss of 6% to a profit of 12% primarily due to increased service fee revenue and implementation revenue leveraged over our relatively fixed operating cost base. Service fees margin improved as a result of increased end user growth without a corresponding incremental increase in costs.

    General and Administrative: General and administrative expenses primarily consist of salaries for executives, administrative and financial control personnel and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased 98% to $1.5 million for the three months ended June 30, 2000 as compared to $758,000 for the three months ended June 30, 1999. The increase in general and administrative expenses results from a 54% increase in headcount, increased rent and depreciation expenses associated with the expansion of corporate facilities.

    Sales and Marketing: Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. As of June 30, 2000, we had 41 marketing partners who act as resellers of our services. We have no obligation to these marketing partners other than to provide services sold to financial institutions by the marketing partners and to pay commissions to them on the sales. The marketing partners have no obligations to us other than to re-sell our services. Sales and marketing expenses increased 76% to $2.2 million for the three months ended June 30, 2000 as compared to $1.2 million for the three months ended June 30, 1999. Increased personnel costs, consumer marketing expenses, commissions, and travel costs contributed to the escalation in sales and marketing expenses. The increase in commissions is associated with higher revenues and the increases in consumer marketing expenditures are attributable to promoting the adoption of our services by the retail customers of the growing number of launched financial institution clients.

    Systems and Development: Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the development of new services and products, and new technology to enhance existing products. System and development expenses increased 78% to $1.7 million for the three months ended June 30, 2000 as compared to $946,000 for the three months ended June 30, 1999. This was primarily attributable to costs associated with a technical staff expansion and the use of third party consultants. The cost of third party consultants is generally higher than the cost of internal resources.

    Other Income and Expense: Interest income increased 125% to $238,000 for the three months ended June 30, 2000 as compared to $105,000 for the three months ended June 30, 1999. The increase was primarily due to higher average cash and investment balances in the quarter ended June 30, 2000. Interest expense decreased 95% to $21,000 for the three months ended June 30, 2000 as compared to $401,000 for the three months ended June 30, 1999. The decrease in interest expense is a result of the Company extinguishing $9.4 million of corporate debt on June 10, 1999.

    For the three months ended June 30, 2000 and 1999 the basic and diluted loss per share from operations was $(0.43) and $(0.50), respectively.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

    Revenues: Revenues increased 96% to $6.8 million for the six months ended June 30, 2000 as compared to $3.5 million for the six months ended June 30, 1999. This increase was primarily attributable to a 97% increase in service fees which were driven by an increase of 169% in retail customers and an increase of 202% in the number of transactions for the six months ended June 30, 2000. Additionally, implementation and other fees grew 91% as a result of increases in the number of financial institutions contracted for our service. We signed 91 financial institutions for the six months ended June 30, 2000 compared to 64 financial institutions for the same period last year, increasing the total number of financial institutions under contract to 453 as of June 30, 2000.

    Cost of Revenues: Cost of revenues increased 58% to $6.3 million for the six months ended June 30, 2000 as compared to $4.0 million for the six months ended June 30, 1999. This increase was primarily attributable to a $1.0 million increase in customer service costs and a $886,000 increase in payment processing costs. These increases resulted from the increased number of retail customers and transactions and a required increase in staff to support the growth of our operations.

    Gross Margin: Gross margin increased from a gross loss of $522,000 for the six months ended June 30, 1999 to a gross profit of $490,000 for the six months ended June 30, 2000. Gross margin improved from a loss of 15% to a profit of 7% primarily due to increased service fee revenue and implementation revenue leveraged over our relatively fixed operating cost base. Service fees margin improved as a result of increased end user growth without a corresponding incremental increase in costs.

    General and Administrative: General and administrative expenses increased 104% to $3.2 million for the six months ended June 30, 2000 as compared to $1.6 million for the six months ended June 30, 1999. The increase in general and administrative expenses results from an increase in staffing for finance and accounting, required after the Company went public in June 1999 and increased rent and depreciation expenses associated with the expansion of corporate facilities.

    Sales and Marketing expenses: Sales and marketing expenses increased 100% to $4.4 million for the six months ended June 30, 2000 as compared to $2.2 million for the six months ended June 30, 1999. Increased personnel costs, consumer marketing expenses, commissions, and travel costs contributed to the escalation in sales and marketing expenses. The increase in commissions is associated with higher revenue and the increases in consumer marketing expenditures are attributable to promoting the adoption of our services by the retail customers of the growing number of launched financial institution clients.

    Systems and Development: System and development expenses increased 68% to $3.1 million for the six months ended June 30, 2000 as compared to $1.9 million for the six months ended June 30, 1999. This was primarily attributable to costs associated with a technical staff expansion and the use of third party consultants. The cost of third party consultants is generally higher than the cost of internal resources. The technical staff expansion supports developmental efforts associated with system maintenance, product enhancements and the development of new products.

    Other Income and Expense: Interest income increased 266% to $539,000 for the six months ended June 30, 2000 as compared to $147,000 for the six months ended June 30, 1999. The increase was primarily due to higher average cash and investment balances for the six months ended June 30, 2000. Interest expense decreased 94% to $50,000 for the six months ended June 30, 2000 as compared to $843,000 for the six months ended June 30, 1999. The decrease in interest expense is a result of the Company extinguishing $9.4 million of corporate debt on June 10, 1999.

    For the six months ended June 30, 2000 and 1999 the basic and diluted loss per share from operations was $(0.90) and $(1.21), respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception and until our initial public offering, we have primarily financed our operations through private placements of our common and preferred stock and the issuance of debt. We have also entered into various capital lease financing agreements. In June 1999, we closed our initial public offering of
3.1 million shares of common stock at an initial public offering price of $14.00 per share. Net of underwriting commissions, we received cash proceeds of approximately $40 million in cash, which was reduced further by an additional $1 million of other related offering costs. At June 30, 2000 we had $1.3 million in cash and cash equivalents and $10.9 million in investments in available for sale securities.

    Online Resources currently believes that cash balances will be sufficient to meet anticipated cash requirements through January 2001 assuming the net loss we are forecasting throughout the remainder of 2000 does not materially increase and we do not obtain any asset based credit facility. There can be no assurance, however, that the net losses we incur will not exceed our forecasts and that additional capital will not be required prior to the date we anticipate or that such capital will be available on reasonable terms, if at all, at such time as required.

    We recognize that in order to sustain our operations until our business achieves positive cash flow we will be required to raise additional capital through additional offering of equity or debt with equity participation rights or further credit facilities or a combination of any of the above. The sale of additional equity or debt with equity participation rights will cause our stockholders to incur additional dilution of the interests that they hold in the Online Resources. Additional capital may not be available to the Online Resources on reasonable terms if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio. At June 30, 2000 our investment portfolio consisted of $1.3 million of cash and cash equivalents invested in demand deposit and overnight investment accounts and $10.9 million invested in available for sale securities. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    The Company is not a party to any pending material litigation nor is it aware of any pending or threatened litigation that would have a material adverse effect on the Company or its business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    Proceeds to Online Resources, from its initial public offering in June 4, 1999, net of offering costs from the offering, totaled approximately $39 million. As of June 30, 2000, Online Resources had used $9.4 million of the proceeds for the repayment of debt, $17.4 million for working capital and $12.2 million was held in cash and temporary investments.

    During the fiscal quarter ended June 30, 2000, individuals exercised options and warrants to purchase 66,459 shares of common stock with net proceeds to the Company of approximately $210,000. For the six months ended June 30, 2000, individuals exercised options and warrants to purchase 531,466 shares of common stock with net proceeds to the Company of approximately $1.4 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

              Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 10, 2000, the Company held its annual meeting of shareholders (the "Annual Meeting"). There were five proposals submitted to a vote of the shareholders at the Annual Meeting: (i) to elect three Directors; (ii) to approve the Online Resources & Communications Corporation Employee Stock Purchase Plan; (iii) to approve the Amendment to the Online Resources & Communications Corporation's Amended and Restated Certificate of Incorporation to change its name to "Online Resources Corporation"; (iv) to approve an amendment to the 1999 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 700,000 shares; and (v) to ratify the appointment of the independent auditors for the fiscal year ending December 31, 2000.

     At the Annual Meeting each of the following persons were elected to serve as directors of the Company until the next annual meeting or until their successors are elected and qualified: Michael H. Heath, Thomas S. Johnson and Barry D. Wessler were each elected with 8,927,095 votes cast in favor of election and 11,297 cast against election. The directors whose terms continued after the Annual Meeting are Matthew P. Lawlor, Ervin R. Shames, George M. Middlemas, David A. O'Connor and Joseph J. Spalluto. The shareholders approved the adoption of the Online Resources & Communications Corporation Employee Stock Purchase Plan with 6,198,460 votes cast in favor of the proposal, 155,795 votes against, 133,405 votes abstaining and 2,490,732 votes not voted. The shareholders also approved the amendment to the Company's Amended and Restated Certificate of Incorporation to change the name of the Company. There were 8,849,181 votes cast in favor of this proposal, 10,300 votes against and 78,911 votes abstaining. Next, the shareholders approved the amendment to the 1999 Stock Option Plan with 5,073,983 votes in favor, 1,285,969 votes against, 134,100 votes abstaining and 2,444,340 votes not voted. Finally, the shareholders ratified the appointment of Ernst & Young, LLP, as the Company's independent certified public accountants, with 8,928,444 votes cast in favor of this proposal, 9,548 votes against and 400 votes abstaining.

     No other matters were submitted to the shareholders for a vote.

ITEM 5. OTHER INFORMATION.

              Not applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

         (A)  Exhibits required to be filed by Item 601 of Regulation S-K.

              Exhibit
              No.       Description of Exhibit
              10.1      Online Resources & Communications Corporation Employee Stock
                        Purchase Plan (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-40674)

              27        Financial Data Schedule

         (B)  Reports on Form 8-K
              Online Resources did not file any Form 8-K reports during the quarter ended June 30,2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ONLINE RESOURCES & COMMUNICATIONS
                                                       CORPORATION

               Date: August 4, 2000       By: /s/ Matthew P. Lawlor
    -------------------------------       -------------------------
                                          Matthew P. Lawlor

                                          Chairman and Chief Executive
                                          Officer (Principal Executive Officer)

               Date: August 4, 2000       By: /s/ Carl D. Blandino
    -------------------------------       ------------------------
                                          Carl D. Blandino
                                          Chief Financial Officer, Executive
                                          Vice President
                                          (Principal Financial Officer)