Form 10-Q
period 2000-09-30
ONLINE RESOURCES & COMMUNICATIONS CORP
filed 2000-11-14
CIK 888953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO ___________________

                         COMMISSION FILE NUMBER 0-26123

                          ONLINE RESOURCES CORPORATION
       (formerly known as Online Resources & Communications Corporation)
                          ----------------------------
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

               YES     X                          NO
                   ---------                         ---------

       As of October 31, 2000 there were 11,647,098 shares of the issuer's common stock outstanding.

                          ONLINE RESOURCES CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                                          Page
                                                                                                         -------
Part I.           FINANCIAL INFORMATION
Item 1:           Financial statements
                  Balance Sheets at September 30, 2000 and December 31, 1999                              1

                  Statements of Operations for the three and nine months
                  ended September 30, 2000 and 1999                                                       2

                  Statements of Cash Flows for the nine months
                  ended September 30, 2000 and 1999                                                       3

                  Notes to Financial Statements                                                           4

Item 2:           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                     6

Item 3:           Quantitative and Qualitative Disclosures about Market Risk                             11

PART II.          OTHER INFORMATION

Item 1:           Legal Proceedings                                                                      11

Item 2:           Changes in Securities and Use of Proceeds                                              11

Item 3 and 4:     Not applicable                                                                         11

Item 5:           Other Information                                                                      11

Item 6:           Exhibits and Reports on Form 8-K                                                       11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          ONLINE RESOURCES CORPORATION

                           BALANCE SHEETS (UNAUDITED)

                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                             2000              1999
                                                                       ----------------    ------------
ASSETS

Current assets:
    Cash and cash equivalents                                          $      1,758,130    $  1,588,187
    Investments                                                              23,761,890      19,905,929
    Accounts receivable (net of allowance of approximately $114,000 and $152,000 at September 30, 2000, and December 31, 1999,
      respectively)                                                           3,085,755       1,875,707
    Prepaid expenses and other current assets                                 1,060,765         946,207
                                                                       ----------------    ------------
         Total current assets                                                29,666,540      24,316,030

    Property and equipment, net                                               5,559,000       4,616,672
    Other assets                                                              1,478,555         284,473
                                                                       ----------------    ------------

         Total assets                                                  $     36,704,095    $ 29,217,175
                                                                       ================    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                   $        710,810    $    812,082
    Accrued expenses and other current liabilities                            1,265,135         565,384
    Accrued wages                                                               373,094         537,553
    Accrued vacation                                                            268,639         378,640
    Deferred revenues                                                           437,043         417,926
    Current portion of capital lease obligations                                375,954         709,076
                                                                       -----------------   ------------
         Total current liabilities                                            3,430,675       3,420,661

    Capital lease obligation, less current maturities                           111,864         329,480
    Convertible subordinated notes                                           20,000,000               -
                                                                       ----------------    ------------
         Total Liabilities                                                   23,542,539       3,750,141

Stockholders' equity
  Common stock, $.0001 par value; 35,000,000 shares authorized,
    11,599,998 and 11,050,456 issued and outstanding at
    September 30, 2000 and December 31, 1999, respectively                        1,160           1,105
  Additional capital                                                         84,636,905      83,035,825
  Deferred stock compensation                                                  (205,209)       (267,949)
  Accumulated deficit                                                       (70,792,858)    (56,651,707)
  Receivable from the sale of common stock                                     (422,604)       (650,240)
  Unrealized loss on available for sale securities                              (55,838)              -
                                                                       -----------------   ------------
        Total stockholders' equity                                           13,161,556      25,467,034
                                                                       ----------------    ------------

        Total liabilities and stockholders' equity                     $     36,704,095    $ 29,217,175
                                                                       ================    ============

       See accompanying notes to unaudited interim financial statements.

                          ONLINE RESOURCES CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                            2000            1999            2000            1999
                                        ------------    ------------    ------------    ------------
Revenues:
   Service fees                           $3,724,723      $1,815,388      $8,907,009      $4,440,300
   Implementation and other revenues         601,120         477,050       2,236,830       1,335,415
                                        ------------    ------------    ------------    ------------
     Total revenues                        4,325,843       2,292,438      11,143,839       5,775,715

Expenses:
   Cost of revenues                        3,466,635       2,357,048       9,794,371       6,362,236
                                        ------------    ------------    ------------    ------------
Gross profit (loss)                          859,208         (64,610)      1,349,468        (586,521)

   General and administrative              1,580,854         970,507       4,744,562       2,523,321
   Selling and marketing                   2,269,018       1,346,232       6,697,858       3,558,660
   Systems and development                 1,568,796         994,046       4,680,510       2,844,304
                                        ------------    ------------    ------------    ------------
                                           5,418,668       3,310,785      16,122,930       8,926,285
                                        ------------    ------------    ------------    ------------
Loss from operations                      (4,559,460)     (3,375,395)    (14,773,462)     (9,512,806)

Other income (expense):
   Interest income                           168,467         305,322         707,018         452,489
   Interest expense                          (25,199)        (69,670)        (74,707)       (912,784)
   Other                                           -         (50,853)              -         (50,853)
                                        ------------    ------------    ------------    ------------
     Total other income (expense)            143,268         184,799         632,311        (511,148)
                                        ------------    ------------    ------------    ------------
Loss before extraordinary item            (4,416,192)     (3,190,596)    (14,141,151)    (10,023,954)
   Extraordinary debt
     extinguishments loss                          -               -               -        (885,407)
                                        ------------    ------------    ------------    ------------
Net loss                                  (4,416,192)     (3,190,596)    (14,141,151)    (10,909,361)
   Preferred stock accretion                       -               -               -      (2,236,716)
   Beneficial return on
     preferred shares                              -               -               -      (2,668,109)
                                        ------------    ------------    ------------    ------------
Net loss available to common
stockholders                             $(4,416,192)    $(3,190,596)   $(14,141,151)   $(15,814,186)
                                        ============    ============    ============    ============
Basic and diluted loss per share:
   Loss before extraordinary item       $      (0.38)   $      (0.29)   $      (1.24)   $      (2.12)
   Extraordinary loss                              -               -               -           (0.13)
   Basic and diluted loss per share            (0.38)          (0.29)          (1.24)          (2.25)
   Shares used in calculation of
     loss per share:
Basic and diluted                         11,594,792      10,844,854      11,425,557       7,026,668

       See accompanying notes to interim unaudited financial statements.

                          ONLINE RESOURCES CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                      2000               1999
                                                  -------------------------------
OPERATING ACTIVITIES
Net loss                                          $(14,141,151)      $(10,909,361)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
    Depreciation                                     1,255,020            775,651
    Amortization                                             -            199,488
    Extraordinary debt extinguishments loss                  -            885,407
    Compensation expense related to
       issuance of common stock                        147,665            194,578
    Provision for losses on accounts receivable        (38,000)                 -
    Other                                              (69,028)                 -
    Changes in assets and liabilities:
    Accounts receivable                             (1,172,048)          (513,525)
    Prepaid expenses and other current
      assets                                          (114,558)          (515,604)
    Escrow deposit                                           -            400,985
    Accrued interest                                   (99,097)                 -
    Other assets                                          (367)          (115,350)
    Accounts payable                                  (101,272)          (102,300)
    Accrued expenses                                   425,291           (479,468)
    Deferred revenues                                   19,117            (55,354)
                                                  ------------       ------------
Net cash used in operating activities              (13,888,428)       (10,234,853)

INVESTING ACTIVITIES
Investments in available for sale securities       (35,633,983)       (24,635,567)
Sale of available for sale securities               31,890,309                  -
Purchase of property and equipment                  (2,189,845)          (990,071)
                                                  ------------       ------------
Net cash used in investing activities               (5,933,519)       (25,625,638)

FINANCING ACTIVITIES
Proceeds from issuance of common stock               1,516,210         39,147,848
Purchase of treasury stock                                   -            (50,000)
Repayment of stock subscription receivable             227,636                  -
Net proceeds from issuance of Series C
  redeemable convertible preferred stock                     -          5,349,000
Net proceeds from issuance of convertible
  subordinated notes                                18,798,782                  -
Repayment of capital lease obligations                (550,738)          (397,208)
Repayment of long-term debt                                  -         (9,744,290)
                                                  ------------       ------------
Net cash provided by financing activities           19,991,890         34,305,350
                                                  ------------       ------------
Net increase (decrease) in cash and
  cash equivalents                                     169,943         (1,555,141)
Cash and cash equivalents at
  beginning of period                                1,588,187          3,471,620
                                                  ------------       ------------
Cash and cash equivalents at end of period        $  1,758,130       $  1,916,479
                                                  ============       ============

       See accompanying notes to unaudited interim financial statements.

                          ONLINE RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     DESCRIPTION OF BUSINESS

       Online Resources Corporation (the "Company") is a leading Internet banking, bill payment and e-finance application service provider to financial institutions. We provide our clients, primarily regional and community banks, thrifts and credit unions, with an end-to-end outsourced service, which is branded in their name. This enables cost-effective delivery of Internet-based financial services to the consumer, small business and other retail customers of our clients. By packaging our transaction services with our call center, database and support services, we offer an integrated financial hub and a single point of accountability for our clients and their retail customers.

       Effective September 11, 2000, the Company changed its name to Online Resources Corporation from Online Resources & Communications Corporation. The stock symbol and Web address remain the same.

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

3.     NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SEC also issued the SAB 101 Frequently Asked Questions and Answers on October 12, 2000. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The implementation date of SAB 101 is no later than the quarter ended December 31, 2000. At this time, the Company is still assessing the impact of SAB 101 and its effect on the Company's financial position, results of operations and cash flows.

4.     NET LOSS PER COMMON SHARE

       Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding.

       The following table summarizes the average number of common shares used in the calculation of basic and diluted net loss per common share:



                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                2000            1999           2000            1999
                                            -----------     -----------    ------------    ------------
Loss before extraordinary item              $(4,416,192)    $(3,190,596)   $(14,141,151)   $(10,023,954)
Preferred stock accretion                             -               -               -      (2,236,716)
Beneficial return on preferred shares                 -               -               -      (2,668,109)
                                            -----------     -----------    ------------    ------------
Net loss available for common
     stockholders before extraordinary
     item                                    (4,416,192)     (3,190,596)    (14,141,151)    (14,928,779)
Extraordinary item                                    -               -               -        (885,407)
                                            -----------     -----------    ------------    ------------
Net loss available for common stockholders  $(4,416,192)    $(3,190,596)   $(14,141,151)   $(15,814,186)
                                            ===========     ===========    ============    ============
Weighted average number of common
     shares                                  11,594,792      10,844,854      11,425,557       7,026,668
Effect of dilutive securities:
Stock options                                         -               -               -               -
Warrants                                              -               -               -               -
Convertible subordinated notes                        -               -               -               -
Redeemable convertible preferred stocks               -               -               -               -
                                            -----------     -----------    ------------    ------------
Adjusted weighted average shares and
     assumed conversions                     11,594,792      10,844,854      11,425,557       7,026,668
                                            ===========     ===========    ============    ============

Loss per share:
     Basic and diluted before
       extraordinary item                   $     (0.38)    $     (0.29)   $      (1.24)   $      (2.12)
     Extraordinary loss                     $         -     $         -    $          -    $      (0.13)
     Basic and diluted                      $     (0.38)    $     (0.29)   $      (1.24)   $      (2.25)


       Due to their antidulitive effects, outstanding shares of preferred stock, convertible subordinated notes, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share for all periods presented.

5.     CONVERTIBLE SUBORDINATED NOTES

       On September 28, 2000, the Company completed the private placement of $20 million in convertible subordinated notes (the "2000 Convertible Notes") to a group of accredited investors. The Company received proceeds of $18.8 million net of debt issuance costs of $1.2 million including Commissions of $917,200. The proceeds will be used for working capital. The 2000 Convertible Notes mature in 2005, unless previously converted, and carry an 8% coupon. Interest payment dates are April 1 and October 1, commencing April 1, 2001. The 2000 Convertible Notes are convertible at a price of $4.75 per share subject to reset under certain circumstances in one year but in no event less than $4.00 per share. Subject to certain conditions, the Company may redeem all or part of the 2000 Convertible Notes prior to maturity. Jefferies & Company, Inc., one of the underwriters of the placement, also obtained 200,000 warrants that expire on September 30, 2005 that are exercisable at the same price as the conversion price under the notes.

       The 2000 Convertible Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration unless an applicable exemption from the registration requirements exist.

6.     EQUITY

       During the quarter ended September 30, 2000, individuals participated in the Employee Stock Purchase Plan and exercised options and warrants to purchase approximately 18,000 shares of common stock with net proceeds to the Company of approximately $163,000. For the nine months ended September 30, 2000, individuals exercised options and warrants to purchase 549,542 shares of common stock with net proceeds to the Company of approximately $1.5 million.

7.     COMPREHENSIVE LOSS

       Comprehensive loss includes the Company's net loss adjusted for changes, net of tax, of unrealized losses on investments in marketable securities. Comprehensive loss for the three months and nine months ended September 30, 2000 and 1999 is as follows:

                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                      2000          1999             2000            1999
                                  -----------    -----------     ------------    ------------
Comprehensive loss:
  Net loss                        $(4,416,192)   $(3,190,596)    $(14,141,151)   $(15,814,186)
  Unrealized loss on
    investments in
    marketable securities             (27,158)             -          (55,838)              -
                                  -----------    -----------     ------------    ------------
Total comprehensive
   loss:                          $(4,443,350)   $(3,190,596)    $(14,196,989)   $(15,814,186)
                                  ===========    ===========     ============    ============

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

       - Statements about the sufficiency of our cash balances to meet currently planned working capital and capital expenditure requirements; and

       - Other statements identified or qualified by words such as "likely", "will", "suggest", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "seek", "intend" and other similar words that signify forward-looking statements.

       These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in our 10-K filed March 31, 2000. These risks include, among others, the following:

       -      our history of losses and anticipation of future losses;

       -      our volatile stock price;

       - substantial number of shares of common stock may be sold and affect the trading prices of our common stock;

       -      our dependence on the marketing efforts of third parties;

       -      the potential fluctuations in our operating results;

       -      our potential need for additional capital;

       - our potential inability to expand our services and related products in the event of substantial increases in demand for these services and related products;

       -      our competition;

       - reduction or elimination of the fees we charge for some services due to the consumer demand for low-cost or free online financial services

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

       - our dependence on our financial institution clients to market our services;

       -      our co-marketing efforts may not be successful;

       -      government regulation could interfere with our business;

       - our certificate of incorporation and bylaw provisions may prevent or delay third parties from buying your stock;

       -      control of our management and affairs by management and directors;

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

       Our current sources of revenue include service and implementation fees. We expect that our primary source of revenue growth will come from service fees as a result of continued growth of retail customers.

       Service fees: Our primary source of revenue is from providing services which include banking, billpaying, customer service, consumer marketing, information reporting, administrative services, and communications services. We charge our financial institution clients a fixed monthly fee based on the number of their retail customers who use our banking, billpaying and customer support services. Fees for consumer marketing, information reporting, administrative services, and communications services are closely tied to the number of retail customers and are bundled as either fixed price monthly charges, fixed price project fees, or hourly billings.

       Implementation and other: We generate revenue from implementation of our systems to our financial institution clients. Implementation fees are paid on a one time basis at signing and recognized as revenue using the percentage of completion method. Additionally, we also derive revenue from sales of related enabling products and software at fixed prices, including our PC software and customer service software. These have not been a significant source of revenue and continue to decline as retail customers migrate to the web service.

       Historically, the majority of our resources have been directed to creating our proprietary system. This system enables us to provide a broad range of services to our financial institutional clients including online banking, billpaying, and access to complementary financial services supported by our customer call center, marketing services and other support services. While investment to date has been significant, we believe the infrastructure we have built will enable us to support our anticipated growth over the next several years with only nominal incremental cost for additional retail customers.

       In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SEC also issued the SAB 101 Frequently Asked Questions and Answers on October 12, 2000. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The implementation date of SAB 101 is no later than the quarter ended December 31, 2000. At this time, the Company is still assessing the impact of SAB 101 and its effect on the Company's financial position, results of operations and cash flows.

FINANCIAL CONDITION

       Since our founding, we have incurred high costs to create our infrastructure, while generating low revenues. As a result, we have historically experienced large operating losses and negative cash flow. At September 30, 2000, we had accumulated deficits of $70.8 million and net property and equipment of $5.6 million. We have funded our operations primarily through the issuance of equity and debt securities. Ongoing working capital requirements will primarily consist of personnel costs related to enhancing and maintaining our system. We expect to continue to incur losses in the foreseeable future.

       As of September 30, 2000 the Company had $1.8 million in cash and cash equivalents and $23.8 million in investments as compared to $1.6 million in cash and cash equivalents and $19.9 million in investments as of December 31, 1999. The increase in cash and investments results primarily from the issuance of convertible subordinated notes of $20 million net of cash used for operating purposes. Total liabilities increased from $3.8 million as of December 31, 1999 to $23.5 million as of September 30, 2000 primarily as a result of the issuance of convertible subordinated notes.

       Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

RESULTS OF OPERATIONS

       The following table presents certain items derived from our statements of operations expressed as a percentage of revenue.

                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                      -------------------            --------------------
                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                      -------------------            --------------------
                                      2000           1999            2000            1999
Statement of Operations Data:
Revenues:
  Service fees                         86%             79%             80%             77%
  Implementation and
    other revenues                     14              21              20              23
                                     ----            ----            ----            ----
     Total revenues                   100             100             100             100

Expenses:
  Cost of revenues                     80             103              88             110
                                     ----            ----            ----            ----
Gross margin (loss)                    20              (3)             12             (10)

  General and administrative           37              42              43              44
  Sales and marketing                  52              59              60              62
  Systems and development              36              43              42              49
                                     ----            ----            ----            ----
                                      125             144             145             155
                                     ----            ----            ----            ----
Loss from operations                 (105)           (147)           (133)           (165)
Other income (expense)                  3               8               6              (9)
Extraordinary debt
  extinguishments loss                  -               -               -             (15)
Preferred stock accretion
  and beneficial return                                                               (85)
                                     ----            ----            ----            ----
Net loss                             (102)%          (139)%          (127)%          (274)%
                                     ====            ====            ====            ====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

       Revenues: We derive revenues from service fees, implementations and from selling other products. Revenues increased 89% to $4.3 million for the three months ended September 30, 2000 as compared to $2.3 million for the three months ended September 30, 1999. This increase was primarily attributable to a 105% increase in service fees which were largely recurring and driven by an increase of 175% in retail customers measured at September 30, 2000 and September 30, 1999 and an increase of 163% in the number of transactions. Additionally, implementation and other fees grew 26% as a result of increases in the number of financial institutions with whom we have contracted and enabled on our services. We signed 37 and enabled 38 financial institutions for the quarter ending September 30, 2000, increasing the total number of financial institutions under contract to 480 as of September 30, 2000.

       Cost of Revenues: Cost of revenues primarily includes telecommunications, payment processing, system operations, customer service, implementation and related products. Cost of revenues increased 47% to $3.5 million for the three months ended September 30, 2000 as compared to $2.4 million for the three months ended September 30, 1999. This increase was primarily attributable to a $525,000 increase in customer service costs and a $500,000 increase in payment processing costs. These increases resulted from a 175% increase in the number of retail customers generating a 163% increase in transactions and a required increase in staff to support the growth of our operations. Cost of revenues as a percentage of revenues decreased to 80% for the three months ended September 30, 2000 as compared to 103% for the corresponding period last year.

       Gross Margin: Gross margin increased from a gross loss of $65,000 for the quarter ended September 30, 1999 to a gross profit of $859,000 for the quarter ended September 30, 2000. Gross margin improved from a loss of 3% to a profit of 20% primarily due to increased service fee revenue and implementation revenue leveraged over our relatively fixed operating cost base. Service fees margin improved as a result of increased end user growth without a corresponding incremental increase in costs.

       General and Administrative: General and administrative expenses primarily consist of salaries for executives, administrative and financial control personnel and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased 63% to $1.6 million for the three months ended September 30, 2000 as compared to $971,000 for the three months ended September 30, 1999. The increase in general and administrative expenses results from a 38% increase in our headcount and increased depreciation expenses associated with the expansion of corporate infrastructure.

       Sales and Marketing: Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. As of September 30, 2000, we had 37 marketing partners who act as resellers of our services. We have no obligation to these marketing partners other than to provide services sold to financial institutions by the marketing partners and to pay commissions to them on the sales. The marketing partners have no obligations to us other than to re-sell our services. Sales and marketing expenses increased 69% to $2.3 million for the three months ended September 30, 2000 as compared to $1.3 million for the three months ended September 30, 1999. Increased personnel costs, consumer marketing expenses and commissions contributed to the escalation in sales and marketing expenses. The increase in commissions is associated with higher revenues and the increases in consumer marketing expenditures attributable to promoting the adoption of our services by the retail customers of the growing number of launched financial institution clients. Retail customers increased 175% to 294,000 consumer end users from 107,000 for the same period a year ago.

       Systems and Development: Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the development of new services and products, and new technology to enhance existing products. System and development expenses increased 58% to $1.6 million for the three months ended September 30, 2000 as compared to $994,000 for the three months ended September 30, 1999. This was primarily attributable to costs associated with a technical staff expansion.

       Other Income and Expense: Interest income decreased 45% to $168,000 for the three months ended September 30, 2000 as compared to $305,000 for the three months ended September 30, 1999. The decrease was primarily due to lower average cash and investment balances in the quarter ended September 30, 2000. Interest and other expenses decreased 79% to $25,000 for the three months ended September 30, 2000 as compared to $121,000 for the three months ended September 30, 1999. The decrease in interest and other expenses was mainly due to the reduction of capital lease obligations.

       For the three months ended September 30, 2000 and 1999 the basic and diluted loss per share were $(0.38) and $(0.29), respectively, as a result of the various factors as described above.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

       Revenues: Revenues increased 93% to $11.1 million for the nine months ended September 30, 2000 as compared to $5.8 million for the nine months ended September 30, 1999. This increase was primarily attributable to a 101% increase in service fees which were driven by an increase of 175% in retail customers and an increase of 185% in the number of transactions for the nine months ended September 30, 2000. Additionally, implementation and other fees grew 68% as a result of increases in the number of financial institutions contracted for our service. We signed 128 financial institutions for the nine months ended September 30, 2000 compared to 99 financial institutions for the same period last year, increasing the total number of financial institutions under contract to 480 as of September 30, 2000 and we enabled 105 financial institutions during the nine months ended September 30, 2000 compared to 98 financial institutions for the same period last year, increasing the total number of financial institutions launched to 383 as of September 30, 2000.

       Cost of Revenues: Cost of revenues increased 54% to $9.8 million for the nine months ended September 30, 2000 as compared to $6.4 million for the nine months ended September 30, 1999. This increase was primarily attributable to a $1.6 million increase in customer service costs and a $1.4 million increase in payment processing costs. These increases resulted from the increased number of retail customers and transactions and a required increase in staff to support the growth of our operations. Cost of revenues percentage of revenues decreased to 88% for the nine months ended September 30, 2000 as compared to 110% for the corresponding period last year.

       Gross Margin: Gross margin increased from a gross loss of $587,000 for the nine months ended September 30, 1999 to a gross profit of $1.3 million for the nine months ended September 30, 2000. Gross margin improved from a loss of 10% to a profit of 12% primarily due to increased service fee revenue and implementation revenue leveraged over our relatively fixed operating cost base. Service fees margin improved as a result of increased end user growth without a corresponding incremental increase in costs.

       General and Administrative: General and administrative expenses increased 88% to $4.7 million for the nine months ended

September 30, 2000 as compared to $2.5 million for the nine months ended September 30, 1999. The increase in general and administrative expenses resulted mainly from an increase in staffing for finance and accounting, required after the Company went public in June 1999 and increased rent and depreciation expenses associated with the expansion of corporate facilities.

       Sales and Marketing Expenses: Sales and marketing expenses increased 88% to $6.7 million for the nine months ended September 30, 2000 as compared to $3.6 million for the nine months ended September 30, 1999. Increased personnel costs, consumer marketing expenses, commissions, and travel costs contributed to the escalation in sales and marketing expenses. The increase in commissions was associated with higher revenue and the increases in consumer marketing expenditures were attributable to promoting the adoption of our services by the retail customers of the growing number of launched financial institution clients.

       Systems and Development: System and development expenses increased 65% to $4.7 million for the nine months ended September 30, 2000 as compared to $2.8 million for the nine months ended September 30, 1999. This was primarily attributable to costs associated with a technical staff expansion and the use of third party consultants. The cost of third party consultants is generally higher than the cost of internal resources. The technical staff expansion supports developmental efforts associated with system maintenance, product enhancements and the development of new products.

       Other Income and Expense: Interest income increased 56% to $707,000 for the nine months ended September 30, 2000 as compared to $452,000 for the nine months ended September 30, 1999. The increase was primarily due to higher average cash and investment balances for the nine months ended September 30, 2000. Interest and other expenses decreased 92% to $75,000 for the nine months ended September 30, 2000 as compared to $964,000 for the nine months ended September 30, 1999. The decrease in interest expense is a result of the Company extinguishing $9.4 million of corporate debt on June 10, 1999.

       For the nine months ended September 30, 2000 and 1999 the basic and diluted loss per share were $(1.24) and $(2.25), respectively, as a result of the various factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

       Since inception and until our initial public offering, we have primarily financed our operations through private placements of our common and preferred stock and the issuance of debt. We have also entered into various capital lease financing agreements. In June 1999, we closed our initial public offering of 3.1 million shares of common stock at an initial public offering price of $14.00 per share. Net of underwriting commissions, we received cash proceeds of approximately $40 million in cash, which was reduced further by an additional $1 million of other related offering costs. On September 28, 2000, we completed the private placement of $20 million in convertible subordinated notes. Net of commission and other debt issuance costs, we received cash proceeds of approximately $18.8 million. As of September 30, 2000 we had $1.8 million in cash and cash equivalents and $23.8 million in investments in available for sale securities.

       Net cash used in operating activities was $13.9 million for the nine months ended September 30, 2000 as compared to $10.2 million in the nine months ended September 30, 1999. Cash used in operating activities for the nine months ended September 30, 2000 and 1999 resulted primarily from the net loss of $14.1 million and $10.9 million, respectively.

       Net cash used in investing activities for the nine months ended September 30, 2000 was $5.9 million, which primarily resulted from the net increase of $3.7 million of investment in available for sale securities and $2.2 million of capital expenditure. Net cash used in investing activities for the nine months ended September 30, 1999 was $25.6 million, which primarily resulted from the net increase of $24.6 million of investment in available for sale securities and $1.0 million of capital expenditure.

       Net cash provided by financing activities was $20.0 million in the nine months ended September 30, 2000 as compared to $34.3 million in the nine months ended September 30, 1999. Cash provided by financing activities in the nine months ended September 30, 2000 resulted primarily from the net proceeds of $18.8 million from the issuance of convertible subordinated notes in September 2000 and $1.5 million from the issuance of common stock attributable to the exercise of stock options and warrants. During the nine months ended September 30, 1999, cash provided by financing activities was primarily the result of the net proceeds of $39.0 million from the initial public offering and $5.3 million from the issuance of Series C redeemable convertible preferred stock net of the repayment of long-term debt in the amount of $9.7 million.

       Online Resources currently believes that cash balances will be sufficient to meet anticipated cash requirements through September 30, 2001 assuming the net loss we are forecasting does not materially increase. There can be no assurance, however, that the net losses we incur will not exceed our forecasts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our exposure to market risk related changes in interest rates relates primarily to our investment portfolio. At September 30, 2000 our investment portfolio consisted of $1.8 million of cash and cash equivalents invested in demand deposit and overnight investment accounts and $23.8 million invested in available for sale securities. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 2000.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

       The Company is not a party to any pending material litigation nor is it aware of any pending or threatened litigation that would have a material adverse effect on the Company or its business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

       Proceeds to Online Resources, from its initial public offering in June 4, 1999, net of offering costs from the offering, totaled approximately $39 million. As of September 30, 2000, Online Resources had used $9.4 million of the proceeds for the repayment of debt, $22.9 million for working capital and $6.7 million was held in cash and temporary investments.

       During the fiscal quarter ended September 30, 2000, individuals exercised options and warrants to purchase approximately 18,000 shares of common stock with net proceeds to the Company of approximately $163,000. For the nine months ended September 30, 2000, individuals exercised options and warrants to purchase 549,542 shares of common stock with net proceeds to the Company of approximately $1.5 million.

       The Company issued 3,291 shares of common stock upon a cashless, otherwise known as a net, exercise of 4,989 outstanding warrants. Because of this cashless exercise, no cash proceeds were obtained upon the exercise of the warrants. The Company relied upon Section 4 (2) of the Securities Act of 1933, as amended, in connection with the issuance of the shares.

       On September 28, 2000, the Company issued and sold to accredited investors (within the meaning of Regulation D under the Securities Act of 1933, as amended) five-year convertible subordinated notes. These notes possess an 8% interest rate and are convertible, subject to certain reset provisions, at $4.75 per share. Jefferies & Company, Inc. and Keefe, Bruyette and Woods, Inc. served as underwriters. The total amount received from the sale of the notes was $20 million. Commissions of $917,200 and other debt issuance costs of $284,000 were paid in connection with the placement. Jefferies & Company, Inc. also obtained 200,000 warrants that expire on September 30, 2005 that are exercisable at the same price as the conversion price under the notes. The Company relied upon Rule 506 under Regulation D in connection with the issuance of the notes. All purchasers of notes had to substantiate their status as accredited investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

ITEM 5. OTHER INFORMATION.

       The Company secured the rights to the corporate name of "Online Resources" and based upon the approval of its stockholders at its last annual meeting, filed an amendment to its certificate of incorporation to change its name from Online Resources & Communications Corporation to Online Resources Corporation.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

         (A)      Exhibits required to be filed by Item 601 of Regulation S-K.

                  Exhibit No.       Description of Exhibit
                  4.1               Indenture dated September 28, 2000 between Online Resources Corporation and
                                    Banker Trust Company for 8.0% Convertible Subordinated Notes Due 2005
                  4.2               Registration Rights Agreement between Online Resources Corporation and the purchasers of convertible subordinated notes
                  4.3               Warrant Certificate issued to Jefferies & Company, Inc.
                  27                Financial Data Schedule

         (B)      Reports on Form 8-K
                  Online Resources did not file any Form 8-K reports during the quarter ended September 30,2000.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ONLINE RESOURCES CORPORATION


                Date: November 14, 2000    By: /s/ Matthew P. Lawlor
                      -----------------    -------------------------
                                           Matthew P. Lawlor

                                           Chairman and Chief Executive
                                           Officer (Principal Executive Officer)

                Date: November 14, 2000    By: /s/ Carl D. Blandino
                      -----------------    ------------------------
                                           Carl D. Blandino
                                           Chief Financial Officer, Executive
                                           Vice President
                                           (Principal Financial Officer)