Form 10-K
period 2000-12-31
ONLINE RESOURCES & COMMUNICATIONS CORP
filed 2001-03-30
CIK 888953

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000       COMMISSION FILE NUMBER 0-26123

                          ONLINE RESOURCES CORPORATION
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock of the registrant held by non-affiliates as of March 23, 2001 was $18,447,000. There were 11,679,788 shares of common stock outstanding as of March 23, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a definitive proxy statement for its 2001 Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2000. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          ONLINE RESOURCES CORPORATION
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
Item 1:     Business                                                        1
Item 2:     Properties                                                     17
Item 3:     Legal Proceedings                                              17
Item 4:     Submission of Matters to a Vote of Security Holders            17
PART II
Item 5:     Market for the Registrant's Common Equity and Related
            Stockholder Matters                                            18
Item 6:     Selected Financial Data                                        19
Item 7:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      21
Item 7A:    Quantitative and Qualitative Disclosures About Market Risk     25
Item 8:     Financial Statements and Supplementary Data                    26
Item 9:     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                       44
PART III
Item 10:    Directors and Executive Officers of the Company                44
Item 11:    Executive Compensation                                         44
Item 12:    Security Ownership of Certain Beneficial Owners and
            Management                                                     44
Item 13:    Certain Relationships and Related transactions                 44
Item 14:    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K                                                            44

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Online Resources Corporation is a Delaware corporation and was incorporated in 1989. We are a leading Internet banking, bill payment and e-finance application service provider to financial institutions. We provide our clients, primarily regional and community banks, thrifts and credit unions, with an end-to-end outsourced service, which is branded in their name. This enables cost-effective delivery of Internet-based financial services to consumer, small business and other retail customers of our clients. By packaging our transaction services with our call center, database and support services, we offer an integrated financial hub and a single-source solution for our clients and their retail customers.

     Although we serve 7 of the largest 100 banks, we primarily target regional and community financial institutions with assets of $10 billion or less. Regional and community financial institutions serve approximately two-thirds of the nation's retail checking accounts, and often lack the internal resources to build, operate, market and support new Internet-based delivery technology, related products and services, and supporting infrastructure.

     Through our Quotien(TM) product line and our integrated financial hub, retail customers of our clients may access our proprietary banking service, which allows them to view account statements and balances of accounts maintained with our clients, and perform funds transfers and certain cash management functions. Retail customers may also use our proprietary bill payment services, allowing them to pay any bill automatically. Our transaction services are complemented by our call center, database, consumer marketing, Web site design and hosting, and other support services. In addition, we aggregate e-finance services provided by third-party partners for Internet-based securities trading, loan applications, insurance, investment analysis, and credit reports.

     Our client financial institutions typically pay us a one-time implementation fee to link our respective computer systems, allowing their retail customers to connect to us through the Internet. In addition, we are typically paid a recurring monthly fee based on the number of retail customers of the client financial institution who use our services and in some cases on a per transaction basis. As of December 31, 2000, we provide our services to approximately 352,000 retail customers of our client financial institutions. Our 508 financial institution clients collectively serve an aggregate of approximately 8.9 million retail checking accounts.

INDUSTRY BACKGROUND

     The Internet has emerged as the fastest growing global communications medium, enabling millions to connect to a world wide network to conduct business and share information electronically and is changing the way individuals and businesses communicate and conduct commerce.

GROWTH OF FINANCIAL ELECTRONIC COMMERCE

     Consumer acceptance of easy-to-use electronic media has had a significant impact on the financial services industry. Since most financial transactions require transferring only information, rather than tangible goods, the financial services industry is particularly well suited for electronic commerce. The combination of the following trends is driving the adoption of financial electronic commerce:

     - Expanding PC Ownership. Declining prices for personal computers, or PCs and rapid growth in the number of computer-literate consumers are driving increased penetration of PCs in U.S. homes.

     - Increasing Internet Accessibility. Reduced communications costs, improved Web browsers, and faster connection speeds have made the Internet increasingly accessible to consumers and to businesses offering products and services online.

     - Increasing Acceptance of Electronic Commerce. Consumers have grown increasingly comfortable with the security of electronic commerce and many are willing to conduct large transactions online. According to Forrester Research, by the end of 2001 more than one-half of US households will be online, more than one-third will have purchased online, and one in 10 will have banked or invested online.

EMERGENCE OF ONLINE FINANCIAL SERVICES

     Financial institutions well recognize the advantages offered by online delivery systems. Financial electronic commerce provides these institutions the opportunity to offer their services to targeted audiences. Additionally, these solutions provide financial institutions with the opportunity to reduce or eliminate personnel, paper and other back office expenses associated with traditional distribution channels.

     Banks, thrifts and credit unions have responded by offering customers convenient at-home or at-work access to a range of financial services. Retail customers now have the capability to execute a wide array of online transactions, including funds transfers, bill payment, and consumer and residential loan processing. Jupiter Research estimates that 13.1 million US households have used the Internet for banking transactions as of the end of 2000, with that number estimated to grow to 43.5 million by 2005. In addition, Jupiter Research estimates that electronic bill payment and presentment will grow more rapidly than either online banking or online shopping over the next five years. According to Jupiter, electronic bill payment and presentment is expected to surge in 2001 and double in volume over the next two years.

     With the rapid growth of the Internet banking market, financial institutions can no longer rely exclusively on traditional retail delivery methods. Financial institutions that are unable to offer competitive electronic banking as part of their overall services will find it increasingly difficult to attract and retain customers.

     A number of Web-based financial services specialists such as Charles Schwab's E-Schwab, E*Trade, CSFBdirect, and Datek Online are taking advantage of these trends in financial electronic commerce. Jupiter Research reports that the U.S. market for online investments is expected to exceed $5 trillion by 2005, which is estimated to be roughly one-third of all expected U.S. households' investment assets with a majority of those assets attributable to households earning more than $100,000 annually.

CHALLENGES FOR REGIONAL AND COMMUNITY FINANCIAL INSTITUTIONS

     Thomson Financial estimates that of 21,200 depository financial institutions in the U.S., all but approximately 77 are regional and community institutions with assets of less than $10 billion. Approximately 66% of U.S. retail deposits, which excludes deposit accounts of $100,000 or more, are held in these institutions. While the online banking trend is being driven primarily by very large financial institutions, regional and community financial institutions are being compelled to offer comparable services to remain competitive.

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

     We believe that these limitations and the resulting inability to offer competitive Internet banking services present a significant impediment to retaining and attracting customers and put these financial institutions at a distinct disadvantage.

THE ONLINE RESOURCES SOLUTION

     We provide a single source, fully integrated solution through our Quotien(TM) e-financial suite of services, which we believe, enables financial institutions to offer the breadth of financial services needed to remain competitive. We bring economies of scale and technical expertise to our clients, who would otherwise lack the resources to compete in the rapidly changing, complex financial services industry. We differentiate ourselves by internally developing, integrating and controlling many critical services, such as bill payment and call center support, rather than relying primarily on third-party providers for these services. As a single source vendor, we believe our clients benefit from having one point of accountability and control. We believe our solution to the obstacles faced by our clients in connection with electronic commerce provides them with a cost-effective means to retain and expand their customer base, deliver their services more efficiently and strengthen their customer relationships.

     We provide our services through:

     - our technology infrastructure,

     - our operating and technical expertise,

     - our marketing services, and

     - our support services.

     Our Technology Infrastructure. We provide our services through our Quotien(TM) e-financial suite. We serve as a financial electronic commerce hub by connecting our financial institution clients, their retail customers and other financial service providers through our integrated communications, systems, processing and support capabilities. Our middleware component enables us to integrate customer and financial data gathered through our electronic commerce hub. This unifying software coordinates customer authorization, transactions, settlement, security, user profiles, data warehousing, registration, fulfillment, administrative support and our customer call center services. These functions operate substantially in real-time and provide an integrated application for our clients and their retail customers.

     In summary our propriety solution includes three Gateways and critical unifying middleware:

        The Access Gateway: A dynamic Web server platform that allows retail customers of our client financial institutions to review and transact their services.

        The Services Gateway: A set of high quality, Internet-based financial products, such as our proprietary banking and bill payment services, as well as other e-finance services offered through our third-party partners. These other services presently include cash management, business banking solutions, loan approval, insurance, investment information and securities trading.

        The Electronic Funds Transfer (EFT) Gateway: Our patented EFT gateway for real time electronic funds transfer between substantially all U.S. depository financial institutions.

        Middleware: An integrated support infrastructure, including middleware to unify data and processes, a 24 hours a day, seven days a week consumer and client support call center.

     Our Operating and Technical Expertise. We provide regional and community financial institutions with our operating and technical expertise. We believe that our industry focus and outsourcing capabilities add value for our clients by simplifying complex processes and technologies. After eight years of operating experience, we have established the processes, procedures, controls and staff necessary to keep our systems running reliably and securely. At the same time, we have developed the organizational flexibility and inter-disciplinary staff skills necessary to adjust to a rapidly changing environment.

     Our Consumer Marketing Services. We actively conduct retail customer marketing programs for our clients, and support marketing programs by our clients. Marketing costs are shared by our clients and us. The marketing programs include Web-based marketing, direct marketing, telemarketing, statement stuffers and branch incentives. The marketing programs are privately branded by the financial institutions so that they may take advantage of their existing relationships.

     Our Support Services. We provide a comprehensive set of support services to complement our banking and bill payment services. These support services include our customer service center, Web site design and hosting and administrative services. We provide each of these services on an optional basis and have fully integrated them into our banking, bill payment and related products.

STRATEGY

     Our goal is to become the vendor of choice for regional and community financial institutions that desire to outsource Internet banking and other e-financial services. We are positioning ourselves to emerge as a leading e-financial hub -- adding value to a vast network of relationships. Our strategy is straightforward: develop a growing base of financial institution clients, increase the number of their customers who bank online, and encourage these customers to adopt our online bill payment service as well as other high-margin e-financial products and services. As our business grows, we believe we can lower costs through economies of scale and create new opportunities for marketing and distribution. Our strategy includes the following key elements:

     Focus on The Key Business Drivers. That Will Result in Profitability. To accelerate our timeline to profitability, we are focusing on a five-point initiative. This initiative focuses on achieving operating cost efficiencies and expanding revenue from our base of 508 financial institution clients, which represent a distribution channel for our services to approximately 16.5 million consumers with approximately 8.9 million checking accounts. This initiative involves bolstering efforts to cross-sell new products, increasing prices for selected services where the company is below competitive pricing, and deploying technical resources to automate processes and reduce operating costs.

     Increase Retail Customer Usage. We will continue to design and test new consumer marketing programs in order to increase our adoption rates, and to cross-sell bill payment and other services to those who use banking features only. We intend to do so in a matching fund environment, as opposed to fully funding the programs ourselves as we have done in the past. This change in strategy is based on market testing which demonstrated improved results when our clients contributed marketing funds. As a result, we primarily expect to use fewer, more efficiently spent dollars matched by our clients.

     Enhance Our Services. We believe our large business base of 508 financial institutions with its potential of approximately 16.5 million consumer relationships represents an attractive distribution channel for the additional financial services and content provided by us and by our third-party partners. In bolstering efforts to cross-sell new products, such as commercial cash management, to clients, we will shift some of our sales and marketing resources towards existing customers, as opposed to focusing a higher proportion of resources on acquiring new clients. We will still continue to aggressively seek new clients, but we will be more selective in those we target. This means a focus on cross-selling new products (e.g. cash management, bill presentment, Quicken access, etc), service enhancements as well as continuing to increase user adoption.

     Leverage Our Database For Cultivation and Communication Services. We believe that we provide unparalleled real-time financial transaction processing on the Internet. By the end of 2000 we were processing over 40 million transactions per year and our bill payment service was processing over $2.5 billion per year. The increased volume and efficiency of these transactions not only is critical to our business, but also will generate potentially valuable data using our patented method for confidential messaging without compromising consumer privacy. This data can be extracted using various data mining and aggregation tools and techniques, and packaged for new personalized products and services.

     Provide Superior Service Quality and Support Services. We believe that providing superior quality service is important in attracting and retaining financial institutions and their retail customers, particularly since our online banking services and customer call center are branded in their names. We believe our quality of service is currently among the highest in the industry. Our system availability now exceeds 99.5%. Approximately 60% of our bill payments are made electronically and our bill payment error rate is approximately .06%. We also have expanded our customer call center from 94 to 109 employees during 2000 and we have invested substantially in specialized call center systems, software and management. In addition, we have engaged a third-party contractor to support our in-house call center.

     Strengthen Integration of Financial Data. We believe we help our clients remain competitive in electronic banking and commerce by allowing them to effectively integrate and offer multiple services and products to their customers. These products and services are designed to allow our clients' retail customers to conduct and control all of their financial affairs conveniently. We expect that this will further strengthen the relationships between our clients and their retail customers. We recently upgraded our proprietary middleware and have made substantial investments in software tools and technical staff to further enhance our integration capabilities.

OUR SERVICES AND PRODUCTS

     We offer a single source solution to the electronic commerce challenges of our financial institution clients. Typically, we contract with our clients to provide a fully integrated set of Internet and other Internet banking and e-financial services and related products.

SERVICE PRODUCTS

     Our Quotien(TM) suite of e-financial services allow a financial institution to offer to its retail customers and business customers account access and transaction capabilities 24 hours a day, seven days a week. Customers are able to access their accounts anytime and anywhere through the Internet.

     Our Quotien(TM) Internet Banking and Bill Payment service offers retail customers the following features:

     - viewing transaction histories and real-time account balances;

     - transferring funds within and between financial institutions either immediately or in the future;

     - initiating immediate and future bill payments or transfers; and

     - viewing projected balances based upon bill payment and account activities.

     Using our bill payment service, Internet banking customers may pay any merchant biller or individual. Approximately 60% of our bill payments are currently made electronically to merchants. We guarantee electronic bill payments will be received by the payee within two business days of initiation by the retail customer. We guarantee paper check payments will be received by the payee within five business days. Paper and electronic payments are drawn on our escrow account. As of February 28, 2001, we had a bill payment database of approximately 200,000 discrete merchant billers.

     We believe our real-time debit process, described under "Systems and Technology" below, offers substantial cost and quality advantages in our bill payment services. Under alternative batch-oriented debit systems, the bill payment processor cannot immediately verify the availability of sufficient funds to cover the bill payment. This may result in potential collections issues, the need to assess credit risk and increased use of paper versus electronic payments. We therefore believe that real-time debit capability results in a higher percentage of electronic payments, lower operating costs and a higher quality of service.

     Our Quotien(TM) Bill Payment Service is an unbundled version of the bill payment service featured in our Internet banking service. It is unique in the industry because it leverages our existing architecture to access real-time balance information during a user's online bill payment session. The service works through our EFT Gateway which links our systems to financial institutions through ATM networks, data processors, and other financial technology companies to take advantage of existing and trusted system, security, clearing, settlement, regulations and procedures. Users of the Quotien(TM) Bill Payment Service benefit from a secure, reliable real-time direct link to their accounts. Users schedule transactions and view balances via our intuitive Web user interface, which is branded for the financial institution. Account balance inquiries and payment debits are accomplished via standard ISO 8583 transaction processing codes, and we remit payments to designated merchants on the appropriate date. We provide users of this service with complete user support and payment inquiry processing through our Customer Care call center.

     Our Quotien(TM) Remittance Service is an attractive add-on service for financial institutions of all sizes that run their own in-house online banking system and process their own bill payment debits. It provides their system with the extra functionality of bill payment processing, and is backed by complete funds settlement, payment research, inquiry resolution, and merchant services. Users provide bill payment instructions via the financial institution's existing online banking interface, which validates the availability of funds on the date bills are to be paid. If funds are available, the user's account is debited and a designated clearing account is credited. On a daily basis, financial institutions send us a file of all bill payment requests and we respond immediately, processing bill payment requests and remitting payments to designated merchants. We provide our financial institutions with a return file of transaction confirmations, error descriptions, and data updates, and financial institutions employees have instant access to comprehensive payment processing and status information through our Web-based Payment IQ feature.

     Our Quotien(TM) Cash Management service is a key component of our business banking service offering. This sophisticated solution developed by Magnet Communications, Inc. provides added value in a number of ways. Quotien(TM) Cash Management's comprehensive application platform provides financial institutions with additional leverage to attract a greater spectrum of business customers. In doing so, it is capable of building their earnings potential, as online business customers typically have larger demand deposits, higher loan balances, and more accounts than offline customers. And, as it helps them build their business base, Quotien(TM) Cash Management can help them retain that base with a highly flexible selection of applications, compelling support features, 24 hours a day, seven days a week online accessibility, and a secure environment. Just as important, Quotien(TM) Cash Management provides additional revenue opportunities through fee-based transactions such as ACH, balance reporting, wire transfers, book transfers, and stop payments.

     Our services generate revenues from recurring monthly fees charged to financial institution clients, typically based on the number of enrolled retail customers. Services are priced on a monthly per retail customer basis, and in some cases, on a transaction basis. Pricing ranges from $1.66 to $8.45 per month per retail customer depending upon the level of services we provide to the financial institution. The pricing of these services to retail customers is at the discretion of each financial institution. Because our clients generally derive internal cost savings, account retention and other marketing benefits by offering our services, the majority of our clients do not pass all of these charges through to their retail customers, and most of our clients offer the banking portion of our services free-of-charge. At the beginning of 2000, we revised our pricing to offer Internet banking to financial institution clients at a fixed fee. Internet banking relates to our services that allow consumers to view statements and balances and transfer funds among accounts.

     We complement our suite of Quotien(TM) banking, bill payment, and e-financial services with the following comprehensive services:

     - Quotien(TM) Customer Care. We maintain a customer service center for financial institution clients that choose to outsource this service to us. Retail customers can access the customer service operation by phone or e-mail 24 hours a day, seven days a week. As of December 31, 2000, our customer service center had 109 employees available to respond to retail customers' questions relating to enrollment, transactions or technical support. We also have engaged a third-party contractor to support our in-house call center. Customer services generate revenues from recurring monthly fees charged to financial institution clients, typically based on the number of enrolled retail customers. For those clients that choose not to use our customer service bureau, we license to them our proprietary software for use in their in house customer service operations.

     - Quotien(TM) Web Design and Hosting. We offer Web site design and hosting services to our financial institution clients. We charge an upfront fee for design and a recurring monthly maintenance fee for hosting the Web site.

     - Consumer Marketing Support for Financial Institution Clients. Our consumer marketing focus is to create cost-effective programs to increase the percentage of our clients' retail customers using our services. Building on a decade of remote banking experience, we create and produce programs that are capable of operating successfully across a range of integrated media, including:

        - web-based marketing

        - data mining

        - telemarketing

        - solo direct mail

        - statement inserts

        - Internet Advertising

        - e-mail

        - in-branch employee programs

        - statement envelop teasers

          These programs are designed around the effective principles of activation-based marketing, a two-step process that first attracts customers to the financial institution's Internet banking services and then converts them to bill payment usage. Our programs employ one of the two following formats:

        - Acquisition Campaigns, targeting our clients' customers who are not signed up currently for Internet banking services to encourage them to become new users.

        - Conversion Campaigns, targeting current Internet banking customers to encourage their adoption of bill payment services.

          The marketing programs are privately branded by the financial institutions so they may take advantage of their existing relationships. We intend to conduct these programs in a matching fund environment, as opposed to fully funding the programs ourselves as we have done in the past.

     - Administrative Services. We provide administrative support services to our financial institution clients including the compilation of customized reports regarding their retail customers' account activity. We generally charge our clients on an hourly basis for these services.

IMPLEMENTATION AND OTHER RELATED PRODUCTS

     Initially, we contract with a financial institution to provide services and products tailored to meet its specific needs. At the time of entering into a contract, a financial institution client pays a one-time fee, which generally ranges from $3,000 to $50,000 based on certain factors, including the size of the financial institution and the scope of services rendered.

     Implementation consists of systems integration and a pilot testing period. A project management team is assembled to integrate our hub with a financial institution client's legacy host system, typically via an ATM network or a direct communications interface. A financial institution's legacy host system houses its transaction accounts. Upon completion of systems integration, we conduct a pilot testing period using selected customers and employees. Following the pilot, the financial institution client is fully launched and services are made available to its retail customers. Generally, at this point, the financial institution client begins to pay at least the minimum service fees. For clients who are linked to any one of approximately 60 core processors and ATM networks with whom we are certified, implementation typically takes 90 to 180 days between signing and launch.

     Third-Party Services. We facilitate retail customers' linking to additional Quotien(TM) e-financial services beyond our Quotien(TM) Internet Banking, Bill Payment and Remittance Service. We provide our clients' retail customers with a comprehensive suite of financial services through our Services Gateway, which currently supports Internet-based delivery of:

     - investment tools and access to major online investment brokerage services (Trade.com and U.S. Clearing);

     - loans (InfiLink(TM));

     - insurance (InsWeb);

     - credit management (Consumerinfo.com); and

     - financial planning tools for home buying, college education and retirement.

     In addition, we offer "small office/home office" capabilities and have partnered with Intuit to support QuickBooks and other popular small business services. We have also developed business arrangements and links to third parties for expanded retail customer access. We currently have such arrangements with third-party access providers, typically banking and credit union software providers such as Ultradata (a service of John H. Harland Company), Aftech (a subsidiary of Fiserv), Symitar, and Users Incorporated.

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

     Related Products. We also derive revenue from sales of related enabling products and software at fixed prices, including customer service software. These have not been a significant source of revenue. Effective January 1, 2001, we discontinued support of our proprietary PC software and screen-based telephone.

SALES AND MARKETING

     We have adopted a multiple channel institutional sales strategy, covering both direct and indirect sales.

     Direct Marketing to Financial Institutions. We utilize a direct sales force located throughout the United States. The sales force is responsible for prospecting and acquiring new accounts. Our account management staff manages current accounts and cross-sells additional products into those accounts. In January 2001, we added two telesales staff to assist in prospecting new accounts for the direct sales force. Sales representatives and account managers earn a base salary plus commission.

     Indirect Sales to Financial Institutions. We support an indirect sales channel by partnering with third parties who sell complementary services or products to financial institutions. These alliances leverage the established vending relationships of our marketing partners and reduce marketing costs by replacing the need for a larger direct sales force. Our marketing partners include ATM networks such as MAC and Honor (now known as Star), software providers such as Intuit, core banking processors such as Connecticut Online Computer Center and Intrieve, Inc., and credit union processors such as Ultradata and Symitar. Fee arrangements for our marketing partners vary and are based on the value-added and scope of responsibilities assumed by the marketing partner. Typically, marketing partners earn commission based on our implementation fee. If the marketing partner performs additional on-going account management and other support services, then the marketing partner may earn a small portion of our on-going operating fees. Additionally, marketing partners may benefit from the direct sales of their products and services, such as transaction fees for ATM networks and processors.

     Consumer Marketing Support for Financial Institution Clients. A key focus of our marketing department is creating cost-effective programs to increase the percentage of our clients' retail customers using our services. The marketing programs include Web-based marketing, direct marketing, telemarketing, statement stuffers and branch incentives.

SYSTEMS AND TECHNOLOGY

     Overview. We designed our systems and technology around real-time communications and processing, which optimizes quality, scalability and cost. Our systems are based on a multi-tiered architecture consisting of:

     - Enabling technology -- commercial software and hardware enabling retail customers to easily access our hub;

     - Front-end servers -- proprietary and commercial communications software and hardware providing Internet and private communications access to our hub for retail customers;

     - Middleware -- proprietary and commercial software and hardware used to integrate customer and financial data and to process financial transactions;

     - Back-end systems -- databases and proprietary software which support our banking and bill payment services; and

     - Support systems -- proprietary and commercial systems supporting our customer service and other support services.

     Our systems architecture is designed to provide retail customer access into a common database integrated with our banking and bill payment services and our proprietary support services software. Third-party financial services are linked to our systems through the Internet, which we plan to more fully integrate into our retail customer application and transaction processing. Incorporating such third-party capabilities into our system, enable us to focus our technical resources on our proprietary middleware and integrating capabilities.

     Real-Time ATM Network-Based Process. We typically link to financial institution clients through an ATM network or core processor using ATM specifications. By using an ATM network or processor to link into a financial institution client's primary database for retail customer accounts, we take advantage of established electronic funds transfer infrastructure. This includes all telecommunications and software links, security, settlements and other critical operating rules and processes. Using this ATM architecture, financial institution clients avoid the substantial additional costs necessary to expand their existing infrastructure. The net result of using this architecture is that high quality remote financial electronic commerce services can be provided, enabling retail customers to access their financial account information and pay bills by debiting funds from their accounts.

     In addition to quality and cost benefits associated with bill payment, we believe that our real-time architecture is more scalable than traditional batch systems, which warehouse and store duplicate data. Instead of duplicating each financial institution's host system by daily batch transmittal of customer balance information, we communicate in real-time through online ATM networks and processors to retrieve account balances as needed. We are therefore working with ATM networks and processors to expand their transaction support to include retail customer account histories, access to additional information and interest-related security standards.

     Recently we have initiated an architecture called Direct Connect, whereby we go directly to the clients host system for information retrieval, such as for balances and other account information, using Internet protocols or other specifications. However, for the authentication and payments portion of our service, we will continue to use the established ATM network infrastructure, with its established settlements, security and other payment capabilities.

     Security and Systems Integrity. Our services and related products are designed to provide security and system integrity, based on Internet and other communications standards, ATM network transaction processing procedures and banking industry standards for control and data processing. Prevailing security standards for Internet-based transactions are incorporated into our Internet services, including but not limited to, Secure Socket Layer 128K encryption, using public-private key algorithms developed by RSA, along with firewall technology for secure transactions. In the case of payment and transaction processing, we meet security transaction processing and other operating standards for each ATM network or core processor through which we route transactions. Our interactive voice response system performs transactions only if the retail customer is first verified through the financial institution client's interactive voice response security system. Finally, in conformance with industry standards promulgated by applicable financial institution regulatory bodies, we adhere to SAS 70 types I and II requirements for control, data processing and disaster recovery.

PROPRIETARY RIGHTS

     Patents are important to our business; no particular patent is so important, however, that its loss would significantly adversely affect our operations as a whole.

     In June 1993, we were awarded U.S. patent number 5,220,501 covering our real-time ATM network-based payments process. This patent covers bill payment and other online payments made from the home using any enabling device where the transaction is routed in real-time through an ATM network. We have licensed this patent to other parties for limited use. In March 1995 we cross-licensed this patent to Citibank for their internal use in settlement of litigation.

     On February 9, 1999, we were awarded U.S. patent number 5,870,724 for targeting advertising in a home retail banking delivery service. This patent provides for the targeting of advertising or messaging to home banking users, using their confidential bill payment and other financial information, while preserving consumer privacy. Acting in cooperation and on behalf of a financial institution client, we first analyze their bill payment and other financial data to determine an advertising profile or purchasing power. The patent provides for the targeted advertisement or other message to the selected person or group based on their profile. No third parties gain access to the retail customers' sensitive financial data. Through interactive messaging, selected retail customers of our financial institutions receiving the advertisement or message then have the choice of releasing their names to the advertiser or messenger. The confidentiality of their sensitive financial information is thereby preserved and released only with the approval of the financial institution client and their retail customers.

     On March 13, 2001, we were awarded U.S. patent number 6,202,054 which is a continuation of U.S. patent number 5,220,501 and expands and clarified the claims in that patent.

     In addition to our patents we have registered trademarks. A significant portion of our systems, software and processes are proprietary. Accordingly, as a matter of policy, all management and technical employees execute non-disclosure agreements as a condition of employment.

COMPETITION

     We believe that the principal competitive factors in our market are industry trust, technical capabilities, operating effectiveness, cost and scalability, customer service, security, speed to market, and capital. Many of our competitors have the financial, technical and marketing resources, plus established industry relationships, to better compete based on these factors. Competitive pressures we face may have a materially adverse effect on our business, financial condition or operating results.

     We are not aware of any other company that offers a similar financial electronic commerce hub that in-sources banking and bill payment services, fully integrates support services and links to other financial service providers. However, many of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources. Further, some of our competitors, namely CheckFree, while currently targeting bill payment and presentment services to large financial institutions, do provide or have the ability to provide the same range of services we offer and could determine to direct their marketing initiatives towards our targeted smaller financial institution client base.

     Other competitors such as Metavante, EDS, Fiserv and other core banking processors have broad distribution channels that bundle competing products directly to financial institutions. These competitors also have developed or acquired extensive Internet banking capabilities of their own, including a bill payment service in the case of Metavante, which may be further expanded to exceed or meet our capabilities.

     In addition, a significant number of companies offer portions of the services provided by us and compete directly with us to provide such services. For example, the Web servers of companies such as Corillian, Digital Insight, FundsXpress and Q-Up (a subsidiary of Security First Technologies), compete with our front-end Internet access capabilities. These companies may in turn use bill payment providers, such as CheckFree, Princeton TeleCom, Metavante, who often team with access providers. There are also other software providers such as Sanchez Computer, Intelidata, Security First Technologies, and Financial Fusion that market their software to large financial institutions, that may seek to penetrate our regional and community banking market. Finally, certain services such as Intuit's Quicken.com, Yahoo! Finance and Yodlee may be available to retail customers independent of financial institutions through their own offerings as aggregate or consumer accounts from various financial institutions.

GOVERNMENT REGULATION

     We are not licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, the Office of Thrift Supervision or other Federal or state agencies that regulate or monitor banks or other types of providers of financial electronic commerce services. Federal, state or foreign agencies may attempt to regulate our activities. Congress could enact legislation that would require us to comply with consumer privacy, data, record keeping, processing and other requirements. We may be subject to additional regulation as the market for our business continues to evolve. For example, Regulation E, promulgated by the Federal Reserve Board, governs certain electronic funds transfers made by regulated financial institutions and providers of access devices and electronic fund transfer services, including many aspects of our services. Under Regulation E, we are required, among other things, to provide certain disclosure to retail customers, to comply with certain notification periods regarding changes in the terms of service provided and to follow certain procedures for dispute resolutions. The Federal Reserve Board may adopt new rules and regulations for electronic funds transfers that could lead to increased operating costs and could also reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance. Because of the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and Federal or state authorities could enact laws, rules or regulations affecting our business operations. We also may be subject to Federal, state and foreign money transmitter laws, encryption and security export laws and regulations and state and foreign sales and use tax laws. If enacted or deemed applicable to us, such laws, rules or regulations could be imposed on our activities or our business thereby rendering our business or operations more costly, burdensome, less efficient or impossible, any of which could have a material adverse effect on our business, financial condition and operating results.

     The market we currently target, the financial services industry, is subject to extensive and complex Federal and state regulation. Our current and prospective clients, which consist of financial institutions such as commercial banks, thrifts, credit unions, brokerage firms, credit card issuers, consumer finance companies, other loan originators, insurers and other providers of retail financial services, operate in markets that are subject to extensive and complex Federal and state regulations and oversight. While we are not generally subject to such regulations, our services and related products must be designed to work within the extensive and evolving regulatory constraints in which our clients operate. These constraints include Federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the Community Reinvestment Act, the Financial Services Modernization Act, the Bank Service Company Act and the Electronic Signatures in Global and National Commerce Act. Because many of these regulations were promulgated before the development of our system, the application of such regulations to our system must be determined on a case-by-case basis. We do not make representations to clients regarding the applicable regulatory requirements, but instead rely on each such client making its own assessment of the applicable regulatory provisions in deciding whether to become a client. Furthermore, some consumer groups have expressed concern regarding the privacy, security and interchange pricing of financial electronic commerce services. It is possible that one or more states or the Federal government may adopt laws or regulations applicable to the delivery of financial electronic commerce services in order to address these or other privacy concerns. We cannot predict the impact that any such regulations could have on our business.

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

DEPENDENCY ON A SINGLE CUSTOMER

     One of our financial institution clients, California Federal Bank, accounted for 14% of our revenue for the years ended December 31, 2000 and 1999. Another financial institution client, Riggs National Bank, accounted for 11% of our revenue for the year ended December 31, 1998.

FINANCIAL INFORMATION ABOUT SEGMENTS

     We operate in one business segment. Financial information about the segment in which we operate is contained in our financial statements and related notes thereto.

NEW PRODUCTS: RESEARCH AND DEVELOPMENT

     Our business includes the maintenance of existing technology and products and the development and introduction of new products and may include entry into new business sectors. During the years ended December 31, 2000, 1999 and 1998, we spent $6,246,174, $3,998,936 and $2,444,615, respectively, on systems and development, which includes amounts relating to research and development activities.

SEASONAL INFLUENCES

     There are no material seasonal influences on sales of our products and services.

WORKING CAPITAL REQUIREMENTS

     There are no special inventory requirements or credit terms extended to our customers that would have a material adverse effect on our working capital.

EMPLOYEES

     At December 31, 2000, we had 367 employees. None of our employees are represented by a collective bargaining arrangement. We believe our relationship with our employees is good.

RISK FACTORS

     We may make forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, throughout this Annual Report on Form 10-K. Any statements in this document that are not statements of historical fact may be considered forward-looking. As you read this document, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and other similar expressions are intended to identify forward-looking statements. A number of important factors could cause the company's results to differ materially from those indicated by such forward-looking statements, including those detailed below. In addition to the other information provided in this report, the following risk factors should be considered carefully in evaluating our business.

WE HAVE A HISTORY OF LOSSES AND COULD CONTINUE TO LOSE MONEY.

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

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

     Our quarterly revenues, expenses and operating results may vary significantly from quarter to quarter in the future. As a result, our operating results may fall below market analysts' expectations in some future quarters, which could have a material adverse effect on the market price of our stock.

WE MAY NEED TO RAISE CAPITAL TO STAY IN BUSINESS.

     We may not achieve cash flow break-even and may require additional infusions of capital to sustain operations. This capital may not be available on favorable terms, or at all. We may need to raise additional funds sooner than we expect if we incur unforeseen required capital expenditures or substantial operating losses. If adequate funds are not available or are not available on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on our business.

WE RELY ON THIRD PARTIES FOR THE SUCCESS OF OUR MARKETING EFFORTS.

     We depend in part upon the assistance of marketing partners who include some or all of our services and related products as a part of their offerings to financial institutions. Failure by these marketing partners to continue to offer our services and related products could have a material adverse effect on our business.

WE DEPEND UPON OUR FINANCIAL INSTITUTION CLIENTS TO MARKET OUR SERVICES.

     To market our services to retail customers, we depend upon our financial institution clients. We generally charge our clients fees based on the number of their retail customers who have enrolled with our clients for online bill payment services and, in some cases, online banking services. Therefore, retail customer enrollment affects our revenue and is important to us. Because our clients offer our services under their name, we must depend on those clients to get their customers to use our services. Although we conduct extensive marketing programs for our clients, our clients may decide not to participate in our programs or our financial institution clients may not effectively market our services to their retail customers. Any failure of our clients to effectively market our services could have a material adverse effect on our business.

OUR CO-MARKETING EFFORTS MAY NOT BE SUCCESSFUL.

     We have recently spent substantial financial and human resources to co-market our services and related products with our financial institution clients to their retail customers. These marketing efforts may not result in an increase in acceptance by retail customers necessary for the development of our business.

WE MAY NOT BE ABLE TO EXPAND TO MEET INCREASED DEMAND.

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

IF WE LOSE A MATERIAL CLIENT, OUR BUSINESS MAY BE ADVERSELY IMPACTED.

     One of our financial institution clients, California Federal Bank, accounted for 14% of our revenue for the years ended December 31, 2000 and 1999. The loss of this contract in the near term, or the loss of any other material contracts in the future, either directly to a competitor, or indirectly in the event that a financial institution client is acquired by an institution that does not use our services, or decides to provide these services in-house, would have a material adverse effect on revenues. Loss of any other material financial institution contract in the future could also negatively impact our ability to attract and retain other financial institution clients.

WE MAY NOT BE ABLE TO COMPETE WITH LARGER, MORE ESTABLISHED BUSINESSES OFFERING SIMILAR PRODUCTS OR SERVICES.

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

     A significant number of companies offer portions of the services we provide and compete directly with us. For example, the Web servers of some companies compete with our front-end Internet access capabilities. Other software providers have created units to provide on an outsource basis a portion of services like ours. These companies may use bill payers who team with access providers. Also, certain services may be available to retail customers independent of financial institutions such as Intuit's Quicken.com and Yahoo! Finance. Finally, there are some ATM and other networks that provide similar services in addition to connecting to financial institutions.

     Many of our competitors may be able to afford more extensive marketing campaigns and more aggressive pricing policies in order to attract financial institutions. Our failure to compete effectively in our markets would have a material adverse effect on our business.

FAILURE TO SUCCESSFULLY IMPLEMENT A SYSTEMS UPGRADE OR CONVERSION MAY ADVERSELY AFFECT OUR REPUTATION AND OUR BUSINESS.

     A failure to implement a systems upgrade or conversion would delay implementation of some of our financial institution clients, could cause us to divert significant resources and could negatively impact our reputation in the banking industry. We may be unable to successfully complete any future systems upgrades or conversions.

WE DEPEND ON OUR OFFICERS AND SKILLED EMPLOYEES DUE TO OUR COMPLEX BUSINESS.

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

SYSTEM FAILURES COULD HURT OUR BUSINESS AND WE COULD BE LIABLE FOR SOME TYPES OF FAILURES.

     Like other system operators, our operations are dependent on our ability to protect our system from interruption caused by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond our control. Our back-up site is located approximately one mile from our headquarters, where most of our computer systems, including processing equipment, are currently operated and maintained. In the event of major disasters, both locations could be equally impacted. We could also experience system interruptions due to the failure of our systems to function as intended or the failure of the systems we rely upon to deliver our services such as ATM networks or the systems of financial institutions and processors that integrate with our systems. Loss of all or part of our systems for a period of time could have a material adverse effect on our business. We may be liable to our clients for breach of contract for interruptions in service. Due to the numerous variables surrounding system disruptions, we cannot predict the extent or amount of any potential liability.

SECURITY BREACHES COULD DISRUPT OUR BUSINESS.

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

WE RELY ON OUR INTELLECTUAL PROPERTY RIGHTS AND PROPRIETARY INFORMATION.

     We rely on patent and trade secret laws to protect our intellectual property, such as the software and processes that we have developed in connection with our business. If we fail to adequately protect our intellectual property rights and proprietary information or if we become involved in litigation relating to our intellectual property rights, our business could be harmed. Any actions we take may not be adequate to protect our intellectual property rights and other companies may develop technologies that are similar or superior to our intellectual property. Although we believe that our services do not infringe on the intellectual property rights of others and that we have all rights needed to use the intellectual property employed in our business, it is possible that we could become subject to claims alleging infringement of third-party intellectual property rights. Any claims could subject us to litigation, and could require us to pay damages or develop non-infringing intellectual property, any of which could be expensive, or require us to acquire licenses to the intellectual property that is the subject of the alleged infringement.

OUR CERTIFICATE OF INCORPORATION AND BYLAW PROVISIONS MAY PREVENT OR DELAY THIRD PARTIES FROM BUYING YOUR STOCK.

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

OUR SERVICES MAY NOT BE BROADLY USED AND ACCEPTED BY CONSUMERS.

     There is no established history of broad acceptance by retail customers of services like ours and those services may not be accepted in the future. Because our fee structure is designed to establish recurring revenues through monthly usage by retail customers of our financial institution clients, our recurring revenues are dependent on the acceptance of our services by retail customers and their continued use of online banking, bill payment and other financial services.

CONSUMER DEMAND FOR LOW-COST OR FREE ONLINE FINANCIAL SERVICES MAY FORCE US TO REDUCE OR ELIMINATE THE FEES WE CHARGE FOR SOME SERVICES.

     Consumers of many of the online services we offer, including home-banking, bill payment and bill presentment, may demand that these services be offered for lower cost or even for free. Consumers may therefore reject our services in favor of companies that can offer more competitive prices. Thus, consumer demand and competition may place significant pressure on our pricing structure and revenues, and may have an adverse effect on our financial condition.

CONSOLIDATION OF THE BANKING AND FINANCIAL SERVICES INDUSTRY COULD NEGATIVELY IMPACT OUR BUSINESS.

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

GOVERNMENT REGULATION COULD INTERFERE WITH OUR BUSINESS.

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

MANAGEMENT AND DIRECTORS MAY CONTROL OUR MANAGEMENT AND AFFAIRS.

     As of March 23, 2001, management and directors beneficially owned approximately 24% of our outstanding common stock. As a result, they may have the ability to effectively control us and direct our affairs and business, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control, and make some transactions more difficult or impossible without the support of such stockholders, including proxy contests, mergers, tender offers, open-market purchase programs or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of common stock.

OUR STOCK PRICE IS VOLATILE.

     The trading price of our common stock has been subject to significant fluctuations and may continue to be volatile in response to:

     - actual or anticipated variations in quarterly operating results;

     - announcements of technological innovations;

     - new products or services offered by us or our competitors;

     - changes in financial estimates by securities analysts;

     - conditions or trends in the Internet and online commerce industries;

     - changes in the economic performance and/or market valuations of other Internet, online service industries;

     - announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

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

WE HAVE A SUBSTANTIAL NUMBER OF SHARES OF COMMON STOCK THAT MAY BE SOLD, WHICH COULD AFFECT THE TRADING PRICES OF OUR COMMON STOCK AND THE CONVERTIBLE NOTES.

     We have a substantial number of shares of common stock subject to stock options and warrants and the convertible notes may be converted into shares of common stock. We cannot predict the effect, if any, that future sales of shares of common stock or convertible notes, or the availability of shares of common stock or convertible notes for future sale, will have on the market price of our common stock or convertible notes. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options or warrants or the conversion of the convertible notes), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock and convertible notes.

ITEM 2.  PROPERTIES

     We are headquartered in McLean, Virginia where we lease approximately 54,000 square feet of office space. The lease has a five-year term and expires July 31, 2002. We also lease approximately 3,000 square feet of office space in McLean, Virginia for our back-up site. We believe that all of our facilities are in good condition and are suitable and adequate to meet our current needs. If we are unable to renew the lease that is due to expire in 2002, we believe that suitable replacement properties are available on commercially reasonable terms.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

     Our common stock began trading on the Nasdaq National Market on June 4, 1999 under the symbol "ORCC". The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

                                                        2000                1999
                                                  -----------------   -----------------
              FISCAL QUARTER ENDED                 HIGH       LOW      HIGH       LOW
              --------------------                -------   -------   -------   -------
First Quarter...................................  $22.625   $10.375   $    --   $    --
Second Quarter..................................   18.500     6.000    14.063    10.875
Third Quarter...................................    7.438     3.563    20.750    13.125
Fourth Quarter..................................    4.500     2.000    16.625     8.000

     The market price of our common stock is highly volatile and fluctuates in response to a wide variety of factors. See "Business -- Risk Factors -- Our Stock Price is Volatile."

HOLDERS

     On March 23, 2001, we had approximately 200 holders of record of common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

     We have not paid any cash dividends on our common stock. We expect to invest any future earnings to finance growth, and therefore do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     On September 28, 2000, we completed the private placement of $20 million in convertible subordinated notes to a group of accredited investors. We received proceeds of $18.7 million, net of costs of $1.3 million, including an underwriting commission of $917,200. The proceeds will be used for working capital. The notes mature on September 30, 2005, unless previously converted, and bear interest at 8%. Interest payment dates are April 1 and October 1, commencing April 1, 2001. The notes are convertible into shares of common stock at a price of $4.75 per share, subject to an annual reset under certain circumstances, but in no event will the conversion price be less than $4.00 per share. Jefferies & Company, Inc., the placement agent for the sale of these notes, also obtained 200,000 warrants for common stock that expire on September 30, 2005 that are exercisable at the same price as the conversion price under the notes.

     We filed a shelf registration statement on Form S-3 (Registration No. 333-52820), with the Securities and Exchange Commission to register the shares of common stock issuable upon conversion of the convertible subordinated notes. The registration statement was declared effective by the Commission on February 5, 2001.

USE OF PROCEEDS

     Proceeds from our initial public offering on June 4, 1999, net of offering costs from the offering, totaled approximately $39 million. As of December 31, 2000, we had used $9.4 million of the proceeds for the repayment of debt and $29.6 million for working capital.

ITEM 6.  SELECTED FINANCIAL DATA

     You should read the following selected financial information in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                      YEAR ENDED DECEMBER 31
                              -----------------------------------------------------------------------
                                  2000           1999           1998           1997          1996
                              ------------   ------------   ------------   ------------   -----------
Statement of Operations
  Data:
Revenues:
  Service fees..............  $ 13,311,370   $  6,378,175   $  2,866,048   $  1,218,858   $   594,243
  Implementation and other
    revenues................     2,332,940      2,067,360      1,460,056      1,635,686       536,266
                              ------------   ------------   ------------   ------------   -----------
         Total revenues.....    15,644,310      8,445,535      4,326,104      2,854,544     1,130,509
  Cost of revenues..........    13,170,656      9,081,269      6,289,462      5,128,584     1,864,991
                              ------------   ------------   ------------   ------------   -----------
                                 2,473,654       (635,734)    (1,963,358)    (2,274,040)     (734,482)
  General and
    administration..........     6,370,848      3,894,475      2,705,029      2,508,058     2,208,218
  Sales and marketing.......     8,972,094      5,266,044      3,377,728      3,257,725     2,249,405
  Systems and development...     6,246,174      3,998,936      2,444,615      2,682,261     1,469,272
                              ------------   ------------   ------------   ------------   -----------
         Total expenses.....    21,589,116     13,159,455      8,527,372      8,448,044     5,926,895
                              ------------   ------------   ------------   ------------   -----------
Loss from operations........   (19,115,462)   (13,795,189)   (10,490,730)   (10,722,084)   (6,661,377)
Other income (expense)......       501,680        (34,045)    (1,067,739)      (323,727)     (315,014)
                              ------------   ------------   ------------   ------------   -----------
Loss before extraordinary
  loss and change in
  accounting principle......   (18,613,782)   (13,829,234)   (11,558,469)   (11,045,811)   (6,976,391)
Extraordinary loss from
  extinguishment of debt
  (1).......................            --       (885,407)            --             --            --
Change in accounting
  principle (2).............      (216,818)            --             --             --            --
                              ------------   ------------   ------------   ------------   -----------
Net loss....................   (18,830,600)   (14,714,641)   (11,558,469)   (11,045,811)   (6,976,391)
Preferred stock accretion...            --     (2,236,716)    (3,779,169)    (1,998,665)           --
Beneficial return on
  preferred shares (3)......            --     (2,668,109)            --             --            --
                              ------------   ------------   ------------   ------------   -----------
Net loss available for
  common....................  $(18,830,600)  $(19,619,466)  $(15,337,638)  $(13,044,476)  $(6,976,391)
                              ============   ============   ============   ============   ===========
Net loss per share basic and
  diluted...................  $      (1.64)  $      (2.45)  $      (3.83)  $      (3.38)  $     (1.86)
                              ============   ============   ============   ============   ===========
Shares used in calculation
  of basic and diluted loss
  per share.................    11,487,192      8,010,331      4,009,713      3,858,366     3,742,648
Pro forma, assuming the
  change in accounting
  principle is accounted for
  retroactively: (4)
Net loss available for
  common....................  $(18,613,782)  $(19,482,536)  $(15,349,480)  $(13,387,634)  $(7,028,507)
                              ============   ============   ============   ============   ===========
Net loss per share basic and
  diluted...................  $      (1.62)  $      (2.43)  $      (3.83)  $      (3.47)  $     (1.88)
                              ============   ============   ============   ============   ===========

---------------
(1) On June 10, 1999, we used $9.4 million of the net proceeds from our initial public offering to pay off corporate debt, which payment resulted in a one time charge.

(2) In the fourth quarter of 2000, we adopted a change in accounting principle for implementation fees, retroactive to January 1, 2000, as newly pronounced by Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements, on a cumulative effect basis.

(3) We recorded a deemed beneficial return on the Series C preferred stock issued during the first three months of 1999, due to these shares being convertible into common stock at a discount from fair value at the date of issuance.

(4) Pro forma (as if) amounts, assuming retroactive application of SAB 101 for period of change and all prior periods presented.

                                                     YEAR ENDED DECEMBER 31
                              ---------------------------------------------------------------------
                                 2000          1999           1998           1997          1996
                              -----------   -----------   ------------   ------------   -----------
Balance Sheet Data:
Cash and equivalents........  $ 1,771,477   $ 1,588,187   $  3,471,620   $  1,855,161   $    41,142
Working capital.............   21,338,693    20,895,369        580,376       (144,592)   (1,399,022)
Total assets................   35,128,428    29,217,175      9,421,428      4,681,995     2,082,436
Notes payable, less current
  portion...................   20,000,000            --      8,525,467      1,199,225     4,555,808
Capital lease obligations,
  less current portion......      232,125       329,480        605,322        352,956            --
Put option liability........           --            --        362,700             --            --
Other non-current
  liabilities...............    1,193,404            --        193,400             --            --
Total liabilities...........   25,923,458     3,750,141     14,833,950      4,217,590     6,927,011
Redeemable convertible
  preferred stock...........           --            --     25,776,254     16,836,016       645,000
Series A convertible
  preferred stock...........           --            --          7,950          7,950         7,950
Stockholders' equity
  (deficit).................    9,204,970    25,467,034    (31,188,776)   (16,371,611)   (5,489,575)

SUPPLEMENTARY FINANCIAL INFORMATION

     The following is a summary of unaudited quarterly results of operations for the year ended December 31, 2000 and 1999.

                                                                 QUARTER ENDED
                                            --------------------------------------------------------
                                             MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                             2000 (1)      2000 (1)       2000 (1)        2000 (1)
                                            -----------   -----------   -------------   ------------
Total revenues............................  $ 2,998,836   $ 3,479,265    $ 4,203,813    $ 4,962,396
Gross profit..............................        3,651       323,202        850,135      1,296,666
Loss before extraordinary loss and
  cumulative effect of a change in
  accounting principle....................   (5,080,129)   (4,808,239)    (4,425,265)    (4,300,149)
                                            -----------   -----------    -----------    -----------
Net loss available to common shareholders
  (2).....................................  $(5,296,947)  $(4,808,239)   $(4,425,265)   $(4,300,149)
                                            ===========   ===========    ===========    ===========
Net loss per share for common
  shareholders............................  $     (0.48)  $     (0.42)   $     (0.38)   $     (0.37)

                                                                 QUARTER ENDED
                                            --------------------------------------------------------
                                             MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                               1999          1999           1999            1999
                                            -----------   -----------   -------------   ------------
Total revenues............................  $ 1,503,696   $ 1,979,581    $ 2,292,438    $ 2,669,820
Gross loss................................     (402,220)     (119,691)       (64,610)       (49,213)
Loss before extraordinary loss and
  cumulative effect of a change in
  accounting principle....................   (7,419,315)   (4,318,868)    (3,190,596)    (3,805,280)
                                            -----------   -----------    -----------    -----------
Net loss available to common
  shareholders............................  $(7,419,315)  $(5,204,275)   $(3,190,596)   $(3,805,280)
                                            ===========   ===========    ===========    ===========
Net loss per share for common
  shareholders............................  $     (1.81)  $     (0.86)   $     (0.29)   $     (0.35)

---------------
(1) During the quarter ended December 31, 2000, effective January 1, 2000, we adopted SAB 101 and changed our method of accounting for implementation fees for all contracts to recognize such fees over the contract term. We have restated the results of the first three quarters of 2000 filed in Form 10-Q for the cumulative effect of the change in accounting principle. The effect of the restatement was to increase net loss by $44,000 ($0.00 per share), $119,000 ($0.01 per share), $9,000 ($0.00 per share) for the first, second, and third quarters of 2000, respectively, and to increase fourth quarter net loss by $128,000 ($0.01 per share).

(2) The cumulative effect of the change in accounting principle of $217,000 ($0.02 per share) was reported as a cumulative effect of a change in accounting principle, retroactively to January 1, 2000. Prior period amounts have not been restated.

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

OVERVIEW

     We are a leading application service provider for Internet banking, bill payment and e-financial services to financial institutions. We provide our clients a cost-effective outsourced service, branded in their name, by seamlessly integrating Internet banking, electronic bill payment, and other e-financial services into a single-vendor, end-to-end solution. As part of our services, we provide customer support through our call center, marketing services, web site design, implementation and other services.

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

     Our current sources of revenue are from service fees, implementation and other revenues. We expect that our primary source of revenue growth will come from service fees as a result of continued growth of retail customers.

     - Service fees. Our primary source of revenues is derived from recurring monthly fees by providing services which include banking and bill payment, customer service, consumer marketing, information reporting, and administrative services, to financial institution clients, typically based on the number of enrolled retail customers. These services are priced on a monthly per retail customer basis, and in some cases, on a transaction basis. We recognize these revenues from services as provided.

     - Implementation and other revenues. We generate revenue from implementation of our fully integrated services to our financial institution clients. Implementation fees are paid on a one-time basis at signing. We previously recognized nonrefundable implementation fees as revenue under the percentage of completion method as certain milestone output measures were completed. During the year ended December 31, 2000, effective January 1, 2000, we adopted SEC Staff Accounting Bulletin No. 101--Revenue Recognition in Financial Statements ("SAB 101") and changed our method of accounting for nonrefundable implementation fees for all contracts to recognize such fees over the contract term as the services are provided, which typically range from one to five years. We also derive revenue from sales of related enabling products and software at fixed prices, including our PC software and customer service software. These have not been a significant source of revenue and continue to decline as retail customers migrate to the web service. Effective January 1, 2001, we discontinued support of our proprietary PC software.

     Historically, the majority of our resources have been directed to creating our proprietary system. Our proprietary system enables us to provide a broad range of services to our financial institution clients including online banking, bill paying, and access to complementary financial services supported by our customer call center, marketing services and other support services. While investment to date has been significant, we believe the infrastructure we have built will enable us to support our anticipated growth over the next several years with only nominal incremental cost for additional retail customers.

FINANCIAL CONDITION

     Since our founding, we have incurred high costs to create our infrastructure, while generating low revenues. As a result we have historically experienced large operating losses and negative cash flow. At December 31, 2000 we had accumulated deficits of $75.5 million, cash and investments of $21.5 million and net property and equipment of $6.5 million. We have funded our operations primarily through the issuance of equity and debt securities. Ongoing working capital requirements will primarily consist of personnel costs related to enhancing and maintaining our system. We expect to continue to incur losses in the near future.

     Cash and investments in available for sale securities were $21.5 million as of December 31, 1999 and 2000. Proceeds from our initial public offering on June 4, 1999, net of offering costs from the offering, totaled approximately $39 million. As of December 31, 2000, we had used $9.4 million of the proceeds for the repayment of debt and $29.6 million for working capital. As of December 31, 2000, notes payable increased to $20.0 million as a result of the issuance of 8% convertible subordinated notes on September 28, 2000. Net of debt issuance costs, we received proceeds of $18.7 million which is held in cash and investments. Interest payment dates are April 1 and October 1, commencing April 1, 2001.

     Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

RESULTS OF OPERATIONS

     The following table presents certain items derived from our statements of operations expressed as a percentage of revenue.

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                               2000         1999         1998
                                                              ------       ------       ------
Statement of Operations Data:
Revenues:
  Service fees..............................................    85.1%        75.5%        66.3%
  Implementation and other revenues.........................    14.9         24.5         33.7
          Total revenues....................................   100.0        100.0        100.0
Expenses:
  Cost of revenues..........................................    84.2        107.5        145.4
Gross margin (loss).........................................    15.8         (7.5)       (45.4)
  General and administrative................................    40.7         46.1         62.5
  Sales and marketing.......................................    57.4         62.4         78.1
  Systems and development...................................    39.9         47.3         56.5
          Total expenses....................................   138.0        155.8        197.1
Loss from operations........................................  (122.2)      (163.3)      (242.5)
Total other income (expense)................................     3.2         (0.4)       (24.7)
Extraordinary loss from the extinguishment of debt..........      --        (10.5)          --
Cumulative effect of change in accounting principle.........    (1.4)          --           --
Net loss....................................................  (120.4)%     (174.2)%     (267.2)%

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Revenues. We derive revenues from service fees, implementation and other revenues. Revenues increased $7.2 million, or 85.2%, to $15.6 million for the twelve months ended December 31, 2000 as compared to $8.4 million for the same period in 1999. This increase was primarily attributable to a 108.7% increase in service fees which were largely recurring and driven by an increase of 160.7% in the number of retail customers and an increase of 155.5% in the number of transactions offset by lower service fees per user measured at December 31, 2000 and December 31, 1999. Additionally, implementation and other revenues increased 12.8% to $2.3 million as a result of increases in the number of financial institutions with whom we have contracted and enabled on our services. We signed and enabled 169 financial institutions for the twelve months ended December 31, 2000, increasing the total number of financial institutions under contract to 508 as of December 31, 2000.

     Cost of Revenues. Cost of revenues primarily includes telecommunications, payment processing, systems operations, customer service, implementation and related products. Cost of revenues increased $4.1 million, or 45%, to $13.2 million for the twelve months ended December 31, 2000 as compared to $9.1 million for the same period in 1999. This increase was primarily attributable to a $2.0 million increase in customer service costs and a $1.8 million increase in bill payment processing costs. These increases resulted from the increased number of retail customers, increased number of transactions and an increase in staff to support the growth of our operations.

     Gross Profit. Gross profit increased from a gross loss of $0.6 million to a gross profit of $2.5 million for the twelve months ended December 31, 1999 and 2000, respectively. Gross margin improved from a loss of 7.5% to a positive margin of 15.8% primarily due to increased service fees and implementation revenue leveraged over our relatively fixed cost of revenue. Gross margin for service fees improved as a result of increased end user growth without a corresponding incremental increase in costs.

     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial control personnel and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $2.5 million, or 63.6%, to $6.4 million in 2000 as compared to $3.9 million in 1999. The increase in general and administrative expenses is attributable to the increase in staffing for finance and accounting, required after our company went public in June 1999 and increased rent and depreciation expenses associated with the expansion of the corporate facilities.

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. We have 37 marketing partners who act as resellers of our services. We have no obligation to these marketing partners other than to provide services sold to financial institutions by the marketing partners and to pay commissions to them on the sales. The marketing partners have no obligations to us other than to re-sell our services. We do not expect to incur materially less sales commissions when financial institutions sign with our marketing partners versus when financial institutions sign through our own sales force. Sales and marketing expenses increased $3.7 million, or 70.4%, to $9.0 million in 2000 as compared to $5.3 million in 1999. The principal reasons for the escalation in sales and marketing expenses were increased personnel costs, increased consumer marketing expenditures, increases in commissions as a result of higher revenue levels, and increases in related travel costs. The increase in consumer marketing expenses is attributable to promoting the adoption of our services by the retail customers of the growing number of launched financial institution clients.

     Systems and Development. Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the research and development of new services and products, and new technology to enhance existing products. Systems and development expenses increased $2.2 million, or 56.2%, to $6.2 million in 2000 as compared to $4.0 million in 1999. This was primarily attributable to costs associated with a technical staff expansion and the use of third party consultants to support the enhancement of our system. The costs of third party consultants are generally higher than the cost of internal resources. Headcount in the systems and development groups increased 45% from December 31, 1999 to December 31, 2000.

     Other Income and Expense. Interest income increased $95,000, or 9.6%, to $1.1 million in 2000 as compared to $990,000 in 1999. The increase was due to the higher average cash and investment balances for the twelve months ended December 31, 2000. We expect less interest income in 2001 as a result of lower cash and investment balances. Interest and other expense decreased $441,000, or 43.1%, to $583,000 in 2000 as compared to $1.0 million in 1999 as the result of the higher interest rates on debts extinguished in June 1999. Going forward, we will incur higher interest expenses as a result of the issuance of 8% convertible subordinated notes on September 28, 2000.

     Loss Per Share. For the twelve months ended December 31, 2000 and 1999 the basic and diluted loss per share were $(1.64) and $(2.45), respectively, as a result of the various factors noted above.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Revenues. Revenues increased $4.1 million, or 95.2%, to $8.4 million in 1999 as compared to $4.3 million in 1998. This increase was attributable to service fees increasing 122.5% to $6.4 million due to a 273.7% increase in the number of retail customers. Additionally, implementation and other revenues increased 41.6% to $2.1 million as a result of clients launched onto our system.

     Cost of Revenues. Cost of revenues increased $2.8 million, or 44.4%, to $9.1 million in 1999 as compared to $6.3 million in 1998. This increase was primarily attributable to a $1.5 million increase in customer service costs and a $800,000 increase in billpaying processing costs. These increases resulted from the increased number of retail customers and an increase in staff to support the growth of our operations.

     Gross Loss. Gross loss decreased from $2.0 million to $0.6 million for the twelve months ended December 31, 1998 and 1999, respectively. Gross loss improved from 45.4% to 7.5% primarily due to increased service fees and implementation revenue leveraged over our relatively fixed cost of revenue. Service fees increased as a result of increased end user growth without a corresponding incremental increase in costs.

     General and Administrative. General and administrative expenses increased $1.2 million, or 44.0%, to $3.9 million in 1999 as compared to $2.7 million in 1998. The increase in general and administrative expenses is attributable to increased headcount and increased rent and depreciation expenses associated with the expansion of the corporate facilities. General and administrative headcount increased 33% from December 31, 1998 to December 31, 1999.

     Sales and Marketing. Sales and marketing expenses increased $1.9 million, or 55.9%, to $5.3 million in 1999 as compared to $3.4 million in 1998. The principal reasons for the increase in sales and marketing expenses were increased headcount, increased consumer marketing expenditures, increases in commissions as a result of higher revenue levels, and increases in related travel costs. The increase in consumer marketing expenditures is attributable to promoting the adoption of our services by the retail customers of the growing number of launched financial institution clients.

     Systems and Development. Systems and development expenses increased $1.6 million, or 63.6%, to $4.0 million in 1999 as compared to $2.4 million in 1998. This was primarily attributable to costs associated with a technical staff expansion and the use of third party consultants to support the enhancement of our system. The costs of third party consultants are generally higher than the cost of internal resources. Headcount in the systems and development groups increased 18% from December 31, 1998 to December 31, 1999.

     Other Income and Expense. Interest income increased $0.9 million, or 949.2%, to $990,000 in 1999 as compared to $94,000 in 1998. The increase was due to the investment of the initial public offering proceeds in available for sale securities over the second half of the fiscal year. Additionally interest expense decreased $188,000, or 16.4%, to $959,000 in 1999 as compared to $1.1 million in 1998 as the result of the extinguishment of $9.4 million of corporate debt on June 10, 1999. We recognized an extraordinary loss of $885,000 on the early extinguishment of the $9.4 million of corporate debt related to unamortized debt discounts and loan fees.

     Loss Per Share. For the year ended December 31, 1999 and 1998 the basic and diluted loss per share were $(2.45) and $(3.83), respectively, as a result of the various factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have primarily financed our operations through private placements of our common and preferred stock and the issuance of debts. We have also entered into various capital lease financing agreements. In June 1999, we closed our initial public offering of 3.1 million shares of common stock at an initial public offering price of $14.00 per share. Net of underwriting commissions, we received cash proceeds of approximately $40 million in cash, which was reduced further by an additional $1 million of other related offering costs. As of December 31, 2000, we had used $9.4 million of the proceeds for the repayment of debt and $29.6 million for working capital. On September 28, 2000, we issued convertible subordinated notes in the amount of $20 million. Net of debt issuance costs, we received proceeds of $18.7 million which is held in cash and investments. At December 31, 2000, we had $1.8 million in cash and cash equivalents and $19.7 million in investments in available for sale securities.

     Net cash used in operating activities was $16.7 million for the year ended December 31, 2000 as compared to $14.2 million in the year ended December 31, 1999. Cash used in operating activities in the year ended December 31, 2000 and 1999 resulted primarily from net loss of $18.8 million and $14.7 million, respectively.

     Net cash used in investing activities for the year ended December 31, 2000 was $3.0 million, of which $3.5 million was used to purchase fixed assets and approximately $500,000 was provided from the sale of available for sale securities net of the purchase. For the same period ended December 31, 1999, net cash used in investing activities was $22.4 million, of which $2.0 was used for capital expenditures and approximately $20.3 million was used to purchase available for sale securities net of the sale.

     Net cash provided by financing activities was $19.8 million in the year ended December 31, 2000 as compared to $34.6 million in the year ended December 31, 1999. Cash provided by financing activities for the year ended December 31, 2000 resulted primarily from the net proceeds of $18.7 million from the issuance of convertible subordinated notes in September 2000 and $1.7 million from the issuance of common stock attributable to the exercise of stock options, warrants and employee stock purchase plan. For the year ended December 31, 1999, cash provided by financing activities was primarily the result of the net proceeds of $39.0 million from the initial public offering and $5.3 million from the issuance of Series C redeemable convertible preferred stock net of the repayment of long-term debt in the amount of $9.7 million.

     We currently believe that cash on hand and investments will be sufficient to fund continuing operations through 2001. However, there can be no assurance that additional capital beyond the amounts currently forecasted by Online Resources will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We invest primarily in marketable government, corporate, and mortgage-backed debt securities. We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. We have classified all of our investments as available-for-sale financial instruments. The following table provides information about our available-for-sale investments that are sensitive to changes in interest rates.

                                                                     DECEMBER 31, 2000
                                                      -----------------------------------------------
                                                      BOOK VALUE       FAIR VALUE       INTEREST RATE
                                                      -----------   -----------------   -------------
U.S. government treasury obligations................  $ 3,198,284      $ 3,201,153          5.85%
Commercial bonds....................................   16,434,095       16,487,301          6.23%
                                                      -----------      -----------
          Total investments.........................  $19,632,379      $19,688,454
                                                      ===========      ===========

     The long-term debts on December 31, 2000 are comprised of convertible subordinated notes with an 8% interest rate and capital lease obligations with interest rates ranging from 9% to 13%. The cost of the convertible subordinated notes is approximately fair market value at December 31, 2000. A fluctuation of 100 basis points in the prime rate would not have a material adverse effect on us.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........   27
Balance Sheets..............................................   28
Statements of Operations....................................   29
Statements of Stockholders' Equity..........................   30
Statements of Cash Flows....................................   31
Notes to Financial Statements...............................   32

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders and Board of Directors
Online Resources Corporation

     We have audited the accompanying balance sheets of Online Resources Corporation as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Resources Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 3 to the financial statements, in 2000 the Company changed its method of revenue recognition for implementation revenue.

                                          /s/ ERNST & YOUNG, LLP

McLean, Virginia
February 14, 2001

                          ONLINE RESOURCES CORPORATION
                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 1,771,477   $ 1,588,187
  Investments...............................................   19,688,454    19,905,929
  Accounts receivable (net of allowance of $117,000 and
     $152,000 at December 31, 2000 and 1999,
     respectively)..........................................    3,026,010     1,875,707
  Deferred implementation costs.............................      809,901            --
  Prepaid expenses and other current assets.................      540,780       946,207
                                                              -----------   -----------
          Total current assets..............................   25,836,622    24,316,030
Property and equipment, net.................................    6,524,904     4,616,672
Deferred implementation costs, less current portion.........      712,828            --
Debt issuance costs.........................................    1,750,096            --
Other assets................................................      303,978       284,473
                                                              -----------   -----------
          Total assets......................................  $35,128,428   $29,217,175
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   858,980   $   812,082
  Accrued expenses and other current liabilities............    1,309,211       565,384
  Accrued compensation expenses.............................      947,136       916,193
  Deferred revenues.........................................    1,103,964       417,926
  Current portion of capital lease obligation...............      278,638       709,076
                                                              -----------   -----------
          Total current liabilities.........................    4,497,929     3,420,661
  Capital lease obligation, less current maturities.........      232,125       329,480
  Deferred revenues, less current portion...................    1,193,404            --
  Notes payable.............................................   20,000,000            --
                                                              -----------   -----------
          Total Liabilities.................................   25,923,458     3,750,141

Commitments
  Series B redeemable convertible preferred stock; 100,000
     shares designated, non issued at December 31, 2000 and
     1999...................................................           --            --
  Series C redeemable convertible preferred stock, 287,000
     shares designated, non issued at December 31, 2000 and
     1999...................................................           --            --

Stockholders' equity
  Series A convertible preferred stock, $.01 par value;
     1,000,000 shares authorized, non issued at December 31,
     2000 and 1999..........................................           --            --
  Common stock, $.0001 par value; 35,000,000 shares
     authorized, 11,616,649 and 11,050,456 issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................        1,162         1,105
  Additional paid-in capital................................   85,238,538    83,035,825
  Accumulated deficit.......................................  (75,482,307)  (56,651,707)
  Deferred stock compensation...............................     (185,894)     (267,949)
  Accumulated other comprehensive income....................       56,075            --
  Receivable from the sale of common stock..................     (422,604)     (650,240)
                                                              -----------   -----------
          Total stockholders' equity........................    9,204,970    25,467,034
                                                              -----------   -----------
          Total liabilities and stockholders' equity........  $35,128,428   $29,217,175
                                                              ===========   ===========

See notes to financial statements.

                          ONLINE RESOURCES CORPORATION

                            STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2000           1999           1998
                                                     ------------   ------------   ------------
Revenues:
  Service fees.....................................  $ 13,311,370   $  6,378,175   $  2,866,048
  Implementation and other revenues................     2,332,940      2,067,360      1,460,056
                                                     ------------   ------------   ------------
          Total revenues...........................    15,644,310      8,445,535      4,326,104
Costs and expenses:
  Service costs....................................    11,989,766      7,715,149      5,384,320
  Implementation and other costs...................     1,180,890      1,366,120        905,142
                                                     ------------   ------------   ------------
       Costs of revenues...........................    13,170,656      9,081,269      6,289,462
                                                     ------------   ------------   ------------
       Gross profit (loss).........................     2,473,654       (635,734)    (1,963,358)
  General and administrative.......................     6,370,848      3,894,475      2,705,029
  Selling and marketing............................     8,972,094      5,266,044      3,377,728
  Systems and development..........................     6,246,174      3,998,936      2,444,615
                                                     ------------   ------------   ------------
          Total expenses...........................    21,589,116     13,159,455      8,527,372
Loss from operations...............................   (19,115,462)   (13,795,189)   (10,490,730)
Other income (expense):
  Interest income..................................     1,084,196        989,520         94,312
  Interest expense.................................      (487,480)      (958,852)    (1,146,614)
  Other............................................       (95,036)       (64,713)       (15,437)
                                                     ------------   ------------   ------------
          Total other income (expense).............       501,680        (34,045)    (1,067,739)
Loss before extraordinary loss and cumulative
  effect of change in accounting principle.........   (18,613,782)   (13,829,234)   (11,558,469)
Extraordinary loss from the extinguishment of
  debt.............................................            --       (885,407)            --
                                                     ------------   ------------   ------------
Loss before cumulative effect of change in
  accounting principle.............................   (18,613,782)   (14,714,641)   (11,558,469)
Cumulative effect of change in accounting
  principle........................................      (216,818)            --             --
                                                     ------------   ------------   ------------
Net loss...........................................   (18,830,600)   (14,714,641)   (11,558,469)
Preferred stock accretion..........................            --     (2,236,716)    (3,779,169)
Beneficial return on preferred shares..............            --     (2,668,109)            --
                                                     ------------   ------------   ------------
Net loss available to common shareholders..........  $(18,830,600)  $(19,619,466)  $(15,337,638)
                                                     ============   ============   ============
Loss per share:
  Net loss per share from continuing operations
     (including accretion and beneficial return on
     preferred shares).............................  $      (1.62)  $      (2.34)  $      (3.83)
  Net loss per share -- extraordinary loss.........            --          (0.11)            --
  Net loss per share -- change in accounting
     principle.....................................         (0.02)            --             --
  Net loss per share attributable to common
     shareholders..................................  $      (1.64)  $      (2.45)  $      (3.83)
Pro forma amounts assuming the accounting change is
  applied retroactively:
  Net loss available to common shareholders........  $(18,613,782)  $(19,482,536)  $(15,349,480)
  Net loss per share attributable to common
     shareholders..................................  $      (1.62)  $      (2.43)  $      (3.83)
Shares used in calculation of loss per share:
  Basic and diluted................................    11,487,192      8,010,331      4,009,713

See notes to financial statements.

                          ONLINE RESOURCES CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                           SERIES A
                                       PREFERRED STOCK        COMMON STOCK       ADDITIONAL                     DEFERRED
                                      ------------------   -------------------     PAID-IN     ACCUMULATED       STOCK
                                       SHARES    AMOUNT      SHARES     AMOUNT     CAPITAL       DEFICIT      COMPENSATION
                                      --------   -------   ----------   ------   -----------   ------------   ------------
Balance at December 31, 1997........   795,000   $7,950     3,891,656   $ 389    $14,218,145  $(30,378,597)   $       --
 Net loss...........................        --       --            --      --             --   (11,558,469)           --
 Issuance of common stock...........        --       --           694      --          5,400            --            --
 Exercise of common stock options...        --       --       208,587      20        674,041            --            --
 Purchase of treasury stock.........        --       --       (64,392)     (6)      (517,997)           --            --
 Issuance of common stock options...        --       --            --      --        333,890            --            --
 Conversion of Series C preferred
   stock to common stock............        --       --        17,108       2        143,998            --            --
 Series B preferred stock
   accretion........................        --       --            --      --        (10,523)           --            --
 Series C preferred stock
   accretion........................        --       --            --      --     (3,768,646)           --            --
                                      --------   -------   ----------   ------   -----------   ------------    ---------
Balance at December 31, 1998........   795,000    7,950     4,053,653     405     11,078,308   (41,937,066)           --
 Net loss...........................        --       --            --      --             --   (14,714,641)           --
 Issuance of common stock...........        --       --     3,100,072     310     38,645,647            --            --
 Conversion of preferred stock......  (795,000)  (7,950)    3,571,559     357     35,751,430            --            --
 Exercise of common stock options...        --       --       296,382      29      1,324,995            --            --
 Exercise of common stock
   warrants.........................        --       --        36,066       4        165,191            --            --
 Issuance of common stock options...        --       --            --      --        448,661            --      (448,661)
 Issuance of common stock
   warrants.........................        --       --            --      --          3,191            --            --
 Amortization of deferred stock
   compensation.....................        --       --            --      --             --            --       180,712
 Extinguishment of put option.......        --       --            --      --        584,477            --            --
 Purchase of treasury stock.........        --       --        (7,276)     --        (61,250)           --            --
 Repayment of stock subscription....        --       --            --      --             --            --            --
 Beneficial return on preferred
   shares...........................        --       --            --      --     (2,668,109)           --            --
 Series B preferred stock
   accretion........................        --       --            --      --         (4,689)           --            --
 Series C preferred stock
   accretion........................        --       --            --      --     (2,232,027)           --            --
                                      --------   -------   ----------   ------   -----------   ------------    ---------
Balance at December 31, 1999........        --       --    11,050,456   1,105     83,035,825   (56,651,707)     (267,949)
 Comprehensive income (loss)
 Net loss...........................        --       --            --      --             --   (18,830,600)           --
 Unrealized gain on available for
   sale securities..................        --       --            --      --             --            --            --
 Comprehensive loss.................
 Exercise of common stock options...        --       --       169,200      17        879,992            --            --
 Exercise of common stock
   warrants.........................        --       --       389,378      39        594,501            --            --
 Issuance of common stock
   warrants.........................        --       --            --      --        589,900            --            --
 Issuance of common stock options...        --       --            --      --         11,732            --            --
 Issuance of common stock...........        --       --         7,615       1         41,667            --            --
 Amortization of deferred stock
   compensation.....................        --       --            --      --         84,921            --        82,055
 Repayment of stock subscription....        --       --            --      --             --            --            --
                                      --------   -------   ----------   ------   -----------   ------------    ---------
Balance at December 31, 2000........        --   $   --    11,616,649   $1,162   $85,238,538   $(75,482,307)   $(185,894)
                                      ========   =======   ==========   ======   ===========   ============    =========

                                       ACCUMULATED      EMPLOYEE
                                          OTHER          STOCK           TOTAL
                                      COMPREHENSIVE   SUBSCRIPTION   STOCKHOLDERS'
                                         INCOME        RECEIVABLE       EQUITY
                                      -------------   ------------   -------------
Balance at December 31, 1997........     $    --       $(219,498)    $(16,371,611)
 Net loss...........................          --              --      (11,558,469)
 Issuance of common stock...........          --              --            5,400
 Exercise of common stock options...          --        (118,875)         555,186
 Purchase of treasury stock.........          --              --         (518,003)
 Issuance of common stock options...          --              --          333,890
 Conversion of Series C preferred
   stock to common stock............          --              --          144,000
 Series B preferred stock
   accretion........................          --              --          (10,523)
 Series C preferred stock
   accretion........................          --              --       (3,768,646)
                                         -------       ---------     ------------
Balance at December 31, 1998........          --        (338,373)     (31,188,776)
 Net loss...........................          --              --      (14,714,641)
 Issuance of common stock...........          --              --       38,645,957
 Conversion of preferred stock......          --              --       35,743,837
 Exercise of common stock options...          --        (321,250)       1,003,774
 Exercise of common stock
   warrants.........................          --              --          165,195
 Issuance of common stock options...          --              --               --
 Issuance of common stock
   warrants.........................          --              --            3,191
 Amortization of deferred stock
   compensation.....................          --              --          180,712
 Extinguishment of put option.......          --              --          584,477
 Purchase of treasury stock.........          --              --          (61,250)
 Repayment of stock subscription....          --           9,383            9,383
 Beneficial return on preferred
   shares...........................          --              --       (2,668,109)
 Series B preferred stock
   accretion........................          --              --           (4,689)
 Series C preferred stock
   accretion........................          --              --       (2,232,027)
                                         -------       ---------     ------------
Balance at December 31, 1999........          --        (650,240)      25,467,034
 Comprehensive income (loss)
 Net loss...........................          --              --      (18,830,600)
 Unrealized gain on available for
   sale securities..................      56,075              --           56,075
                                                                     ------------
 Comprehensive loss.................                                  (18,774,525)
 Exercise of common stock options...          --         (87,000)         793,009
 Exercise of common stock
   warrants.........................          --              --          594,540
 Issuance of common stock
   warrants.........................          --              --          589,900
 Issuance of common stock options...          --              --           11,732
 Issuance of common stock...........          --              --           41,668
 Amortization of deferred stock
   compensation.....................          --              --          166,976
 Repayment of stock subscription....          --         314,636          314,636
                                         -------       ---------     ------------
Balance at December 31, 2000........     $56,075       $(422,604)    $  9,204,970
                                         =======       =========     ============

See notes to financial statements.

                          ONLINE RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        2000           1999            1998
                                                    ------------   -------------   ------------
OPERATING ACTIVITIES
Net loss..........................................  $(18,830,600)  $ (14,714,641)  $(11,558,469)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation.................................     1,736,261       1,095,228        813,988
     Amortization.................................        95,036         199,488        166,009
     Compensation expense related to issuance of
       common stock options.......................       166,976         180,712        333,890
     Stock compensation...........................        11,732              --             --
     Cumulative effect of change in accounting
       principle..................................       216,818              --             --
     Provision for losses on accounts
       receivable.................................       (34,125)        100,000        (28,118)
     Realized/unrealized gain on investments......       (23,251)             --             --
     Amortization of bond discount................      (230,273)             --             --
     Extraordinary loss on debt extinguishment....            --         885,407             --
     Changes in assets and liabilities:
       Accounts receivable........................    (1,116,178)     (1,042,122)      (389,411)
       Prepaid expenses and other current
          assets..................................       405,427        (474,960)      (322,294)
       Escrow deposit.............................            --         400,985       (400,985)
       Deferred implementation costs..............      (368,592)             --             --
       Other assets...............................       (19,505)        104,114       (352,009)
       Accounts payable...........................        46,898        (895,593)       718,273
       Accrued expenses...........................       774,770         246,854        339,687
       Deferred revenues..........................       508,487        (260,191)       295,917
                                                    ------------   -------------   ------------
Net cash used in operating activities.............   (16,660,119)    (14,174,719)   (10,383,522)
INVESTING ACTIVITIES
Purchase of property and equipment................    (3,488,731)     (2,004,993)      (559,787)
Purchases of available for sale securities........   (46,216,917)   (195,468,564)            --
Sales of available for sale securities............    46,743,991     175,119,313             --
                                                    ------------   -------------   ------------
Net cash used in investing activities.............    (2,961,657)    (22,354,244)      (559,787)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock........     1,429,217      39,753,676         43,065
Net proceeds from repayment of stock
  subscription....................................       314,636           9,383             --
Net proceeds from issuance of Series C Preferred
  Stock...........................................            --       5,349,000      4,589,791
Net proceeds from issuance of long-term debt......    18,744,768              --      8,434,000
Proceeds from issuance of long-term debt to
  related parties.................................            --              --        450,000
Repayment of capital lease obligations............      (683,555)       (722,239)      (568,026)
Repayment of long-term debt.......................            --      (9,744,290)      (189,710)
Repayment of long-term debt to related parties....            --              --       (200,000)
                                                    ------------   -------------   ------------
Net cash provided by financing activities.........    19,805,066      34,645,530     12,559,120
                                                    ------------   -------------   ------------
Net increase (decrease) in cash and cash
  equivalents.....................................       183,290      (1,883,433)     1,615,811
Cash and cash equivalents at beginning of
  period..........................................     1,588,187       3,471,620      1,855,809
                                                    ------------   -------------   ------------
Cash and cash equivalents at end of period........  $  1,771,477   $   1,588,187   $  3,471,620
                                                    ============   =============   ============
SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH
  FLOWS:
       Cash paid for interest.....................  $     84,000   $   1,016,000   $    953,000
       Issuance of warrants.......................       589,900              --             --
       Issuance of stock subscriptions
          receivable..............................        87,000         321,250        118,875
       Unrealized gain on investment..............        56,075              --             --

See notes to financial statements.

                          ONLINE RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

     Online Resources Corporation (the "Company") is a leading application service provider for Internet banking, bill payment and other e-financial services to financial institutions. The Company offers its clients a cost-effective outsourced service, branded in their name, by seamlessly integrating Internet banking, electronic bill payment, and other e-financial services into a single-vendor, end-to-end solution. As part of its services, the Company provides customer support through its call center, marketing services, web site design, implementation and other services. The Company operates in one business segment.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash held for bill payments in process is immediately disbursed on behalf of users and no net cash balance is reflected on the Company's financial statements.

REVENUE RECOGNITION

     The Company generates revenues from service fees, implementation fees, and other revenues. Revenues from service fees include account access fees, transaction fees, customer service, new user setup, communications and other services. Implementation and other revenues are generated from the linking of the Company's financial institution client's to the Company's Quotien(TM) e-financial suite through various networks and the Company's gateways and the sale of software used to access the e-financial suite. Service fees are recognized over the term of the contract as the services are provided. During the year ended December 31, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements ("SAB 101"), effective January 1, 2000, see note 3 for further discussion.

SYSTEMS AND DEVELOPMENT

     Systems and development costs are charged to expense as incurred.

PROPERTY AND EQUIPMENT

     Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. Equipment recorded under capital leases is amortized over the shorter of the estimated useful life of the asset or the lease term.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 2000, the carrying value of the following financial instruments: cash and cash equivalents, investments in available for sale securities, accounts receivable, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short term nature. The carrying value of capital lease obligations and notes payable approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

EARNINGS (LOSS) PER SHARE

     Net loss per share is computed by dividing the net loss applicable to common shareholders for the period by the weighted average number of common shares outstanding. Shares associated with stock options, warrants and convertible securities are not included to the extent they are anti-dilutive.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. The Company incurred $385,400, $204,800 and $23,900 in advertising costs for the year ended December 31, 2000, 1999 and 1998, respectively.

STOCK BASED COMPENSATION

     The Company has elected to continue to apply APB Opinion 25, Accounting for Stock Issued to Employees, in accounting for its stock option incentive plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant.

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

MAJOR CUSTOMER

     One of the Company's financial institution clients, California Federal Bank, accounted for approximately $2.2 and $1.2 million of the Company's revenue, 14% of the total revenue, for the year ended December 31, 2000 and 1999, respectively. Another financial institution client of the Company, Riggs National Bank, accounted for approximately $467,000 of the Company's revenue, 11% of the total revenue, for the year ended December 31, 1998.

RECLASSIFICATION

     Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. The Company does not invest in financial instruments of a hedging or derivative nature. FAS 133 will not have a significant effect on the earnings or the financial position of the Company upon adoption.

3.  CHANGE IN REVENUE RECOGNITION FOR IMPLEMENTATION REVENUE

     The Company previously recognized nonrefundable implementation fees as revenue under the percentage of completion method as certain milestone output measures were completed. During the year ended December 31, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements ("SAB 101"), effective January 1, 2000, and changed its method of accounting for nonrefundable implementation fees for all contracts to recognize such fees and the related incremental direct costs of implementation activities over the contract term as the services are provided, which typically range from one to five years (generally three years). The Company believes the change in accounting principle is preferable based on guidance provided in SAB 101. The cumulative effect of the accounting change as of January 1, 2000 was $217,000 ($1,371,000 of revenue less direct incremental costs of $1,154,000) and is recognized in the 2000 statement of operations. The effect of the accounting change on the year ended December 31, 2000 was to increase the net loss before the cumulative effect of the accounting change by $301,000. Prior years have not been restated. Due to the adoption of SAB 101, $1,371,000 of revenue that was previously recognized under the Company's prior revenue recognition policy will be recognized under the Company's revised revenue recognition policy through periods up to 2004 because some contract periods extend through 2004. During the year ended December 31, 2000, the Company recognized revenue of $512,000 and related direct incremental costs that were included in the cumulative effect adjustment at January 1, 2000. The pro forma amounts included in the statement of operations have been adjusted to reflect the retroactive application of SAB 101 in the prior period.

4.  INVESTMENTS

     The Company classifies its investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets. Any unrealized gains or losses, net of taxes, are reported as a separate component of stockholders' equity. Realized gains and losses and declines in market value judged to be other than temporary are included in investment income. Interest and dividends are included in investment income. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the average cost method. As of December 31, 2000 and 1999, the unrealized gains on investments were $56,075 and $0, respectively. The contractual maturities on the investments are generally greater than twelve months.

     The following is a summary of the estimated fair value of available-for-sale securities:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2000          1999
                                                             -----------   -----------
US Government Treasury Obligations.........................  $ 3,201,153   $ 8,343,786
Commercial Bonds...........................................   16,487,301    11,562,143
                                                             -----------   -----------
                                                             $19,688,454   $19,905,929
                                                             ===========   ===========

5.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Central processing systems and terminals....................  $6,767,377   $3,288,897
Office furniture and equipment..............................   1,154,361    1,145,575
Central processing systems and terminals under capital
  leases....................................................   1,746,714    1,737,242
Office furniture and equipment under capital leases.........     928,446      803,156
Leasehold improvements......................................   1,063,324    1,040,859
                                                              ----------   ----------
                                                              11,660,222    8,015,729
Less accumulated depreciation...............................   3,693,235    2,437,235
Less accumulated depreciation under capital leases..........   1,442,083      961,822
                                                              ----------   ----------
                                                              $6,524,904   $4,616,672
                                                              ==========   ==========

6.  LONG TERM DEBT AND NOTES PAYABLE

     In June 1997, the Company entered into a $2,000,000 four year note secured by inventory and equipment (the "Equipment Note"). The Equipment Note called for interest at 9% per annum with interest only to be paid in the first twelve months and with principal and interest starting in month thirteen. The Company drew $1,500,000 of proceeds under the agreement in June 1997 and $434,000 in April 1998. In connection with this note, the Company issued warrants to purchase 10,500 shares of Series C Preferred Stock at $100.00 per share (Note
10). The Company allocated $325,000 of the Equipment Note proceeds to the fair value of the warrants issued using the Black-Scholes method and recorded a corresponding debt discount that was amortized using the effective interest method over the term of the debt. The discount to the debt resulted in an effective interest rate of 14%, which is consistent with debt instruments having similar risks had no warrants been attached. During the years ended December 31, 1999 and 1998, the Company recognized additional interest expense of $41,000 and $82,000, respectively, related to this allocation. The Company repaid the entire outstanding balance of this note in June 1999. Accordingly, the Company recorded an extraordinary loss of $287,000 from the extinguishment of debt related to the unamortized discounts and loan fees.

     In March 1998, the Company issued $250,000 of promissory notes to certain stockholders, which bear interest at 8% per annum. The principal and accrued interest was converted into 2,653 shares of Series C Preferred Stock in December 1998.

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

     The stock purchase warrants were subject to a put option whereby Sirrom can sell the warrants to the Company in the 30-day period prior to the warrants expiration date. The put option is terminated in the event of an initial public offering. The put option price was equal to the fair market value of the common stock issuable under the warrants less the exercise price of $8.42 per share. The Company allocated $584,477 of the proceeds to the fair value of the 165,736 warrants issued using the Black-Scholes method. The discount to the debt resulted in an effective interest rate of 14%, which is consistent with debt instruments having similar risks had no warrants been attached. The allocation of value to the warrants resulted in a corresponding debt discount and put option liability. The $584,477 debt discount was being amortized to interest expense using the effective interest method over the term of the loan. During the years ended December 31, 1999 and 1998, the Company recognized additional interest expense of approximately $49,000 and $52,000 related to this allocation, respectively.

     In June 1999, the Company repaid the entire $8,000,000 face amount of the Sirrom Loan. Accordingly, the Company recognized an extraordinary loss on the extinguishment of debt of $598,000 related to the unamortized debt discount and loan fees.

     On September 28, 2000, the Company completed the private placement of $20 million in convertible subordinated notes (the "2000 Convertible Notes") to a group of accredited investors. The Company received proceeds of $18.7 million net of debt issuance costs of $1.3 million including commission of $917,200. The proceeds will be used for working capital. The 2000 Convertible Notes mature on September 30, 2005, unless previously converted, and carry an 8% coupon. Interest payment dates are April 1 and October 1, commencing April 1, 2001. The 2000 Convertible Notes are convertible at a price of $4.75 per share subject to an annual reset under certain circumstances but in no event will the price be less than $4.00 per share. Subject to certain conditions, the Company may redeem all or part of the 2000 Convertible Notes prior to maturity. As of December 31, 2000, 4,210,526 shares were authorized and issuable upon conversion of the 2000 Convertible Notes. Jefferies & Company, Inc., one of the underwriters of the placement, also obtained 200,000 warrants that expire on September 30, 2005 that are exercisable at the same price as the conversion price under the notes (Note 10).

     As of December 31, 2000 and 1999, accrued interest on notes payable totaled approximately $403,000 and $0, respectively.

7.  COMMITMENTS

  OFFICE SPACE

     The Company leases office space and equipment under operating leases. Rent expense under the operating leases was approximately $1,031,000, $921,000 and $676,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The office leases provide for escalating rent over the respective lease term.

  EQUIPMENT

     The Company also leases equipment under capital leases. In 2000 and 1999, the Company incurred capital lease obligations of $156,000 and $541,000, respectively, for the purchase of equipment. Amortization of assets held under capital leases is included in depreciation and amortization in the statements of cash flows.

     Future minimum lease payments on operating and capital leases are as follows:

                                                              OPERATING      CAPITAL
                                                              ----------   ------------
                                                               DECEMBER    DECEMBER 31,
                                                               31, 2000        2000
                                                              ----------   ------------
2001........................................................  $1,108,395     $327,486
2002........................................................     662,226      157,007
2003........................................................          --       39,608
2004........................................................          --       23,531
                                                              ----------     --------
          Total minimum lease payments......................  $1,770,621      547,632
                                                              ==========
Less amount representing interest...........................                  (36,869)
                                                                             --------
Present value of minimum lease payments.....................                  510,763
Less current portion........................................                  278,638
                                                                             --------
Long-term portion of minimum lease payments.................                 $232,125
                                                                             ========

8.  INCOME TAXES

     At December 31, 2000, the Company has net operating loss carryforwards of approximately $77.7 million that expire at varying dates from 2010 to 2020. Of that $77.7 million, approximately $3.5 million relates to the exercise of stock options, an equity item. The timing and manner in which the operating loss carryforwards may be utilized by the Company will be limited to the Company's ability to generate future taxable income. The use of these losses may also be subject to significant limitations due to ownership changes pursuant to Section 382 of the Internal Revenue Code resulting from the issuances of Preferred and Common Stock. As the Company has not generated earnings and no assurance can be made of future earnings needed to utilize these net operating losses, valuation allowance in the amount of the deferred tax asset has been recorded.

     Significant components of the Company's net deferred tax assets are as follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2000           1999
                                                           ------------   ------------
Deferred tax assets:
  Inventory allowance....................................  $    290,000   $    290,000
  Net operating loss carryforwards.......................    31,108,000     22,877,000
  Deferred wages.........................................       311,000        235,000
  Other deferred tax assets..............................        52,000         91,000
                                                           ------------   ------------
          Total deferred tax assets......................    31,761,000     23,493,000
Deferred liabilities:
  Depreciation...........................................      (426,000)      (265,000)
  Other deferred tax liabilities.........................            --             --
                                                           ------------   ------------
          Total deferred tax liabilities.................      (426,000)      (265,000)
Valuation allowance for net deferred tax assets..........   (31,335,000)   (23,228,000)
                                                           ------------   ------------
Net deferred tax assets..................................  $         --   $         --
                                                           ============   ============

     The Company had not paid income taxes during 2000, 1999 or 1998 due to its net operating loss position.

     The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2000, 1999 and 1998:

                                                             DECEMBER 31,
                                                ---------------------------------------
                                                   2000          1999          1998
                                                -----------   -----------   -----------
Tax expense (benefit) at statutory Federal
  rate........................................  $(6,402,000)  $(5,003,000)  $(3,930,000)
Effect of:
  State income tax, net.......................           --            --      (693,000)
  Non-statutory stock options exercise........     (264,000)     (421,000)      (16,000)
  Other.......................................       21,000        18,000        10,000
  Increase in valuation allowance.............    6,645,000     5,406,000     4,629,000
                                                -----------   -----------   -----------
Income tax expense............................  $        --   $        --   $        --
                                                ===========   ===========   ===========

9.  PREFERRED STOCK

     Of the 3,000,000 authorized preferred shares of the Company, 100,000 shares have been designated as Series B redeemable convertible Preferred Stock ("Series B Preferred Stock") and 287,000 shares have been designated as Series C Preferred Stock. In addition, 1,000,000 shares have been designated as Series A convertible Preferred Stock ("Series A Preferred Stock"). Upon liquidation of the Company, the following represents the order of preference given to holders of the Company's Preferred Stock: Series C Preferred Stock, Series B Preferred Stock and Series A Preferred Stock. The Company has not designated for any series the remaining 1,613,000 preferred shares.

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

  SERIES B PREFERRED STOCK

     During 1997 and 1996, the Company issued 3,350 and 6,700 shares of Series B Preferred Stock at $100 per share for total proceeds of $335,000 and $670,000, respectively. During 1997, Series B Preferred Stock stockholders converted 9,050 shares of Series B Preferred Stock into an equivalent number of shares of Series C Preferred Stock. Additionally, as an incentive to convert to Series C Preferred Stock, the Series B Preferred Stock stockholders received in aggregate an additional consideration of 322 shares of Series C Preferred Stock which was included in the calculation of the discount for purposes of accretion. At December 31, 1998 holders of 1,000 shares of Series B Preferred Stock had the option of converting their investment into an equivalent number of shares of Series C Preferred Stock. During the first quarter of 1999, a stockholder converted 250 shares of Series B Preferred Stock into an equivalent number of shares of Series C Preferred Stock. The stockholder received an additional seven shares of Series C Preferred Stock and 1,222 warrants to purchase common stock at $8.42 per share expiring on June 1, 2002 (Note 10). Each share of the Series B Preferred Stock was convertible at the holder's option and automatically in an IPO, as defined into 11.880 shares of common stock. The Series B Preferred Stock holders were also entitled to vote and receive dividends and distributions on an as if converted basis and were entitled to a liquidation preference of $175 per share plus declared but unpaid dividends. Additionally, the holders of the Series B Preferred Stock could demand redemption of their shares at the greater of $175 per share or the fair market value of the preferred stock. The excess of the redemption value over the carrying value was being accreted using the interest method so that the carrying value will equal the redemption value of $175 per share plus cumulative unpaid dividends on the scheduled redemption date of December 31, 2003. The Company recorded accretion on the Series B Preferred Stock of $4,689 and $10,523 during the years ended December 31, 1999 and 1998, respectively. Concurrent with the closing of the Company's initial public offering in June 1999, the remaining 750 shares of Series B Preferred Stock converted into 8,910 shares of common stock.

  SERIES C PREFERRED STOCK

     During 1997, the Company issued 173,036 shares of Series C Preferred Stock at $100 per share related to the conversion of Series B Preferred Stock, the conversion of long-term debts, and partially for the cash proceeds. During 1998, 1,440 shares of Series C were converted into 17,108 shares of common stock. In conjunction with the 1997 Series C financings and conversions, each stockholder received a warrant with a five-year term to purchase common stock equal to 40% of the stockholder's investment at $8.42 per share. Total warrants issued in connection with the Series C Preferred Stock were 664,133. The Company allocated $1,732,977 to the value of the warrants based on their estimated fair value at the date of issuance.

     During December 1998, the Company issued 50,451 shares of Series C Preferred Stock for total proceeds of $5,039,791. In addition to the Series C shares, the shareholders received warrants to purchase a total of 126,056 shares of common stock at $8.42 per share (Note 10). These warrants have a five-year life.

     From January through March 1999, the Company sold 49,034 shares of Series C Preferred Stock resulting in net proceeds of $4,899,000. The Company also converted the $200,000 related party note outstanding at December 31, 1998 plus accrued interest of $3,800 into 2,038 shares of Series C Preferred Stock. In addition to the Series C shares, the shareholders received warrants to purchase a total of 121,420 shares of the Company's common stock at $8.42 per share (Note
10). These warrants have a five-year life. The Company recorded a deemed beneficial return on these shareholders of approximately $2.7 million due to the Series C Preferred Stock being convertible into common stock at a discount from fair value at the date of issuance.

     Each share of Series C Preferred Stock was convertible at the holder's option and automatically in an IPO, as defined into 11.880 shares of common stock. The Series C Preferred Stock holders were also entitled to vote and receive dividends and distributions on an as if converted basis and were entitled to a liquidation preference of $100 per share plus $17,500,000 allocated based on the percentage of shares owned, and declared but unpaid dividends. Additionally, the holders of the Series B Preferred Stock could demand redemption of their shares at the greater of $200 per share or the fair market value of the preferred stock. The excess of the redemption value over the carrying value was being accreted using the interest method so that the carrying value will equal the redemption value of $200 per share plus cumulative unpaid dividends on the scheduled redemption date of January 1, 2004. The Company recorded accretion on the Series C Preferred Stock of $2,232,027 and $3,768,646 during the years ended December 31, 1999 and 1998 respectively.

     Concurrent with the consummation of the initial public offering in June 1999, all outstanding shares of Series C Preferred Stock converted into 3,279,306 shares of common stock.

10.  COMMON STOCK AND WARRANTS

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

WARRANTS

     The Company's common stock warrant activity is as follows:

                                                                 EXERCISE    EXPIRATION
                                                     WARRANTS     PRICE         DATE
                                                     ---------   --------   -------------
Outstanding at January 1, 1998.....................  1,608,262
     Warrants issued in connection with issuance of
       the Sirrom Loan.............................    139,004     8.42      May 31, 2003
                                                     ---------
Balance at December 31, 1998.......................  1,747,266
     Warrants issued in connection with Sirrom
       Loan........................................     26,732     8.42      May 31, 2003
     Warrants issued in connection with conversion
       of Series B Preferred Stock.................      1,222     8.42      June 1, 2002
     Warrants issued in connection with issuance of
       Series C Preferred Stock....................    247,476     8.42     Dec. 31, 2003
     Conversion of Series C Preferred Stock
       Warrants issued in connection with the
       Equipment Note into Common Stock Warrants...    124,717     8.42      June 3, 2002
     Exercise of warrants during 1999..............    (50,714)
                                                     ---------
Balance at December 31, 1999.......................  2,096,699
     Exercise of warrants during 2000..............   (549,579)
     Cancellation of warrants during 2000..........    (10,723)
     Warrants issued in connection with convertible
       subordinated notes..........................    200,000     4.75     Sep. 30, 2005
                                                     ---------
Balance at December 31, 2000.......................  1,736,397
                                                     =========

     During 1999, warrants to purchase 19,621 shares of common stock were exercised for net proceeds of approximately $165,000 and, additionally, certain holders exercised warrants to purchase 31,093 shares of common stock by electing to receive 16,445 shares. During 2000, warrants to purchase 77,123 shares of common stock were exercised for net proceeds of approximately $594,540 and additionally, certain holders exercised warrants to purchase 472,456 shares of common stock by electing to receive 312,255 shares.

11.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                                      YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2000           1999           1998
                                             ------------   ------------   ------------
Net loss...................................  $(18,830,600)  $(14,714,641)  $(11,558,469)
Beneficial return on preferred shares......            --     (2,668,109)            --
Preferred stock accretion..................            --     (2,236,716)    (3,779,169)
                                             ------------   ------------   ------------
Net loss available for common
  shareholders.............................  $(18,830,600)  $(19,619,466)  $(15,337,638)
                                             ============   ============   ============
Weighted average number of common shares...    11,487,192      8,010,331      4,009,713
Effect of dilutive securities:
Stock options..............................            --             --             --
Warrants...................................            --             --             --
Redeemable convertible preferred stock.....            --             --             --
                                             ------------   ------------   ------------
Adjusted weighted average shares and
  assumed conversions......................    11,487,192      8,010,331      4,009,713
                                             ============   ============   ============
Loss per share:
  Basic and diluted........................  $      (1.64)  $      (2.45)  $      (3.83)

     Due to their antidilutive effects, outstanding shares of preferred stock, convertible notes, stock options and warrants to purchase 8,849,973, 4,552,259 and 6,616,096 shares of common stock at December 31, 2000, 1999 and 1998, respectively, were excluded from the computation of diluted earnings per share.

12.  EMPLOYEE BENEFIT PLANS

EMPLOYEE SAVINGS AND RETIREMENT PLAN

     The Company has a 401(k) plan that allows eligible employees to contribute up to 15% of their salary. The Company has total discretion about whether to make an employer contribution to the plan and the amount of the employer contribution. As of December 31, 2000, the Company has not chosen to match the employee contributions and, therefore, has not incurred any contribution expense.

STOCK OPTIONS

     In February 1989, the Company adopted an Incentive Stock Option Plan (the
Plan). During June 1997, the Company's Board of Directors authorized an increase of 124,747 shares of common stock that can be issued under the Plan. During 1998, the Company's Board of Directors increased the number of shares of common stock that can be issued under the plan to 2,316,730. The option price under the Plan will not be less than fair market value on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally four years. Outstanding options expire after ten years.

     During 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan permits the granting of both incentive stock options and nonqualified stock options to employees, directors and consultants. The aggregate number of shares that can be granted under the 1999 Plan is 757,708. During 2000, the Company's Board of Directors increased the number of shares of common stock that can be issued under the plan to 1,457,708. The option price under the 1999 Plan will not be less than fair market value on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally four years. Outstanding options expire after seven to ten years.

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

     Additional information with respect to incentive stock option activity under the stock option plans is summarized as follows:

                                                YEARS ENDED DECEMBER 31,
                          ---------------------------------------------------------------------
                                  2000                    1999                    1998
                          ---------------------   ---------------------   ---------------------
                                      WEIGHTED-               WEIGHTED-               WEIGHTED-
                                       AVERAGE                 AVERAGE                 AVERAGE
                                      EXERCISE                EXERCISE                EXERCISE
                           SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                          ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning
  of period.............  2,440,912     $9.68     1,779,382    $ 6.77     1,532,993     $5.20
Options granted.........    926,465      8.98     1,068,491     13.14       551,787      8.42
Options exercised.......   (169,200)     5.30      (296,670)     4.60      (208,588)     3.23
Options canceled or
  expired...............   (295,127)     9.55      (110,291)     9.28       (96,810)     6.55
                          ---------     -----     ---------    ------     ---------     -----
Outstanding at end of
  period................  2,903,050     $9.71     2,440,912    $ 9.68     1,779,382     $6.77
                          =========     =====     =========    ======     =========     =====
Options exercisable at
  end of period.........  1,442,911     $8.55     1,355,198    $ 7.30     1,487,480     $6.48
                          =========     =====     =========    ======     =========     =====

     The following table summarizes information about stock options outstanding at December 31, 2000.

                                            DECEMBER 31, 2000
                                           OPTIONS OUTSTANDING                  DECEMBER 31, 2000
                                ------------------------------------------     OPTIONS EXERCISABLE
                                                 WEIGHTED-                   -----------------------
                                                  AVERAGE        WEIGHTED-                 WEIGHTED-
                                                 REMAINING        AVERAGE                   AVERAGE
                                  NUMBER      CONTRACTUAL LIFE   EXERCISE      NUMBER      EXERCISE
                                OUTSTANDING      (IN YEARS)        PRICE     EXERCISABLE     PRICE
                                -----------   ----------------   ---------   -----------   ---------
$0.06 to $4.62................     364,078          6.08          $ 3.32         86,668     $ 2.14
$4.75 to $6.81................     260,177          5.07            6.40        104,887       6.20
$6.88 to $8.19................     429,741          2.93            7.14        362,948       7.09
$8.40 to $8.40................     572,925          5.27            8.40        515,391       8.40
$8.42 to $13.94...............     458,972          5.77           11.33        222,050      10.96
$14.06 to $21.50..............     817,157          6.43           14.98        150,967      14.35
                                 ---------          ----          ------      ---------     ------
                                 2,903,050          5.41          $ 9.71      1,442,911     $ 8.55
                                 =========          ====          ======      =========     ======

     In 1996, the Company adopted the disclosure-only provisions of SFAS No.
123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company would have incurred an additional expense of approximately $2,050,000, $2,412,000 and $933,000 resulting in a net loss in 2000, 1999 and 1998, of approximately $20,880,600, $17,126,000 and $12,491,500, respectively. The resulting basic and diluted pro forma net loss per share would be $(1.82), $(1.84) and $(3.12), for the years ended December 31, 2000, 1999 and 1998, respectively. The effect of applying SFAS No. 123 on 2000, 1999 and 1998 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                              2000       1999       1998
                                                              -----      -----      -----
Dividend yield..............................................     --         --         --
Expected volatility.........................................    107%       108%        25%
Risk-free interest rate.....................................  5.870%     6.625%     6.625%
Expected life...............................................      5          4          4

     The weighted average fair values of the options granted during 2000, 1999 and 1998 with a stock price equal to the exercise price are estimated as $7.34, $10.56 and $2.61 per share, respectively, on the date of grant.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an employee stock purchase plan for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. The employee stock purchase plan authorizes up to 400,000 shares to be granted. During the year ended December 31, 2000, shares totaling 7,615 were issued under the plan at an average price of $5.47 per share. At December 31, 2000, 392,385 shares were reserved for future issuance.

13.  RELATED PARTY TRANSACTIONS

     During 1998, four employees exercised 40,451 options in exchange for $118,875 of notes receivable. During 1999, five employees exercised 79,302 options in exchange for notes receivable totaling $321,250. During 2000, an employee exercised 15,529 options in exchange for notes receivable totaling $87,000 and another employee repaid $314,636 of the notes receivable for 156,000 shares of common stock held by the Company. The following table summarizes information about the common stock held by the Company as collateral, the notes receivable and interest associated with the notes receivable as of December 31, 2000 and 1999.

                                                                        DECEMBER 31,
                                                              ---------------------------------
                                                                2000               1999
                                                              --------      -------------------
Shares held by the Company..................................   260,918                  244,168
Notes receivable............................................  $422,604                 $650,240
Interest receivable.........................................  $ 67,225                 $ 34,634
Market interest rate........................................         8%     Ranged from 6 to 8%

14.  SUMMARIZED QUARTERLY DATA (UNAUDITED)

     The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the year ended 2000 and 1999 is as follows:

                                                  QUARTER ENDED (AS RESTATED)
                                    --------------------------------------------------------
                                     MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                      2000(1)       2000(1)        2000(1)        2000(1)
                                    -----------   -----------   -------------   ------------
Total revenues....................  $ 2,998,836   $ 3,479,265    $ 4,203,813    $ 4,962,396
Gross profit......................        3,651       323,202        850,135      1,296,666
Loss before extraordinary loss and
  cumulative effect of a change in
  accounting principle............   (5,080,129)   (4,808,239)    (4,425,265)    (4,300,149)
                                    -----------   -----------    -----------    -----------
Net loss available to common
  shareholders(2).................  $(5,296,947)  $(4,808,239)   $(4,425,265)   $(4,300,149)
                                    ===========   ===========    ===========    ===========
Loss per share before cumulative
  effect of change in accounting
  principle.......................  $     (0.46)  $     (0.42)   $     (0.38)   $     (0.37)
Net loss per share for common
  shareholders....................  $     (0.48)  $     (0.42)   $     (0.38)   $     (0.37)

                                                         QUARTER ENDED
                                    --------------------------------------------------------
                                     MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                       1999          1999           1999            1999
                                    -----------   -----------   -------------   ------------
Total revenues....................  $ 1,503,696   $ 1,979,581    $ 2,292,438    $ 2,669,820
Gross loss........................     (402,220)     (119,691)       (64,610)       (49,213)
Loss before extraordinary loss and
  cumulative effect of a change in
  accounting principle............   (7,419,315)   (4,318,868)    (3,190,596)    (3,805,280)
                                    -----------   -----------    -----------    -----------
Net loss available to common
  shareholders....................  $(7,419,315)  $(5,204,275)   $(3,190,596)   $(3,805,280)
                                    ===========   ===========    ===========    ===========
Net loss per share for common
  shareholders....................  $     (1.81)  $     (0.86)   $     (0.29)   $     (0.35)

     (1) During the quarter ended December 31, 2000, effective January 1, 2000, we adopted SAB 101 and changed our method of accounting for implementation fees for all contracts to recognize such fees over the contract term. We have restated the results of the first three quarters of 2000 filed in Form 10-Q for the cumulative effect of the change in accounting principle. The effect of the restatement was to increase net loss by $44,000 ($0.00 per share), $119,000 ($0.01 per share), $9,000
         ($0.00 per share) for the first, second, and third quarters of 2000, respectively, and to increase fourth quarter net loss by $128,000 ($0.01 per share).

     (2) The cumulative effect of the change in accounting principle of $217,000 ($0.02 per share) was reported as a cumulative effect of a change in accounting principle, retroactively to January 1, 2000. Prior period amounts have not been restated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information regarding directors and executive officers of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "2001 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information appearing under the caption "Executive Compensation" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information setting forth the security ownership of certain beneficial owners and management appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information setting forth certain relationships and related transactions appearing under the caption "Certain Related Party Transactions" in the 2001 Proxy Statement is incorporated herein by reference.

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

  (A) EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES.

     (1) Financial Statements. The Company's financial statements are included in Part II, Item 8 of this report on Form 10-K.

     (2) Schedule II -- Valuation and Qualifying Accounts.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

     We have audited the financial statements of Online Resources Corporation as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 14, 2001 (included elsewhere in the Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a)(2) of the Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

McLean, Virginia
February 14, 2001

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNT AND RESERVE

                                                      BALANCE AT                             BALANCE AT
                                                     BEGINNING OF                              END OF
                  CLASSIFICATION                        PERIOD      ADDITIONS   DEDUCTIONS     PERIOD
                  --------------                     ------------   ---------   ----------   ----------
Allowance for doubtful accounts:
  Year ended December 31, 1998.....................    $ 79,553           --     $28,118      $ 51,435
  Year ended December 31, 1999.....................    $ 51,435     $100,000          --      $151,435
  Year ended December 31, 2000.....................    $151,435           --     $34,125      $117,310

     All other schedules set forth in the applicable accounting regulations of the Securities and Exchange Commission either are not required under the related instructions or are not applicable and, therefore, have been omitted.

     (3) List of Exhibits.

 3.1 Form of Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
 3.2   Form of Amended and Restated Bylaws of the Company
       (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
 4.1   Specimen of Common Stock Certificate of the Company
       (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
 4.2 Form of warrants issued in 1995 in conjunction with bridge notes (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
 4.3 Form of warrants issued in 1995 and 1996 to purchasers of notes due December 31, 1997 (Incorporated by reference from our registration statement on Form S-1; Registration No.
       333-74777)
 4.4   Form of warrants issued to purchasers of senior notes due
       June 30, 1999 (Incorporated by reference from our registration statement on Form S-1; Registration No.
       333-74777)
 4.5 Form of warrants issued to purchasers of Series C preferred stock in 1997 (Incorporated by reference from our registration statement on Form S-1; Registration No.
       333-74777)
 4.6 Form of warrants issued to Dominion Fund IV (Incorporated by reference from our registration statement on Form S-1;
       Registration No. 333-74777)
 4.7   Form of warrants issued in 1998 to Sirrom Capital
       Corporation (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
 4.8 Form of warrants issued to purchasers of Series C preferred stock in 1998 and 1999 (Incorporated by reference from our registration statement on Form S-1; Registration No.
       333-74777)
 4.9 Form of warrants issued to placement agents (Incorporated by reference from our registration statement on Form S-1;
       Registration No. 333-74777)
 4.10 Registration Rights Agreement for purchasers of common stock in 1995 (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777
 4.11 Registration Rights Agreement for purchasers of Series C preferred stock and Sirrom Capital Corporation (Incorporated by reference from our registration statement on Form S-1;
       Registration No. 333-74777)
 4.12  Indenture dated September 28, 2000 between Online Resources
       Corporation and Bankers Trust Company, as trustee. (Filed as
       Exhibit 4.1 to our Form 10-Q for the quarter ended September
       30, 2000 filed on November 14, 2000 and incorporated herein by reference)
 4.13  Form of warrants issued to placement agent (Filed as Exhibit
       4.3 to our Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 and incorporated herein by reference)
 4.14 Registration Rights Agreement dated September 28, 2000 among the Registrant and Jefferies & Company, Inc. as the placement agent (Filed as Exhibit 4.2 to our Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 and incorporated herein by reference)

10.1   Lease Agreement for premises at 7600 Colshire Drive, McLean,
       Virginia (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.2   Online Resources & Communications Corporation 1989 Stock
       Option Plan (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.3 Form of Stock Option Plan (Incorporated by reference from our registration statement on Form S-1; Registration No.
       333-74777)
10.4 Employee Stock Purchase Plan (Incorporated by reference from our registration statement on Form S-8; Registration No.
       333-40674)
23.1   Consent of Ernst & Young LLP (See Exhibit attached to this
       Report)

  (B) REPORTS ON FORM 8-K.

     The registrant has filed no Forms 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONLINE RESOURCES CORPORATION

Date:  March 30, 2001                     By:     /s/ MATTHEW P. LAWLOR
                                            ------------------------------------
                                                     Matthew P. Lawlor
                                                        Chairman and
                                                  Chief Executive Officer

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

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----

             /s/ MATTHEW P. LAWLOR                   Chairman and Chief Executive      March 30, 2001
------------------------------------------------                Officer
               Matthew P. Lawlor

              /s/ CARL D. BLANDINO                Executive Vice President and Chief   March 30, 2001
------------------------------------------------     Financial Officer (Principal
                Carl D. Blandino                   Financial and Accounting Officer)

             /s/ THOMAS S. JOHNSON                             Director                March 30, 2001
------------------------------------------------
               Thomas S. Johnson

             /s/ JOSEPH J. SPALLUTO                            Director                March 30, 2001
------------------------------------------------
               Joseph J. Spalluto

             /s/ DAVID A. O'CONNOR                             Director                March 30, 2001
------------------------------------------------
               David A. O'Connor

              /s/ ERVIN R. SHAMES                              Director                March 30, 2001
------------------------------------------------
                Ervin R. Shames

            /s/ GEORGE M. MIDDLEMAS                            Director                March 30, 2001
------------------------------------------------
              George M. Middlemas

              /s/ BARRY D. WESSLER                             Director                March 30, 2001
------------------------------------------------
                Barry D. Wessler

              /s/ MICHAEL H. HEATH                             Director                March 30, 2001
------------------------------------------------
                Michael H. Heath