Form 10-Q
period 2001-03-31
ONLINE RESOURCES & COMMUNICATIONS CORP
filed 2001-05-15
CIK 888953

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO ___________________

                        COMMISSION FILE NUMBER 0-26123

                         ONLINE RESOURCES CORPORATION
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

     As of May 11, 2001 there were 11,680,377 shares of the issuer's common stock outstanding.

                         ONLINE RESOURCES CORPORATION

                                  FORM 10-Q

                              TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
Part I.        FINANCIAL INFORMATION
Item 1:        Financial statements
               Balance Sheets at March 31, 2001 and December 31, 2000                                   1

               Statement of Operations for the three months ended March 31, 2001 and 2000               2

               Statement of Cash Flows for the three months ended March 31, 2001 and 2000               3

               Notes to Financial Statements                                                            4

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of Operations    6

Item 3:        Quantitative and Qualitative Disclosures about Market Risk                               10

PART II        OTHER INFORMATION

Item 1:        Legal Proceedings                                                                        10

Item 2:        Changes in Securities and Use of Proceeds                                                10

Item 3 and 4:  Not Applicable                                                                           10

Item 5:        Other Information                                                                        10

Item 6:        Exhibits and Reports on Form 8-K                                                         11

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         ONLINE RESOURCES CORPORATION

                                BALANCE SHEETS

                                                                                MARCH 31,      DECEMBER 31,
                                                                                   2001            2000
                                                                              -------------    ------------
      ASSETS                                                                    (UNAUDITED)
      Current assets:
          Cash and cash equivalents                                           $  3,125,119     $  1,771,477
          Investments                                                           14,164,729       19,688,454
          Accounts receivable (net of allowance of approximately $123,000 and $117,000 at March 31, 2001, and December 31, 2000,
            respectively)                                                        3,415,623        3,026,010

          Deferred implementation costs                                            824,477          809,901
          Prepaid expenses and other current assets                                646,252          540,780
                                                                              ------------     ------------
               Total current assets                                             22,176,200       25,836,622

     Property and equipment, net                                                 6,687,933        6,524,904
     Deferred implementation costs, less current portion                           748,276          712,828
     Debt issuance costs                                                         1,701,937        1,750,096
     Other assets                                                                  363,561          303,978
                                                                              ------------     ------------
               Total assets                                                   $ 31,677,907     $ 35,128,428
                                                                              ============     ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
          Accounts payable                                                    $    764,908     $    858,980
          Accrued expenses and other current liabilities                         1,624,976        1,309,211
          Accrued compensation expenses                                            667,408          947,136
          Deferred revenues                                                      1,069,602        1,103,964
          Current portion of capital lease obligations                             199,943          278,638
                                                                              ------------     ------------
               Total current liabilities                                         4,326,837        4,497,929

     Capital lease obligation, less current maturities                             216,328          232,125
     Deferred revenues, less current portion                                     1,011,813        1,193,404
     Notes payable                                                              20,000,000       20,000,000
                                                                              ------------     ------------
               Total liabilities                                                25,554,978       25,923,458

     Commitments
     Series B redeemable convertible preferred stock; 100,000 shares designated, no shares issued at March 31, 2001 and
          December 31, 2000                                                              -                -
     Series C redeemable convertible preferred stock; 287,000 shares designated, no shares issued at March 31, 2001 and
          December 31, 2000                                                              -                -

     Stockholders' equity:
     Series A convertible preferred stock, $.01 par value; 1,000,000 shares
          authorized, non issued at March 31, 2001 and December 31, 2000                 -                -
     Common stock, $.0001 par value; 35,000,000 shares authorized,
          11,680,377 and 11,616,649 issued and outstanding at March 31,
          2001 and December 31, 2000, respectively                                   1,168            1,162
     Additional paid-in capital                                                 85,464,215       85,238,538
     Accumulated deficit                                                       (78,844,272)     (75,482,307)
     Deferred stock compensation                                                  (166,579)        (185,894)
     Receivable from the sale of common stock                                     (422,604)        (422,604)
     Accumulated other comprehensive income                                         91,001           56,075
                                                                              ------------     ------------
           Total stockholders' equity                                            6,122,929        9,204,970
                                                                              ------------     ------------
           Total liabilities and stockholders' equity                         $ 31,677,907     $ 35,128,428
                                                                              ============     ============

          See accompanying notes to unaudited financial statements.

                         ONLINE RESOURCES CORPORATION
                      UNAUDITED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          2001                2000
                                                      -----------          -----------
Revenues:
 Service fees                                         $ 4,929,950          $ 2,316,815
 Implementation and other revenues                        633,540              682,021
                                                      -----------          -----------
  Total revenues                                        5,563,490            2,998,836

Costs and expenses:
 Service costs                                          3,211,048            2,698,849
 Implementation and other costs                           436,731              296,336
                                                      -----------          -----------
  Costs of revenues                                     3,647,779            2,995,185
                                                      -----------          -----------
Gross profit                                            1,915,711                3,651
                                                      -----------          -----------
 General & administrative                               1,745,432            1,662,317
 Selling and marketing                                  1,511,153            2,266,814
 Systems and development                                1,502,342            1,426,953
 Non-recurring charges                                    209,434                    -
                                                      -----------          -----------
  Total expenses                                        4,968,361            5,356,084
                                                      -----------          -----------
Loss from operations                                   (3,052,650)          (5,352,433)

Other (expense) income:
 Interest income                                          204,850              301,004
 Interest expense                                        (420,627)             (28,700)
 Other                                                    (93,538)                   -
                                                      -----------          -----------
  Total other (expense) income                           (309,315)             272,304
                                                      -----------          -----------

Loss before cumulative effect of
 change in accounting principle                        (3,361,965)          (5,080,129)
Cumulative effect of change in
 accounting principle                                           -             (216,818)
                                                      -----------          -----------
Net loss                                              $(3,361,965)         $(5,296,947)
                                                      ===========          ===========

Loss per share:
 Loss from operations                                 $     (0.26)         $     (0.48)
 Before cumulative effect of change in
  accounting principle                                      (0.29)               (0.46)
 Cumulative effect of change in
  accounting principle                                          -                (0.02)
  Net loss                                            $     (0.29)         $     (0.48)

Pro forma amounts assuming the accounting change
 is applied retroactively:
 Net loss                                                                  $(5,080,129)
 Net loss per share                                                        $     (0.46)

Shares used in calculation of loss per share:
 Basic and diluted                                     11,646,321           11,135,193

          See accompanying notes to unaudited financial statements.

                         ONLINE RESOURCES CORPORATION

                      UNAUDITED STATEMENTS OF CASH FLOWS

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                    2001                2000
                                                               ------------          -------------
OPERATING ACTIVITIES
Net loss                                                       $ (3,361,965)         $ (5,296,947)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
    Depreciation                                                    513,008               404,501
    Amortization                                                     93,538                     -
    Compensation expense related to issuance of
        common stock                                                 19,315               109,035
    Stock compensation                                                3,704                     -
    Cumulative effect of change in accounting principle                   -               216,818
    Provision for losses on accounts receivable                       5,967                13,000
    Realized gain on investments                                    (36,389)                    -
    Amortization of bond discount                                   (20,638)                    -
  Changes in assets and liabilities:
    Accounts receivable                                            (395,580)             (121,838)
    Prepaid expenses and other current assets                      (105,472)               80,581
    Deferred implementation costs                                   (50,024)              147,837
    Other assets                                                    (59,583)               24,729
    Accounts payable                                                (94,072)             (236,605)
    Accrued expenses                                                 36,037               (11,198)
    Deferred revenues                                              (215,953)             (147,177)
                                                               ------------          -------------
Net cash used in operating activities                            (3,668,107)           (4,817,264)

INVESTING ACTIVITIES
Investments in available for sale securities                    (12,101,879)          (13,214,935)
Sale of available for sale securities                            17,717,557            18,725,709
Purchases of property and equipment                                (676,037)             (736,971)
                                                               -------------         -------------
Net cash provided by (used in) investing activities               4,939,641             4,773,803

FINANCING ACTIVITIES

Proceeds from issuance of common stock                              221,979             1,143,428
Repayment of stock subscription receivable                                -               314,636
Repayment of capital lease obligations                              (94,492)             (173,832)
Payment of long-term debt costs                                     (45,379)                    -
                                                               -------------         ------------
Net cash provided by financing activities                            82,108             1,284,232
                                                               ------------          ------------
Net increase in cash and cash equivalents                         1,353,642             1,240,771
Cash and cash equivalents at beginning of period                  1,771,477             1,588,187
                                                               ------------          ------------
Cash and cash equivalents at end of period                     $  3,125,119          $  2,828,958
                                                               ============          ============

Supplemental information to statement of cash flows:

  Cash paid for interest                                             10,582                28,700

  Unrealized gain/(loss) on investment                               91,001               (42,493)

          See accompanying notes to unaudited financial statements.

                         ONLINE RESOURCES CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Online Resources Corporation (the "Company") is a leading Internet banking, bill payment and e-finance application service provider to financial institutions. The Company provides its clients, primarily regional and community banks, thrifts and credit unions, with an end-to-end outsourced service, which is branded in the client's name. This enables cost-effective delivery of Internet-based financial services to consumer, small business and other retail customers of the Company's clients. By packaging transaction services with call center, database and support services, the Company offers an integrated financial hub and a single-source solution for its clients and their retail customers.

INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2000, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 30, 2001. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

RECLASSIFICATION

    Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

2. CHANGE IN REVENUE RECOGNITION FOR IMPLEMENTATION REVENUE

    The Company generates revenues from service fees, implementation fees, and other revenues. Revenues from service fees are derived from recurring monthly fees by providing services which include banking and bill payment, customer service, consumer marketing, information reporting, and administrative services, to financial institution clients, typically based on the number of enrolled retail customers. Implementation and other related revenues are generated from the linking of the Company's financial institution clients to the Company's Quotien(TM) e-financial suite through various networks and the Company's gateways and the sale of PC software and customer service software used to access the e-financial suite. Effective January 1, 2001, we discontinued support of our proprietary PC software and screen-based telephone.

    The Company previously recognized nonrefundable implementation fees as revenue under the percentage of completion method as certain milestone output measures were completed. During the year ended December 31, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements ("SAB 101"), effective January 1, 2000, and changed its method of accounting for nonrefundable implementation fees for all contracts to recognize such fees and the related incremental direct costs of implementation activities over the contract term as the services are provided, which typically range from one to five years (generally three years). The Company believes the change in accounting principle is preferable based on guidance provided in SAB 101. The cumulative effect of the accounting change as of January 1, 2000 was $217,000 ($1,371,000 of revenue less direct incremental costs of $1,154,000) and was recognized in the statement of operations for the three months ended March 31, 2000. The effect of the accounting change on the quarter ended March 31, 2000 was to increase the net loss before the cumulative effect of the accounting change by $44,000. Due to the adoption of SAB 101, $1,371,000 of revenue that was previously recognized under the Company's prior revenue recognition policy will be recognized under the Company's revised revenue recognition policy through periods up to 2004 because some contract periods extend through 2004. During the quarter ended March 31, 2001, the Company recognized revenue of approximately $163,000 and related direct incremental costs that were included in the cumulative effect adjustment at January 1, 2000.

3. NON-RECURRING CHARGES

    The Company incurred a one-time charge of $209,434, of which $207,648 was paid, including severance and benefit payments during the quarter ended March 31, 2001 as a result of the staff reduction of 23 employees, approximately 9% of the total employees, on January 3, 2001.

4. NET LOSS PER COMMON SHARE

     Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding.

                                               THREE MONTHS ENDED MARCH 31,
                                              -----------------------------
                                                  2001              2000
                                              -----------       -----------
Loss before cumulative effect of change in
   accounting principle                       $(3,361,965)      $(5,080,129)
Cumulative effect of change in accounting
     principle                                          -          (216,818)
                                              -----------       -----------
Net loss                                      $(3,361,965)      $(5,296,947)
                                              ===========       ===========

Weighted average number of common shares       11,646,321        11,135,193

Loss per share:
    Basic and diluted                         $     (0.29)      $     (0.48)
                                              ===========       ===========

Proforma amounts assuming the accounting
   change is applied retroactively:
   Net loss                                                     $(5,080,129)
                                                                ===========
   Net loss per share                                           $     (0.46)
                                                                ===========

    Due to their antidulitive effects, outstanding shares of stock options, warrants and convertible subordinated notes to purchase shares of common stock were excluded from the computation of diluted earnings per share for all periods presented.

5. EQUITY

     During the fiscal quarter ended March 31, 2001, employees purchased 42,343 shares of common stock through employee stock purchase plan and individuals exercised warrants to purchase 21,385 shares of common stock with net proceeds to the Company of approximately $222,000.

6. NOTES PAYABLE

    On September 28, 2000, the Company completed the private placement of $20 million in convertible subordinated notes (the "Convertible Notes") to a group of accredited investors. The Company received proceeds of $18.7 million net of debt issuance costs of $1.3 million including commission of $917,200. The proceeds have been and will continue to be used for working capital. The Convertible Notes mature on September 30, 2005, unless previously converted, and carry an 8% coupon. Interest payment dates are April 1 and October 1, commencing April 1, 2001. The Convertible Notes are convertible at a price of $4.75 per share subject to an annual reset under certain circumstances but in no event will the price be less than $4.00 per share. Subject to certain conditions, the Company may redeem all or part of the Convertible Notes prior to maturity. As of March 31, 2001, 4,210,526 shares were authorized and issuable upon conversion of the Convertible Notes. Jefferies & Company, Inc., one of the underwriters of the placement, also obtained 200,000 warrants that expire on September 30, 2005 that are exercisable at the same price as the conversion price under the Convertible Notes.

    As of March 31, 2001, accrued interest on notes payable totaled approximately $813,000, all of such interest attributable to the Convertible Notes. As of March 31, 2000, we had no accrued interest on notes payable as no notes were outstanding.

7. COMPONENTS OF COMPREHENSIVE INCOME

    Comprehensive income includes the Company's net loss adjusted for changes, net of tax, of unrealized losses on investments in marketable securities. Comprehensive income for the three months ended March 31, 2001 and 2000 is as follows:

                                          THREE MONTHS ENDED
                                               MARCH 31
                                           2001             2000
                                        ----------      ------------
Comprehensive income:
  Net loss                              $(3,361,965)    $(5,296,947)
  Unrealized gain on investments in
    marketable securities                   133,494         (42,493)
                                        -----------     -----------
Total comprehensive income:             $(3,228,471)    $(5,339,440)
                                        ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE

     This Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to:

  - Any statements in this document that are not statements of historical fact may be considered forward-looking;

  - Forecasts of growth in business-to-business electronic commerce, and growth in the number of consumers using online banking and billpaying services;

  - Statements regarding trends in our revenues, expense levels, and liquidity and capital resources;

  - Statements about the sufficiency of the proceeds from the sale of securities and cash balances to meet currently planned working capital and capital expenditure requirements for at least the next twelve months; and

  - Other statements identified or qualified by words such as "likely", "will", "suggest", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "seek", "intend" and other similar words that signify forward-looking statements.

    These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001. These risks include, among others, the following:

  - our history of losses and anticipation of future losses;

  - significant fluctuations of our quarterly financial results;

  - our dependence on the marketing efforts of third parties;

  - our dependence on our financial institution clients to market our services;

  - the potential uncertainty of our co-marketing efforts;

  - the potential fluctuations in our operating results;

  - our potential need for additional capital;

  - our potential inability to expand our services and related products in the event of substantial increases in demand for these services and related products;

  - our ability to compete with larger, more established businesses offering similar products or services;

  - our ability to attract and retain skilled personnel due to our complex business;

  - our reliance on our patents and other intellectual property rights;

  - our ability to promote our services to be broadly used and accepted by consumers;

  - consolidation of the banking and financial services industry;

  - reduction or elimination of the fees for some services due to the consumer demand for low-cost or free online financial services;

  - our failure to successfully implement a system upgrade or conversion may adversely affect our reputation and our business;

  - our co-marketing efforts may not be successful;

  - government regulation could interfere with our business;

  - our certificate of incorporation and bylaw provisions may prevent or delay third parties from buying your stock;

  - control of the management and affaires by our management and directors;

  - our volatile stock price;

  - a substantial number of shares of common stock may be sold, which could affect the trading prices of our common stock and the convertible notes;

  - security breaches or system failures could disrupt our business and we could be liable for some types of failures; and

  - if we lose a material client, our business may be adversely impacted.

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

    We primarily derive revenue from long-term service contracts with our financial institution clients, who pay us recurring fees based primarily on the number of their retail customers enrolled and transaction volumes, as well as an up-front implementation fee. Our financial institution clients typically subsidize some or all of our fees when reselling our services to their retail customers, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products. As a network-based service provider, we have made substantial up-front investments in infrastructure. We believe our financial performance and operating leverage will be based primarily on increasing retail customer subscriptions and transaction volumes over a relatively fixed cost base.

    Our current sources of revenue are from service fees, implementation and other revenues. We expect that our revenue growth will principally come from service fees as a result of continued growth of retail customers.

    - Service fees. Our service fee revenues are derived from recurring monthly fees by providing services which include banking and bill payment, customer service, consumer marketing, information reporting, and administrative services, to financial institution clients, typically based on the number of enrolled retail customers. These services are priced on a monthly per retail customer basis, and in some cases, on a transaction basis. We recognize these revenues from services as provided.

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

    Historically, the majority of our resources have been directed to creating our proprietary system. Our proprietary system enables us to provide a broad range of services to our financial institution clients including online banking, bill paying, and access to complementary financial services supported by our customer call center, marketing services and other support services. While investment to date has been significant, we believe the infrastructure we have built will enable us to support our anticipated growth over the next several years with only modest cost increases associated with adding retail customers.

FINANCIAL CONDITION

     Since our founding, we have incurred high costs to create our infrastructure, while generating low revenues. As a result, we have historically experienced large operating losses and negative cash flow. At March 31, 2001, we had an accumulated deficit of $78.8 million and net property and equipment of $6.7 million. We have funded our operations primarily through the issuance of equity and debt securities. Ongoing working capital requirements will primarily consist of personnel costs related to enhancing and maintaining our system. We expect to continue to incur losses in the near future.

     As of March 31, 2001, we had $3.1 million in cash and cash equivalents and $14.2 million in investments as compared to $1.8 million in cash and cash equivalents and $19.7 million in investments as of December 31, 2000. The decrease in cash and investments results from cash used for operating purposes. Total liabilities decreased from $25.9 million as of December 31, 2000 to $25.6 million as of March 31, 2001 primarily as a result of decreases in deferred revenues and capital lease obligations.

     Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

RESULTS OF OPERATIONS

     The following table presents certain items derived from our statements of operations expressed as a percentage of revenue.

                                THREE MONTHS ENDED MARCH 31,
                                ----------------------------
                                 2001               2000
Statement of Operations Data:
Revenues:
  Service fees                    88.6%               77.3%
  Implementation and other
  revenues                        11.4                22.7
                                 -----              ------
     Total revenues              100.0               100.0

Expenses:

  Cost of revenues                65.6                99.9
                                 -----              ------
Gross margin                      34.4                 0.1

  General and administrative      31.4                55.4
  Sales and marketing             27.2                75.6
  Systems and development         27.0                47.6
  Non-recurring charges            3.7                   -
                                 -----              ------
     Total expenses               89.3               178.6
                                 -----              ------
Loss from operations             (54.9)             (178.5)

Other income (expense)            (5.5)                9.1
Cumulative effect of change in
  accounting principle               -                (7.2)
                                 -----              ------
Net loss                         (60.4)%            (176.6)%
                                 =====              ======

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

    Revenues. We derive revenues from service fees, implementation and other revenues. Revenues increased $2.6 million, or 85.5%, to $5.6 million for the three months ended March 31, 2001 as compared to $3.0 million for the same period in 2000. This increase was primarily attributable to a 112.8% increase in service fees which were largely recurring and driven by an increase of 138.0% in the number of retail customers and an increase of 123.1% in the number of transactions offset by lower service fees per user measured at March 31, 2001 and March 31, 2000. Additionally, implementation and other revenues decreased $48,000, or 7.1%, to $634,000 as a result of discontinuing our screen phone and proprietary PC software products.

    Cost of Revenues. Cost of revenues primarily includes telecommunications, payment processing, systems operations, customer service, implementation and related products. Cost of revenues increased $653,000, or 21.8%, to $3.6 million for the three months ended March 31, 2001 as compared to $3.0 million for the same period in 2000. This increase was primarily attributable to a $289,000 increase in customer service costs and a $231,000 increase in bill payment processing costs. These increases resulted from the increased number of retail customers, increased number of transactions, increased banking expenses and an increase in staff to support the growth of our operations.

    Gross Profit. Gross profit increased to $1.9 million from $4,000 for the three months ended March 31, 2001 and 2000, respectively. Gross margin improved to 34.4% from 0.1% primarily due to increased service fees leveraged over our relatively fixed costs of revenue. Gross margin for service fees improved as a result of increased end user growth without a corresponding incremental increase in costs.

    General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial control personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $83,000, or 5.0%, to $1,745,000 as compared to $1,662,000 for the three months ended March 31, 2001 and 2000, respectively. We have employed cost control initiatives to minimize material increase in our general and administrative expenses.

    Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses decreased $756,000, or 33.3%, to $1.5 million for the three months ended March 31, 2001 as compared to $2.3 million for the same period in 2000. The principal reason for the decrease in sales and marketing expenses was a decline in advertising, direct mail, commission, telemarketing expenses and a reduction in staffs as a result of consolidating certain client service responsibilities.

    Systems and Development. Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the research and development of new services and products, and new technology to enhance existing products. Systems and development expenses increased $75,000, or 5.3%, to $1.5 million for the three months ended March 31, 2001 as compared to $1.4 million for the same period in 2000. The lack of material increase in our systems and development expenses was associated with our efforts to control costs.

    Non-Recurring Charges. As a result of the reduction in staffs by approximately 9% on January 3, 2001, we incurred a one-time charge of $209,000, of which $207,648 was paid, including severance costs and benefit payments as of March 31, 2001.

    Loss from Operations. Loss from operations decreased $2.3 million, or 43.0%, to $3.1 million as compared to $5.4 million for the three months ended March 31, 2001 and 2000, respectively. Excluding one-time charges related to the staff reduction, loss from operations decreased $2.5 million, or 46.9%, attributable to the various factors as described above.

    Other Income and Expense. Interest income decreased $96,000, or 31.9%, to $205,000 for the three months ended March 31, 2001 as compared to $301,000 for the same period in 2000, primarily due to lower interest rates. Interest and other expenses increased $485,000, or 1691.5%, to $514,000 for the three months ended March 31, 2001 as compared to $28,700 for the same period in 2000 as the result of the interest expense in connection with the issuance of $20 million convertible subordinated notes on September 28, 2000. Going forward, until at least September 2005, unless the convertible notes are earlier converted, we will incur higher interest expenses due to the convertible subordinated notes.

    Net Loss and Loss Per Share. Net loss was $3.4 million compared to a loss of $5.3 million for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001 and 2000 the basic and diluted loss per share were $(0.29) and $(0.48), respectively. Excluding non-recurring charges and cumulative effect of change in accounting principle, we would have reported loss per share of $(0.27) and $(0.46), for the three months ended March 31, 2001 and 2000, respectively, as a result of the various factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and investments in available for sale securities increased $108,000 to $17.3 million from $17.2 million as of March 31, 2001 and 2000, respectively.

     Net cash used in operating activities was $3.7 million for the three months ended March 31, 2001 as compared to $4.8 million in the three months ended March 31, 2000. Cash used in operating activities in the three months ended March 31, 2001 resulted primarily from a net loss of $3.4 million. Cash used in operating activities in the three months ended March 31, 2000 was primarily attributable to a net loss of $5.3 million.

     Net cash provided from investing activities in the three months ended March 31, 2001 and 2000 was $4.9 million and $4.8 million, respectively, which primarily resulted from the net reduction of $5.6 million and $5.5 million of investments in available for sale securities. In addition, capital expenditures were $676,000 and $737,000 for the three months ended March 31, 2001 and 2000, respectively.

     Net cash provided by financing activities was $82,000 in the three months ended March 31, 2001 as compared to $1.3 million in the three months ended March 31, 2000. Cash provided by financing activities in the three months ended March 31, 2001 resulted primarily from the issuance of $222,000 of common stock attributable to the exercise of warrants and the employee stock purchase plan offset by $94,000 of the capital lease payments and $45,000 of the convertible subordinated notes issuance costs. During the three months ended March 31, 2000 $1.3 million in cash provided by financing activities was the result of the issuance of common stock in the amount of $1.1 million. At March 31, 2001, we had cash and cash equivalents of $3.1 million, investments in available for sale securities of $14.2 million, working capital of $17.8 million, long term obligations of $21.2 million and stockholder equity of $6.1 million.

     We currently believe that cash, cash equivalents and investment balances will be sufficient to meet our current anticipated cash requirements for at least the next twelve months. However, there can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required. We intend to invest our cash in excess of current operating requirements in marketable government, Corporate and mortgage-backed securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                                    MARCH 31, 2001
                                    -----------------------------------------------
                                     BOOK VALUE       FAIR VALUE     INTEREST RATE
                                    ------------    --------------  ---------------
U.S. government treasury
  obligations...................    $   688,683     $    688,541          4.15%
Commercial bonds................     13,392,835       13,476,188          5.06%
                                    -----------     ------------
          Total investments.....    $14,081,518     $ 14,164,729
                                    ===========     ============

     The long-term debts on March 31, 2001 are comprised of convertible subordinated notes with an 8% interest rate and capital lease obligations with interest rates ranging from 8% to 13%. The cost of the convertible subordinated notes is approximately fair market value at March 31, 2001. We do not believe a fluctuation of 100 basis points in the prime rate would have a material adverse effect on us.


                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We are not a party to any pending material litigation nor are we aware of any pending or threatened litigation that would have a material adverse effect on the Company, our business or results of operation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the three months ended March 31, 2001, we issued
21,385 shares of common stock upon an exercise of outstanding warrants and received proceeds of $150,000. We relied upon Section 4 (2) of the Securities Act of 1933, as amended, to issue these shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

ITEM 5. OTHER INFORMATION.

                  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FROM 8-K

(A)      Exhibits
         Not applicable.

(B)      Reports on Form 8-K

         On February 9, 2001, Registrant filed a current report on Form 8-K disclosing that, on January 17, 2001, the Registrant publicly disseminated a press release unveiling a five-point initiative to accelerate its path to profitability, announcing its outlook and reporting its adoption of Staff Accounting Bulletin 101.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ONLINE RESOURCES CORPORATION

Date: May 15, 2001         By: /s/ Matthew P. Lawlor
------------------         -------------------------
                           Matthew P. Lawlor

                           Chairman and Chief Executive Officer
                           (Principal Executive Officer)

Date: May 15, 2001         By: /s/ Carl D. Blandino
------------------         ------------------------
                           Carl D. Blandino
                           Chief Financial Officer and Executive Vice President
                           (Principal Financial Officer)