Form 10-Q
period 2001-06-30
ONLINE RESOURCES & COMMUNICATIONS CORP
filed 2001-08-14
CIK 888953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO ___________________

COMMISSION FILE NUMBER 0-26123

ONLINE RESOURCES CORPORATION
 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	52-1623052
(STATE OR OTHER JURISDICTION OF INCORPORATION	(I.R.S. EMPLOYER

OR ORGANIZATION)	IDENTIFICATION NO.)

7600 COLSHIRE DRIVE, McLEAN, VIRGINIA	22102
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(703) 394-5100
 (REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X    NO __

      As of August 10, 2001 there were 11,708,881 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ONLINE RESOURCES CORPORATION

BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2001	2000

ASSETS	(UNAUDITED )

Current assets:

Cash and cash equivalents	$1,010,195	$1,771,477

Investments	10,872,130	19,688,454

Accounts receivable (net of allowance of approximately $148,000 and $117,000 at June 30, 2001 and December 31, 2000,

respectively)	3,287,033	3,026,010

Deferred implementation costs	892,835	809,901

Prepaid expenses and other current assets	680,957	540,780

Total current assets	16,743,150	25,836,622

Property and equipment, net	6,789,502	6,524,904

Deferred implementation costs, less current portion	711,151	712,828

Debt issuance costs	1,332,481	1,750,096

Other assets	357,778	303,978

Total assets	$25,934,062	$35,128,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$951,773	$858,980

Accrued expenses and other current liabilities	915,472	1,309,211

Accrued compensation expenses	818,162	947,136

Deferred revenues	1,065,785	1,103,964

Current portion of capital lease obligations	181,575	278,638

Total current liabilities	3,932,767	4,497,929

Capital lease obligation, less current maturities	151,596	232,125

Deferred revenues, less current portion	841,725	1,193,404

Notes payable	16,500,000	20,000,000

Total liabilities	21,426,088	25,923,458

Commitments

Series B redeemable convertible preferred stock; 100,000 shares

authorized, no shares issued and outstanding	—	—

Series C redeemable convertible preferred stock; 287,000 shares

authorized, no shares issued and outstanding	—	—

Stockholders’ equity:

Series A convertible preferred stock, $.01 par value; 1,000,000 shares

authorized, no shares issued and outstanding	—	—

Common stock, $.0001 par value; 35,000,000 shares authorized,

11,680,377 and 11,616,649 issued and outstanding at June 30,

2001 and December 31, 2000, respectively	1,168	1,162

Additional paid-in capital	85,480,814	85,238,538

Accumulated deficit	(80,453,478)	(75,482,307)

Deferred stock compensation	(166,579)	(185,894)

Receivable from the sale of common stock	(422,604)	(422,604)

Accumulated other comprehensive income	68,653	56,075

Total stockholders’ equity	4,507,974	9,204,970

Total liabilities and stockholders’ equity	$25,934,062	$35,128,428

See accompanying notes to unaudited financial statements.

ONLINE RESOURCES CORPORATION
UNAUDITED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2001	2000	2001	2000

Revenues:

Service fees	$5,228,172	$2,865,471	$10,158,122	$5,182,286

Implementation and other revenues	780,031	613,794	1,413,571	1,295,815

Total revenues	6,008,203	3,479,265	11,571,693	6,478,101

Costs and expenses:

Service costs	3,197,892	2,868,764	6,408,940	5,558,278

Implementation and other costs	361,616	287,299	798,347	592,970

Costs of revenues	3,559,508	3,156,063	7,207,287	6,151,248

Gross profit	2,448,695	323,202	4,364,406	326,853

General & administrative	1,852,144	1,501,391	3,597,576	3,163,708

Selling and marketing	1,549,754	2,162,027	3,060,907	4,428,841

Systems and development	1,468,389	1,684,762	2,970,731	3,111,715

Non-recurring charges	—	—	209,434	—

Total expenses	4,870,287	5,348,180	9,838,648	10,704,264

Loss from operations	(2,421,592)	(5,024,978)	(5,474,242)	(10,377,411)

Other (expense) income:

Interest income	194,892	237,547	399,742	538,551

Interest expense	(465,659)	(20,808)	(979,824)	(49,508)

Total other (expense) income	(270,767)	216,739	(580,082)	489,043

Loss before extraordinary item

and cumulative effect of change

in accounting principle	(2,692,359)	(4,808,239)	(6,054,324)	(9,888,368)

Extraordinary item- gain from

repurchase of debt	1,083,153	—	1,083,153	—

Cumulative effect of change in

accounting principle	—	—	—	(216,818)

Net loss	$(1,609,206)	$(4,808,239)	$(4,971,171)	$(10,105,186)

Loss per share:

Loss from operations	$(0.21)	$(0.44)	$(0.47)	$(0.92)

Loss before extraordinary item and

cumulative effect of change in

accounting principle	(0.23)	(0.42)	(0.52)	(0.87)

Extraordinary item	0.09	—	0.09	—

Cumulative effect of change in

accounting principle	—	—	—	(0.02)

Net loss	$(0.14)	$(0.42)	$(0.43)	$(0.89)

Pro forma amounts assuming the

accounting change is applied

retroactively:

Net loss				$(9,888,368)

Net loss per share				$(0.87)

Shares used in calculation of

loss per share:

Basic and diluted	11,680,377	11,541,131	11,663,703	11,338,162

See accompanying notes to unaudited financial statements.

ONLINE RESOURCES CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2001	2000

OPERATING ACTIVITIES

Net loss	$(4,971,171)	$(10,105,186)

Adjustments to reconcile net loss to net

cash used in operating activities:

Extraordinary item-gain on repurchase of debts	(1,083,153)	—

Depreciation	1,041,252	814,234

Amortization	180,093	—

Stock compensation expenses	39,619	128,350

Cumulative effect of change in accounting principle	—	216,818

Provision for losses on accounts receivable	31,119	(44,000)

Realized gain on investments	(54,488)	—

Amortization of bond discount	(27,917)	—

Changes in assets and liabilities:

Accounts receivable	(223,489)	(399,880)

Prepaid expenses and other current assets	(140,177)	20,286

Deferred implementation costs	(81,257)	(176,485)

Other assets	(53,800)	86,096

Accounts payable	92,793	(492,354)

Accrued expenses	(482,824)	557,490

Deferred revenues	(389,858)	437,218

Net cash used in operating activities	(6,123,258)	(8,957,413)

INVESTING ACTIVITIES

Purchases of available for sale securities	(16,380,394)	(15,106,538)

Sales of available for sale securities	25,223,048	24,065,290

Purchases of property and equipment	(1,305,850)	(1,616,815)

Net cash provided by investing activities	7,536,804	7,341,937

FINANCING ACTIVITIES

Net proceeds from issuance of common stock	221,978	1,353,633

Net repayment of stock subscription	—	314,636

Repayment of capital lease obligations	(177,592)	(332,282)

Repurchase of notes payable	(2,167,389)	—

Payment of financing costs	(51,825)	—

Net cash (used in) provided by financing activities	(2,174,828)	1,335,987

Net decrease in cash and cash equivalents	(761,282)	(279,489)

Cash and cash equivalents at beginning of period	1,771,477	1,588,187

Cash and cash equivalents at end of period	$1,010,195	$1,308,698

Supplemental information to statement of cash flows:

Cash paid for interest	873,020	49,508

Unrealized loss on investment	(12,578)	(28,680)

See accompanying notes to unaudited financial statements.

ONLINE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      Online Resources Corporation (the “Company”) is a leading Internet banking, bill payment and e-financial service provider to financial institutions. The Company provides its clients, primarily regional and community banks, thrifts and credit unions, with an end-to-end outsourced service, that is branded in the client’s name. This enables cost-effective delivery of Internet-based financial services to consumer, small business and other retail customers of the Company’s clients. By packaging transaction services with call center, database and support services, the Company offers an integrated financial hub and a single-source solution for its clients and their retail customers.

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

RECENT PRONOUNCEMENTS

      In July 2001, the Securities and Exchange Commission issued staff announcement, D-98, Classification and Measurement of Redeemable Securities. The announcement is required to be adopted in years beginning after December 15, 2001. The Company believes the announcement will not have a significant effect on the earnings or the financial position of the Company upon adoption.

RECLASSIFICATION

      Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

2. CHANGE IN REVENUE RECOGNITION FOR IMPLEMENTATION REVENUE

      The Company generates revenues from service fees, implementation fees, and other revenues. Revenues from service fees are derived from recurring monthly fees by providing services which include banking and bill payment, customer service, consumer marketing, information reporting, and administrative services, to financial institution clients, typically based on the number of enrolled retail customers. These services are priced on a monthly per retail customer basis, and in some cases, on a transaction basis. Implementation and other related revenues are generated from the linking of the Company’s financial institution clients to the Company’s Quotien(TM) e-financial suite through various networks and the Company’s gateways and the sale of PC software and customer service software used to access the e-financial suite. Effective January 1, 2001, we discontinued support of our proprietary PC software and screen-based telephone products which have not been a significant source of revenue.

      The Company previously recognized nonrefundable implementation fees as revenue under the percentage of completion method as certain milestone output measures were completed. During the year ended December 31, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 —Revenue Recognition in Financial Statements (“SAB 101”), effective January 1, 2000, and changed its method of accounting for nonrefundable implementation fees for all contracts to recognize such fees and the related incremental direct costs of implementation activities over the contract term as the services are provided, which typically range from one to five years (generally three years). The Company believes the change in accounting principle was preferable based on guidance provided in SAB 101. The cumulative effect of the accounting change as of January 1, 2000 was $217,000 ($1,371,000 of revenue less direct incremental costs of $1,154,000) and was recognized in the statement of operations for the three months ended March 31, 2000. The effect of the accounting change was to increase the net loss before the cumulative effect of the accounting change by $119,000 and $163,000 for the three months and six months ended June 30, 2000, respectively. Due to the adoption of SAB 101, $1,371,000 of revenue that was previously recognized under the Company’s prior revenue recognition policy will be recognized under the

Company’s revised revenue recognition policy through periods up to 2004 because some contract periods extend through 2004. During the three months and six months ended June 30, 2001, the Company recognized revenue of approximately $153,000 and $316,000, respectively, and related direct incremental costs that were included in the cumulative effect adjustment at January 1, 2000.

3. NON-RECURRING CHARGES

      The Company paid a one-time charge of $209,434 including severance and benefit payments during the six months ended June 30, 2001 as a result of the staff reduction of 23 employees, approximately 9% of the total employees, on January 3, 2001.

4. NET LOSS PER COMMON SHARE

      Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding.

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30,		JUNE 30,

	2001	2000	2001	2000

Loss before extraordinary item and

cumulative effect of change in accounting

principle	$(2,692,359)	$(4,808,239)	$(6,054,324)	$(9,888,368)

Extraordinary item	1,083,153	—	1,083,153	—

Cumulative effect of change in accounting

principle	—	—	—	(216,818)

Net loss	$(1,609,206)	$(4,808,239)	$(4,971,171)	$(10,105,186)

Weighted average number of common shares	11,680,377	11,541,131	11,663,703	11,338,162

Loss per share:

Basic and diluted	$(0.14)	$(0.42)	$(0.43)	$(0.89)

Proforma amounts assuming the accounting

change is applied retroactively:

Net loss				$(9,888,368)

Net loss per share				$(0.87)

      Due to their antidulitive effects, shares underlying outstanding stock options, warrants and convertible subordinated notes to purchase shares of common stock were excluded from the computation of diluted earnings per share for all periods presented.

5. EQUITY

      During the six months ended June 30, 2001, employees purchased 42,343 shares of common stock under the Company's employee stock purchase plan and individuals exercised warrants to purchase 21,385 shares of common stock with net proceeds to the Company of approximately $222,000.

6. NOTES PAYABLE

      On September 28, 2000, the Company completed the private placement of $20 million in convertible subordinated notes (the “Convertible Notes”) to a group of accredited investors and received proceeds of $18.7 million net of debt issuance costs of $1.3 million including commission of $917,200. The proceeds have been and will continue to be used for working capital. On May 22, 2001 and May 24, 2001, the Company repurchased $3,000,000 and $500,000, respectively, of the Convertible Notes in privately negotiated transactions. Accordingly, as of June 30, 2001, $16.5 million of the Convertible Notes remains outstanding and matures on September 30, 2005. The Convertible Notes carry an 8% coupon and interest payment dates are April 1 and October 1, commencing April 1, 2001. The Convertible Notes are convertible at a price of $4.75 per share subject to an annual reset under certain circumstances but in no event will the price be less than $4.00 per share. Subject to certain conditions, the Company may redeem all or part of the Convertible Notes prior to maturity. As of June 30, 2001, 4,210,526 shares were authorized and issuable upon conversion of the Convertible Notes. Jefferies & Company, Inc., one of the underwriters of the placement, also obtained 200,000 warrants that expire on September 30, 2005 that are exercisable at the same price as the conversion price under the Convertible Notes.

      Interest expense related to the Convertible Notes for the three months and six months ended June 30, 2001, was $370,000 and $780,000, respectively. As of June 30, 2001, accrued interest on notes payable totaled approximately $330,000. As of June 30, 2000, we had no accrued interest on notes payable as no notes were outstanding.

7. EXTRAORDINARY ITEM

      The extraordinary item represents a gain of $1,083,153 from the repurchase of $3.5 million of the Convertible Notes pursuant to privately negotiated transactions in May 2001. The funds used to repurchase the Convertible Notes represent a portion of the proceeds from the issuance of the Convertible Notes.

8. COMPONENTS OF COMPREHENSIVE INCOME

      Comprehensive income includes the Company’s net loss adjusted for changes, net of tax, of unrealized losses on investments in marketable securities. Comprehensive income for the three months and six months ended June 30, 2001 and 2000 is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2001	2000	2001	2000

Comprehensive income:

Net loss	$(1,609,206)	$(4,808,239)	$(4,971,171)	$(10,105,186)

Unrealized (loss) gain

on investments in marketable

securities	(22,348)	13,813	12,578	(28,680)

Total comprehensive loss:	$(1,631,554)	$(4,794,426)	$(4,958,593)	$(10,133,866)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE

      The following management’s discussion and analysis should be read in conjunction with the accompanying Financial Statements and Notes thereto. This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to:

•	Any statements in this document that are not statements of historical fact may be considered forward-looking;

•	Forecasts of growth in business-to-business electronic commerce, and growth in the number of consumers using online banking and billpaying services;

•	Statements regarding trends in our revenues, expense levels, and liquidity and capital resources;

•	Statements about the sufficiency of the proceeds from the sale of securities and cash balances to meet currently planned working capital and capital expenditure requirements for at least the next twelve months; and

•	Other statements identified or qualified by words such as “likely”, “will”, “suggest”, “may”, “would”, “could”, “should”, “expects”, “anticipates”, “estimates”, “plans”, “projects”, “believes”, “seek”, “intend” and other similar words that signify forward-looking statements.

      These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001. These risks include, among others, the following:

•	our history of losses and anticipation of future losses;

•	significant fluctuations of our quarterly financial results;

•	our dependence on the marketing efforts of third parties;

•	our dependence on our financial institution clients to market our services;

•	the potential uncertainty of our co-marketing efforts and the risk that such efforts may not be successful;

•	the potential fluctuations in our operating results;

•	our potential need for additional capital;

•	the possibility that we may not be able to expand to meet increased demand for our services and products;

•	our potential ability to compete with larger, more established businesses offering similar products or services;

•	our need to attract and retain skilled personnel due to our complex business;

•	our reliance on our patents and other intellectual property rights;

•	our ability to promote our services to be broadly used and accepted by consumers;

•	the potential obsolescence of our technology or the offering of new, more efficient means of conducting Internet banking and bill payment;

•	the potential impact of the consolidation of the banking and financial services industry;

•	reduction or elimination of the fees for some services due to the consumer demand for low-cost or free online financial services;

•	our failure to successfully implement a system upgrade or conversion may adversely affect our reputation and our business;

•	government regulation could interfere with our business;

•	our certificate of incorporation and bylaw provisions may prevent or delay third parties from buying your stock;

•	control of our management and affairs by our management and directors;

•	our volatile stock price;

•	a substantial number of shares of common stock may be sold, which could affect the trading prices of our common stock and the convertible notes;

•	the possibility that we fail to meet listing standards for continued listing on The Nasdaq National Market;

•	security breaches or system failures could disrupt our business and we could be liable for some types of failure; and

•	if we lose a material client, our business may be adversely impacted.

OVERVIEW

      We are a leading service provider for Internet banking, bill payment and e-financial services to financial institutions. We provide our clients a cost-effective outsourced service, branded in their name, by seamlessly integrating Internet banking, electronic bill payment, and other e-financial services into a single-vendor, end-to-end solution. As part of our services, we provide customer support through our call center, marketing services, web site design, implementation and other services.

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

•	Service fees. Our service fee revenues are derived from recurring monthly fees by providing services which include banking and bill payment, customer service, consumer marketing, information reporting, and administrative services, to financial institution clients, typically based on the number of enrolled retail customers. These services are priced on a monthly per retail customer basis, and in some cases, on a transaction basis. We recognize these revenues as services are provided.

•	Implementation and other revenues. We generate revenue from implementation of our fully integrated services to our financial institution clients. Implementation fees are paid on a one-time basis at signing. We previously recognized nonrefundable implementation fees as revenue under the percentage of completion method as certain milestone output measures were completed. During the year ended December 31, 2000, effective January 1, 2000, we adopted SEC Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements (“SAB 101”) and changed our method of accounting for nonrefundable implementation fees for all contracts to recognize such fees over the contract term as the services are provided, which typically range from one to five years. We also derive revenue from sales of related enabling products and software at fixed prices, including our PC software and customer service software. These have not been a significant source of revenue and continue to decline as retail customers migrate to the web service. Effective January 1, 2001, we discontinued support of our proprietary PC software and screen-based telephone.

      Historically, the majority of our resources have been directed to creating our proprietary system. Our proprietary system enables us to provide a broad range of services to our financial institution clients including Internet banking, bill paying, and access to complementary financial services supported by our customer call center, marketing services and other support services. While investment to date has been significant, we believe the infrastructure we have built will enable us to support our anticipated growth over the next several years with only modest cost increases associated with adding retail customers.

FINANCIAL CONDITION

      Since our founding, we have incurred high costs to create and upgrade our infrastructure, while generating low revenues. As a result, we have historically experienced large operating losses and negative cash flow. At June 30, 2001, we had an accumulated deficit of $80.5 million and net property and equipment of $6.8 million. We have funded our operations primarily through the issuance of equity and debt securities. Ongoing working capital requirements will primarily consist of personnel costs related to enhancing and maintaining our system. We expect to continue to incur losses in the near future.

      As of June 30, 2001, we had $1.0 million in cash and cash equivalents and $10.9 million in investments as compared to $1.8 million in cash and cash equivalents and $19.7 million in investments as of December 31, 2000. The decrease in cash and investments results from cash used for operating purposes and the repurchase of $3.5 million of 8% convertible subordinated notes. Total liabilities decreased from $25.9 million as of December 31, 2000 to $21.4 million as of June 30, 2001 primarily as a result of the repurchase of $3.5 million of 8% convertible subordinated notes, decreases in deferred revenues and capital lease obligations.

      Our limited operating history makes it difficult to evaluate our prospects for success and our revenue and profitability potential is unproven.

RESULTS OF OPERATIONS

      The following table presents certain items derived from our statements of operations expressed as a percentage of revenue.

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2001	2000	2001	2000
Statement of Operations Data:

Revenues:

Service fees	87.0%	82.4%	87.8%	80.0%

Implementation and other revenues	13.0	17.6	12.2	20.0

Total revenues	100.0	100.0	100.0	100.0

Expenses:

Cost of revenues	59.2	90.7	62.3	95.0

Gross margin	40.8	9.3	37.7	5.0

General and administrative	30.8	43.2	31.1	48.8

Sales and marketing	25.8	62.1	26.5	68.4

Systems and development	24.5	48.4	25.7	48.0

Non-recurring charges	—	—	1.8	—

Total expenses	81.1	153.7	85.1	165.2

Loss from operations	(40.3)	(144.4)	(47.4)	(160.2)
Other (expense) income	(4.5)	6.2	(5.0)	7.5

Extraordinary item	18.0	—	9.4	—

Cumulative effect of change

in accounting principle	—	—	—	(3.3)

Net loss	(26.8)%	(138.2)%	(43.0)%	(156.0)%

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

      Revenues. We derive revenues from service fees, implementation and other revenues. Revenues increased $2.5 million, or 72.7%, to $6.0 million for the three months ended June 30, 2001 as compared to $3.5 million for the same period in 2000. This increase was primarily attributable to a 82.5% increase in service fees which were largely recurring and driven by an increase of 93.1% in the number of retail customers and an increase of 101.2% in the number of transactions offset by lower service fees per user measured at June 30, 2001 and June 30, 2000. Additionally, implementation and other revenues increased $166,000, or 27.1%, to $780,000 as a result of the cancellation fees from a client acquired by another financial institution and an increase in demand of professional services.

      Cost of Revenues. Cost of revenues primarily includes telecommunications, payment processing, systems operations, customer service, implementation and related products. Cost of revenues increased $403,000, or 12.8%, to $3.6 million for the three months ended June 30, 2001 as compared to $3.2 million for the same period in 2000. This increase was primarily attributable to a $358,000 increase in bill payment processing and customer service costs. These increases resulted from increases in the number of retail customers, transactions, banking expenses and staff to support the growth of our operations.

      Gross Profit. Gross profit increased to $2.4 million from $323,000 for the three months ended June 30, 2001 and 2000, respectively. Gross margin for the same periods improved to 41% from 9% primarily due to increased service fees leveraged over our relatively fixed costs of revenue as a result of improved efficiency from technology development and cost control initiative. Gross margin for service fees improved as a result of increased end user growth without a corresponding incremental increase in costs.

      General and Administrative. General and administrative expenses are comprised primarily of salaries for executive, administrative and financial control personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $351,000, or 23.4%, to $1,852,000 as compared to $1,501,000 for the three months ended June 30, 2001 and 2000, respectively. The increase was primarily attributed to higher depreciation expense as a result of capital expenditures of approximately $3.2 million between June 30, 2000 and June 30, 2001 and an increase in other overhead expenses necessary to support the growing business operations.

      Sales and Marketing. Sales and marketing expenses consist of salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses decreased $612,000, or 28.3%, to $1.5 million for the three months ended June 30, 2001 as compared to $2.2 million for the same period in 2000. The principal reason for the decrease in sales and marketing expenses was a decline in advertising and commission expenses and a reduction in staffs as a result of consolidating certain client service responsibilities.

      Systems and Development. Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the research and development of new services and products, and new technology to enhance existing products. Systems and development expenses decreased $216,000, or 12.8%, to $1.5 million for the three months ended June 30, 2001 as compared to $1.7 million for the same period in 2000. The decrease in our systems and development expenses was primarily due to the reduction in consulting fees associated with our efforts to control costs.

      Loss from Operations. Loss from operations decreased $2.6 million, or 51.8%, to $2.4 million as compared to $5.0 million for the three months ended June 30, 2001 and 2000, respectively. Loss from operations significantly decreased between the two periods, primarily as a result of increases in service fees and gross profit driven by growth in our customer base, decreases in various expenditures and costs derived from our cost-cutting initiatives, as well as other factors described above.

      Other Income and Expense. Interest income decreased $43,000, or 18.0%, to $195,000 for the three months ended June 30, 2001 as compared to $238,000 for the same period in 2000, primarily due to lower interest rates. Interest expenses increased $445,000, or 2137.9%, to $466,000 for the three months ended June 30, 2001 as compared to $20,808 for the same period in 2000 as the result of the interest expense incurred in connection with the issuance of 8% convertible subordinated notes on September 28, 2000. Going forward, until at least September 2005, unless the convertible notes are earlier converted, we will continue to incur interest expenses due to the convertible subordinated notes.

      Net Loss and Loss Per Share. Net loss was $1.6 million compared to a loss of $4.8 million for the three months ended June 30, 2001 and 2000, respectively. For the three months ended June 30, 2001 and 2000 the basic and diluted loss per share were $(0.14) and $(0.42), respectively. Excluding gain from repurchase of debt, we would have reported loss per share of $(0.23) and $(0.42), for the three months ended June 30, 2001 and 2000, respectively, as a result of the various factors noted above.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

      Revenues. Revenues increased $5.1 million, or 78.6%, to $11.6 million for the six months ended June 30, 2001 as compared to $6.5 million for the same period in 2000. This increase was primarily attributable to a 96.0% increase in service fees which were largely recurring and driven by an increase of 93.1% in the number of retail customers and an increase of 111.0% in the number of transactions. Additionally, implementation and other revenues increased $118,000, or 9.1%, to $1.4 million as a result of an increase in professional service revenue offset by discontinued screen phone and proprietary PC software revenues.

      Cost of Revenues. Cost of revenues increased $1.1 million, or 17.2%, to $7.2 million for the six months ended June 30, 2001 as compared to $6.2 million for the same period in 2000. This increase was primarily attributable to a $462,000 increase in bill payment processing costs and a $417,000 increase in customer service costs. These increases resulted from expansion in the number of retail customers, transactions, banking expenses and staff to support the growth of operations.

      Gross Profit. Gross profit increased to $4.4 million from $327,000 for the six months ended June 30, 2001 and 2000, respectively. Gross margin for the same periods improved to 37.7% from 5.0% primarily due to increased service fees leveraged over our relatively fixed costs of revenue as a result of the continued efforts to improve efficiency and our cost control initiatives. Gross margin for service fees positively affected by increased end user growth without a corresponding incremental increase in costs.

      General and Administrative. General and administrative expenses increased $434,000, or 13.7%, to $3.6 million as compared to $3.2 million for the six months ended June 30, 2001 and 2000, respectively. The increase was primarily attributed to higher depreciation expense as a result of capital expenditures of approximately $3.2 million, increased personnel expenses and other overhead expenses necessary to support the growing business operations.

      Sales and Marketing. Sales and marketing expenses decreased $1.4 million, or 30.9%, to $3.1 million for the six months ended June 30, 2001 as compared to $4.4 million for the same period in 2000. The principal reason for the decrease in sales and marketing expenses was a decline in advertising and commission expenses and a reduction in staffs as a result of consolidating certain client service responsibilities.

      Systems and Development. Systems and development expenses decreased $141,000, or 4.5%, to $3.0 million for the six months ended June 30, 2001 as compared to $3.1 million for the same period in 2000. The decrease in our systems and development expenses was primarily due to the reduction in consulting fees associated with our efforts to control costs.

      Non-Recurring Charges. As a result of the reduction in staffs by approximately 9% on January 3, 2001, we paid a one-time charge of $209,000 including severance costs and benefit payments during the six months ended June 30, 2001.

      Loss from Operations. Loss from operations decreased $4.9 million, or 47.2%, to $5.5 million as compared to $10.4 million for the six months ended June 30, 2001 and 2000, respectively. Excluding one-time charges related to the staff reduction, loss from operations decreased $5.1 million, or 49.3%, between the two periods, primarily as a result of increases in service fees and gross profit driven by growth in our customer base, decreases in various expenditures and costs derived from our cost-cutting initiatives, as well as other factors describved above.

      Other Income and Expense. Interest income decreased $139,000, or 25.8%, to $400,000 for the six months ended June 30, 2001 as compared to $539,000 for the same period in 2000, primarily due to lower interest rates. Interest expenses increased $930,000, or 1879.1%, to $980,000 for the six months ended June 30, 2001 as compared to $49,508 for the same period in 2000 as the result of the interest expense in connection with the issuance of 8% convertible subordinated notes on September 28, 2000. Going forward, until at least September 2005, unless the convertible notes are earlier converted, we will continue to incur interest expenses due to the convertible subordinated notes.

      Net Loss and Loss Per Share. Net loss was $5.0 million compared to a loss of $10.1 million for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000 the basic and diluted loss per share were $(0.43) and $(0.89), respectively. Excluding gain from repurchase of debt, non-recurring charges and cumulative effect of change in accounting principle, we would have reported loss per share of $(0.50) and $(0.87), for the six months ended June 30, 2001 and 2000, respectively, as a result of the various factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and investments in available for sale securities decreased $9.6 million to $11.9 million from $21.5 million as of June 30, 2001 and December 31, 2000, respectively.

      Net cash used in operating activities was $6.1 million for the six months ended June 30, 2001. The decrease resulted primarily from a net loss of $5.0 million and $1.1 million of gain from repurchase of debts.

      Net cash provided from investing activities for the six months ended June 30, 2001 was $7.5 million, which primarily resulted from the net reduction of $8.8 million in available for sale securities. In addition, capital expenditures were $1.3 million for the six months ended June 30, 2001.

      Net cash used in financing activities was $2.2 million for the six months ended June 30, 2001 relating primarily to $2.2 million in net payments made to repurchase $3.5 million of 8% convertible subordinated notes. At June 30, 2001, we had cash and cash equivalents of $1.0 million, investments in available for sale securities of $10.9 million, working capital of $12.8 million, long-term obligations of $17.5 million and stockholder equity of $4.5 million.

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

	JUNE 30, 2001

	BOOK VALUE	FAIR VALUE	INTEREST RATE

U.S. government treasury

obligations	$907,383	$907,452	4.18%

Commercial bonds	9,964,747	10,033,331	4.31%

Total investments	$10,872,130	$10,940,783

      The long-term debts on June 30, 2001 are comprised of convertible subordinated notes with an 8% interest rate and capital lease obligations with interest rates ranging from 8% to 13%. The cost of the convertible subordinated notes is approximately fair market value at June 30, 2001. We do not believe a fluctuation of 100 basis points in the prime rate would have a material adverse effect on us.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      We are not a party to any pending material litigation nor are we aware of any pending or threatened litigation that would have a material adverse effect on the Company, our business or results of operation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On June 6, 2001, the Company held its annual meeting of shareholders (the “Annual Meeting”). There were three proposals submitted to a vote of the shareholders at the Annual Meeting: (i) to elect three Directors; (ii) to approve the amendment to the 1999 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 600,000 shares; and (iii) to ratify the appointment of the independent auditors for the fiscal year ending December 31, 2001.

      At the Annual Meeting each of the following persons were elected to serve as directors of the Company until the 2004 annual meeting: Matthew P. Lawlor was elected with 9,343,515 votes cast in favor of election and 42,945 cast against election and Ervin R. Shames and Barry D. Wessler were each elected with 9,343,586 votes cast in favor of election and 42,874 cast against election. The directors whose terms continued after the Annual Meeting are Michael H. Heath, Thomas S. Johnson, George M. Middlemas, David A. O’Connor and Joseph S. Spalluto. Next, the shareholders approved the amendment to the 1999 Stock Option Plan with 7,971,530 votes cast in favor, 1,228,064 votes cast against, 186,865 votes abstaining and one broker non-vote. Finally, the shareholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors, with 9,381,310 votes cast in favor of this proposal, 4,975 votes cast against, 175 votes abstaining and no broker non-votes.

      No other matters were submitted to the shareholders for a vote.

ITEM 5. OTHER INFORMATION.

                  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

None.

(B)	Reports on Form 8-K

      Online Resources Corporation did not file any Form 8-K reports during the quarter ended June 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE RESOURCES CORPORATION

Date: August 14, 2001	By: /s/ Matthew P. Lawlor

Matthew P. Lawlor

Chairman and Chief Executive Officer

(Principal Executive Officer)

Date: August 14, 2001	By: /s/ Carl D. Blandino

Carl D. Blandino

Chief Financial Officer and Executive Vice President

(Principal Financial Officer)