Form 10-Q
period 2001-09-30
ONLINE RESOURCES & COMMUNICATIONS CORP
filed 2001-11-13
CIK 888953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO
                               -----------------    -------------------

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

                                 YES X   NO
                                    ---    ---

     As of November 13, 2001 there were 13,376,890 shares of the issuer's common stock outstanding.

                          ONLINE RESOURCES CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
Part I.             FINANCIAL INFORMATION
Item 1:             Financial Statements
                    Unaudited Balance Sheets at September 30, 2001 and December 31, 2000     1

                    Unaudited Statements of Operations for the three months and nine         2
                    months ended September 30, 2001 and 2000

                    Unaudited Statements of Cash Flows for the nine months ended             3
                    September 30, 2001 and 2000

                    Notes to Financial Statements (unaudited)                                4

Item 2:             Management's Discussion and Analysis of Financial Condition and          7
                    Results of Operations

Item 3:             Quantitative and Qualitative Disclosures about Market Risk              12

PART II             OTHER INFORMATION

Item 1:             Legal Proceedings                                                       12

Item 2, 3 and 4:    Not Applicable                                                          12

Item 5:             Other Information                                                       12

Item 6:             Exhibits and Reports on Form 8-K                                        12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          ONLINE RESOURCES CORPORATION

                            UNAUDITED BALANCE SHEETS


                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                 2001                2000
                                                                             ------------        ------------
 ASSETS
 Current assets:
     Cash and cash equivalents                                               $  2,076,433        $  1,771,477
     Investments                                                                7,632,472          19,688,454
     Accounts receivable (net of allowance of approximately $46,000 and $117,000 at September 30, 2001 and December 31, 2000,
       respectively)                                                            3,127,014           3,026,010
     Deferred implementation costs                                                919,783             809,901
     Prepaid expenses and other current assets                                    906,686             540,780
                                                                             ------------        ------------
          Total current assets                                                 14,662,388          25,836,622

Property and equipment, net                                                     7,029,393           6,524,904
Deferred implementation costs, less current portion                               675,025             712,828
Debt issuance costs                                                             1,065,286           1,750,096
Other assets                                                                      347,738             303,978
                                                                             ------------        ------------
          Total assets                                                       $ 23,779,830        $ 35,128,428
                                                                             ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $    828,199        $    858,980
     Accrued expenses and other current liabilities                             1,253,188           1,309,211
     Accrued compensation expenses                                                584,399             947,136
     Deferred revenues                                                            983,029           1,103,964
     Current portion of capital lease obligations                                 308,416             278,638
                                                                             ------------        ------------
          Total current liabilities                                             3,957,231           4,497,929

Capital lease obligation, less current maturities                                 423,928             232,125
Deferred revenues, less current portion                                           700,461           1,193,404
Notes payable                                                                  14,000,000          20,000,000
                                                                             ------------        ------------
          Total liabilities                                                    19,081,620          25,923,458

Commitments
Series B redeemable convertible preferred stock; 100,000 shares
     authorized, no shares issued and outstanding                                      --                  --
Series C redeemable convertible preferred stock; 287,000 shares
     authorized, no shares issued and outstanding                                      --                  --

Stockholders' equity:
Series A convertible preferred stock, $.01 par value; 1,000,000 shares
     authorized, no shares issued and outstanding                                      --                  --
Common stock, $.0001 par value; 35,000,000 shares authorized,
     12,961,521 and 11,616,649 issued and outstanding at September 30,
     2001 and December 31, 2000, respectively                                       1,296               1,162
Additional paid-in capital                                                     88,763,421          85,238,538
Accumulated deficit                                                           (83,561,910)        (75,482,307)
Deferred stock compensation                                                      (147,263)           (185,894)
Receivable from the sale of common stock                                         (422,604)           (422,604)
Accumulated other comprehensive income                                             65,270              56,075
                                                                             ------------        ------------
      Total stockholders' equity                                                4,698,210           9,204,970
                                                                             ------------        ------------
      Total liabilities and stockholders' equity                             $ 23,779,830        $ 35,128,428
                                                                             ============        ============

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                          ONLINE RESOURCES CORPORATION
                       UNAUDITED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                2001               2000               2001               2000
                                            ------------       ------------       ------------       ------------
Revenues:
 Service fees                               $  5,746,278       $  3,724,723       $ 15,904,399       $  8,907,009
 Implementation and other revenues               628,284            479,090          2,041,854          1,774,905
                                            ------------       ------------       ------------       ------------
  Total revenues                               6,374,562          4,203,813         17,946,253         10,681,914

Costs and expenses:
 Service costs                                 3,203,951          3,059,839          9,612,891          8,618,117
 Implementation and other costs                  357,710            293,839          1,156,057            886,809
                                            ------------       ------------       ------------       ------------
  Costs of revenues                            3,561,661          3,353,678         10,768,948          9,504,926
                                            ------------       ------------       ------------       ------------
Gross profit                                   2,812,901            850,135          7,177,305          1,176,988

 General & administrative                      1,709,040          1,580,854          5,306,616          4,744,562
 Selling and marketing                         1,480,582          2,269,018          4,541,491          6,697,858
 Systems and development                       1,534,422          1,568,796          4,505,152          4,680,510
 Non-recurring charges                                --                 --            209,434                 --
                                            ------------       ------------       ------------       ------------
  Total expenses                               4,724,044          5,418,668         14,562,693         16,122,930
                                            ------------       ------------       ------------       ------------
Loss from operations                          (1,911,143)        (4,568,533)        (7,385,388)       (14,945,942)

Other (expenses) income:
 Interest income                                 135,071            168,467            534,813            707,018
 Interest expense                               (410,613)           (25,199)        (1,390,437)           (74,707)
 Debt conversion expense                        (921,744)                --           (921,744)                --
                                            ------------       ------------       ------------       ------------
  Total other (expenses) income               (1,197,286)           143,268         (1,777,368)           632,311
                                            ------------       ------------       ------------       ------------

Loss before extraordinary item and
 cumulative effect of change in
 accounting principle                         (3,108,429)        (4,425,265)        (9,162,756)       (14,313,631)
Extraordinary item- gain from
 repurchase of debt                                   --                 --          1,083,153                 --
Cumulative effect of change in
 accounting principle                                 --                 --                 --           (216,818)
                                            ------------       ------------       ------------       ------------
Net loss                                    $ (3,108,429)      $ (4,425,265)      $ (8,079,603)      $(14,530,449)
                                            ============       ============       ============       ============

Loss per share:
 Loss from operations                       $      (0.16)      $      (0.39)      $      (0.63)      $      (1.31)
 Loss before extraordinary item and
  cumulative effect of change
  in accounting principle                          (0.26)             (0.38)             (0.78)             (1.25)
 Extraordinary item                                   --                 --               0.09                 --
 Cumulative effect of change in
  accounting principle                                --                 --                 --              (0.02)
   Net loss                                 $      (0.26)      $      (0.38)      $      (0.69)      $      (1.27)

Pro forma amounts assuming the
accounting change is applied
retroactively:
 Net loss                                                                                            $(14,313,631)
 Net loss per share                                                                                  $      (1.25)

Shares used in calculation of loss per
share:
 Basic and diluted                            11,731,259         11,594,792         11,688,038         11,425,557


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                          ONLINE RESOURCES CORPORATION

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                        2001                2000
                                                                   ------------        ------------
OPERATING ACTIVITIES
Net loss                                                           $ (8,079,603)       $(14,530,449)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
    Extraordinary item- gain on repurchase of debt                   (1,083,153)                 --
    Debt conversion expense                                             921,744                  --
    Depreciation                                                      1,580,217           1,255,020
    Amortization                                                        257,441                  --
    Stock compensation expense                                           58,935             147,665
    Cumulative effect of change in accounting principle                      --             216,818
    Provision for losses on accounts receivable                         (70,929)            (38,000)
    Realized gain on investments                                        (65,279)                 --
    Amortization of bond discount                                       (22,714)                 --
    Other                                                                    --             (69,028)
  Changes in assets and liabilities:
    Accounts receivable                                                 (30,075)         (1,172,048)
    Prepaid expenses and other current assets                          (365,906)           (114,558)
    Deferred implementation costs                                       (72,079)           (289,442)
    Accrued interest                                                         --             (99,097)
    Other assets                                                        (43,760)               (367)
    Accounts payable                                                    (30,781)           (101,272)
    Accrued expenses                                                   (378,871)            425,291
    Deferred revenues                                                  (613,878)            481,039
                                                                   ------------        ------------
Net cash used in operating activities                                (8,038,691)        (13,888,428)

INVESTING ACTIVITIES
Purchase of available for sale securities                           (18,475,902)        (35,633,983)
Sales of available for sale securities                               30,629,072          31,890,309
Purchases of property and equipment                                  (1,576,644)         (2,189,845)
                                                                   ------------        ------------
Net cash provided by (used in) investing activities                  10,576,526          (5,933,519)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                              273,463           1,516,210
Net repayment of stock subscription                                          --             227,636
Repayment of capital lease obligations                                 (286,481)           (550,738)
Net proceeds from issuance of convertible subordinated notes                 --          18,798,782
Repurchase of notes payable                                          (2,167,389)                 --
Payment of financing costs                                              (52,472)                 --
                                                                   ------------        ------------
Net cash (used in) provided by financing activities                  (2,232,879)         19,991,890
                                                                   ------------        ------------
Net increase in cash and cash equivalents                               304,956             169,943
Cash and cash equivalents at beginning of period                      1,771,477           1,588,187
                                                                   ------------        ------------
Cash and cash equivalents at end of period                         $  2,076,433        $  1,758,130
                                                                   ============        ============

Supplemental information to statement of cash flows:

  Cash paid for interest                                              1,131,855              74,707
  Conversion of notes payable                                         2,500,000                  --
  Acquisition of property and equipment by capital lease                508,062             155,762
  Unrealized gain (loss) on investment                                    9,195             (55,838)


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                          ONLINE RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Online Resources Corporation (the "Company") is a leading outsourcer of e-financial services with over 500 bank and credit union clients. The Company's comprehensive Quotien (SM) suite of services provides Internet banking, electronic bill payment-presentment, and other consumer and small business e-finance applications. The Company performs 24x7 customer care and consumer marketing services, giving clients the benefit of a single, integrated solution, backed by a unique end-to-end service guarantee and real-time transaction capabilities.

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

RECENT PRONOUNCEMENTS

     In July 2001, the Securities and Exchange Commission issued staff announcement, D-98, Classification and Measurement of Redeemable Securities. The announcement is required to be adopted in years beginning after December 15, 2001. The Company believes that the announcement will not have a significant effect on the earnings or the financial position of the Company upon adoption.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company will be required to adopt this statement no later than January 1, 2002 and is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

RECLASSIFICATION

     Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

2. CHANGE IN REVENUE RECOGNITION FOR IMPLEMENTATION REVENUE

     The Company generates revenues from service fees, implementation fees, and other revenues. Revenues from service fees are derived from recurring monthly fees by providing services which include banking and bill payment, customer service, consumer marketing, information reporting, and administrative services, to financial institution clients, typically based on the number of billable customers. These services are priced on a monthly per billable customer basis, and in some cases, on a transaction basis. Implementation and other related revenues are generated from the linking of the Company's financial institution clients to the Company's Quotien(TM) e-financial suite through various networks and the Company's gateways and the sale of PC software and customer service software used to access the e-financial suite. Effective January 1, 2001, we discontinued support of our proprietary PC software and screen-based telephone, both of which we previously sold, but neither of which produced any material revenue for the Company.

     The Company previously recognized nonrefundable implementation fees as revenue under the percentage of completion method as certain milestone output measures were completed. During the year ended December 31, 2000, the Company adopted SEC Staff

Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements ("SAB 101"), effective January 1, 2000, and changed its method of accounting for nonrefundable implementation fees for all contracts to recognize such fees and the related incremental direct costs of implementation activities over the contract term as the services are provided, which typically range from one to five years (generally three years). The Company believes the change in accounting principle was preferable based on guidance provided in SAB 101. The cumulative effect of the accounting change as of January 1, 2000 was $217,000 ($1,371,000 of revenue less direct incremental costs of $1,154,000) and was recognized in the statement of operations for the three months ended March 31, 2000. The effect of the accounting change was to increase the net loss before the cumulative effect of the accounting change by $9,000 and $172,000 for the three months and nine months ended September 30, 2000, respectively. Due to the adoption of SAB 101, $1,371,000 of revenue that was previously recognized under the Company's prior revenue recognition policy will be recognized under the Company's revised revenue recognition policy through periods up to 2004 because some contract periods extend through 2004. During the three months and nine months ended September 30, 2001, the Company recognized revenue of approximately $120,000 and $441,000, respectively, and related direct incremental costs that were included in the cumulative effect adjustment at January 1, 2000.

3. NON-RECURRING CHARGES

     The Company incurred a one-time charge of $209,434 including severance and benefit payments during the nine months ended September 30, 2001 as a result of the staff reduction of 23 employees, approximately 9% of the total employees, on January 3, 2001.

4. NET LOSS PER COMMON SHARE

     Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding.

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       ------------------                    -----------------
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                           -------------                        -------------
                                                     2001                2000              2001               2000
                                                --------------      --------------      ------------       ------------
Loss before extraordinary item and
  cumulative effect of change in accounting
  principle                                     $   (3,108,429)     $   (4,425,265)     $ (9,162,756)      $(14,313,631)
Extraordinary item                                          --                  --         1,083,153                 --
Cumulative effect of change in accounting
  principle                                                 --                  --                --           (216,818)
                                                --------------      --------------      ------------       ------------
Net loss                                        $   (3,108,429)     $   (4,425,265)     $ (8,079,603)      $(14,530,449)
                                                ==============      ==============      ============       ============

Weighted average number of common shares            11,731,259          11,594,792        11,688,038         11,425,557

Loss per share:
    Basic and diluted                           $        (0.26)     $        (0.38)     $      (0.69)      $      (1.27)
                                                ==============      ==============      ============       ============

Proforma amounts assuming the accounting
   change is applied retroactively:
   Net loss                                                                                                $(14,313,631)
                                                                                                           ============
   Net loss per share                                                                                      $      (1.25)
                                                                                                           ============

     Due to their antidulitive effects, shares underlying outstanding stock options, warrants and convertible subordinated notes to purchase shares of common stock were excluded from the computation of diluted earnings per share for all periods presented.

5. EQUITY

     During the nine months ended September 30, 2001, employees purchased 70,847 shares of common stock under the Company's employee stock purchase plan and 4,004 shares of common stock under the Company's stock option plan and individuals exercised warrants to purchase 21,385 shares of common stock with net proceeds to the Company of approximately $273,000. On September 28, 2001, $2.5 million of the 8% convertible subordinated notes (the "Convertible Notes") were converted at $2.00 per share of common stock (Note 6). This conversion resulted in an issuance of 1,250,000 shares of common stock. No cash proceeds were obtained from the conversion.

6. NOTES PAYABLE

     On September 28, 2000, the Company completed the private placement of $20 million in Convertible Notes to a group of accredited investors and received proceeds of $18.7 million net of debt issuance costs of $1.3 million including commission of

$917,200. The proceeds have been and will continue to be used for working capital. The Convertible Notes carry an 8% coupon and interest payment dates are April 1 and October 1, commencing April 1, 2001. The Convertible Notes were initially convertible at a price of $4.75 per share but are subject to an annual reset under certain circumstances. In no event can the conversion price be less than $4.00 per share. Subject to certain conditions, the Company may redeem all or part of the Convertible Notes prior to maturity. As of September 30, 2001, 4,210,526 shares were authorized and issuable upon conversion of the Convertible Notes. Jefferies & Company, Inc., one of the underwriters of the private placement, also obtained 200,000 warrants that expire on September 30, 2005 that are exercisable at the same price as the conversion price under the Convertible Notes.

     On May 22, 2001 and May 24, 2001, the Company repurchased $3,000,000 and $500,000, respectively, of the Convertible Notes in privately negotiated transactions.

     On September 28, 2001, $2.5 million of the Convertible Notes were converted at $2.00 per common share instead of the $4.00 conversion price that otherwise existed under the Convertible Notes. This induced conversion resulted in the issuance of 1,250,000 shares or 625,000 additional shares had the Convertible Notes been converted at the $4.00 per common share conversion price. The net shareholders' equity increase consisted of $3.2 million of common stock and additional paid in capital, offset by a $922,000 non-cash debt conversion expense. Accordingly, as of September 30, 2001, $14.0 million of the Convertible Notes remains outstanding and matures on September 30, 2005.

     Interest expense related to the Convertible Notes for the three months and nine months ended September 30, 2001, was $311,000 and $1,091,000, respectively. As of September 30, 2001, accrued interest on notes payable totaled $660,000.

7. EXTRAORDINARY ITEM

     The extraordinary item represents a gain of $1,083,153 from the repurchase of $3.5 million of the Convertible Notes pursuant to privately negotiated transactions in May 2001. The funds used to repurchase the Convertible Notes represent a portion of the proceeds from the issuance of the Convertible Notes.

8. COMPONENTS OF COMPREHENSIVE INCOME

     Comprehensive income includes the Company's net loss adjusted for changes, net of tax, of unrealized losses on investments in marketable securities. Comprehensive income for the three months and nine months ended September 30, 2001 and 2000 is as follows:

                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                            SEPTEMBER 30                         SEPTEMBER 30
                                       2001               2000               2001               2000
                                  ------------       ------------       ------------       ------------
Comprehensive income:
  Net loss                        $ (3,108,429)      $ (4,425,265)      $ (8,079,603)      $(14,530,449)
  Unrealized (loss) gain on
   investments in marketable
   securities                           (3,383)           (27,158)             9,195            (55,838)
                                  ------------       ------------       ------------       ------------
Total comprehensive loss:         $ (3,111,812)      $ (4,452,423)      $ (8,070,408)      $(14,586,287)
                                  ============       ============       ============       ============

9. SUBSEQUENT EVENTS

     On November 1, 2001, a holder converted $350,000 of the Convertible Notes into 87,500 shares of common stock at $4.00 per share, the price at which the Convertible Notes are now convertible.

     On November 2, 2001, $1.0 million of the Convertible Notes were converted at $3.05 per common share instead of the $4.00 conversion price that otherwise existed under the Convertible Notes. This induced conversion resulted in the issuance of 327,869 shares or 77,869 additional shares had the Convertible Notes been converted at the $4.00 per common share conversion price. The net shareholders' equity increase consisted of $1.18 million of common stock and additional paid in capital, offset by a $250,000 non-cash debt conversion expense. As of November 2, 2001, $12.65 million of the Convertible Notes remains outstanding and matures on September 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE

     The following management's discussion and analysis should be read in conjunction with the accompanying Financial Statements and Notes thereto. This Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to:

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

     -    our potential need for additional capital to stay in business;

     -    our dependence on the marketing efforts of third parties;

     - our dependence on our financial institution clients to market our services;

     - the possibility that we may not be able to expand to meet increased demand for our services and related products;

     - the potential uncertainty of our co-marketing efforts and the risk that such efforts may not be successful;

     -    the potential loss of a material client;

     - our potential inability to compete with larger, more established businesses offering similar products or services;

     - the possibility of a failure to successfully implement a system upgrade or conversion;

     -    our inability to attract and retain skilled personnel;

     - possible security breaches or system failures disrupting our business and the liability associated with these disruptions;

     - the lack of success in promoting our services for broad use and acceptance by consumers;

     - the potential obsolescence of our technology or the offering of new, more efficient means of conducting Internet banking and bill payment;

     - reduction or elimination of the fees we charge for some services due to the consumer demand for low-cost or free online financial services;

     - the potential impact of the consolidation of the banking and financial services industry;

     - interference with our business from the adoption of government regulations;

     - control of the management and affaires by our executives and directors;

     -    our volatile stock price;

     - the trading of a substantial number of shares adversely impacting the price of our shares; and

     - the possibility that we fail to meet listing standards for continued listing on The Nasdaq National Market.

OVERVIEW

     Online Resources Corporation is a leading outsourcer of e-financial services with over 500 bank and credit union clients. Our comprehensive Quotien
(SM) suite of services provides Internet banking, electronic bill payment-presentment, and other consumer and small business e-finance applications. We perform 24x7 customer care and consumer marketing services, giving clients the benefit of a single, integrated solution, backed by a unique end-to-end service guarantee and real-time transaction capabilities. We process approximately 60 million transactions annually, including $2.7 billion in consumer bill payments.

     We primarily derive revenue from long-term service contracts with our financial institution clients, who pay us recurring fees based primarily on the number of their billable customers enrolled and transaction volumes, as well as an up-front implementation fees. Our financial institution clients typically subsidize some or all of our fees when reselling our services to their customers, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products. As a network-based service provider, we have made substantial up-front investments in infrastructure. We believe our financial performance and operating leverage will be based primarily on increasing billable customer subscriptions and transaction volumes over a relatively fixed cost base.

     Our current sources of revenue are from service fees, implementation fees and other revenues. We expect that our revenue growth will principally come from service fees as a result of continued growth of billable customers.

     - Service fees. Our service fee revenues are derived from recurring monthly fees by providing services which include banking and bill payment, customer service, consumer marketing, information reporting, and administrative services, to financial institution clients, typically based on the number of billable customers. These services are priced on a monthly per billable customer basis, and in some cases, on a transaction basis. We recognize these revenues as services are provided.

     - Implementation and other revenues. We generate revenue from implementation of our fully integrated services to our financial institution clients. Implementation fees are paid on a one-time basis at signing. We previously recognized revenue from nonrefundable implementation fees under the percentage of completion method as certain milestone output measures were completed. During the year ended December 31, 2000, effective January 1, 2000, we adopted SEC Staff Accounting Bulletin No. 101--Revenue Recognition in Financial Statements ("SAB 101") and changed our method of accounting for nonrefundable implementation fees for all contracts to recognize such fees over the contract term as the services are provided, which typically range from one to five years. We also derive revenue from sales of related enabling products and software at fixed prices, including our PC software and customer service software. These have not been a significant source of revenue and continue to decline as customers migrate to the web service. Effective January 1, 2001, we discontinued support of our proprietary PC software and screen-based telephone products.

     Historically, the majority of our resources have been directed to creating and upgrading our proprietary system. Our proprietary system enables us to provide a broad range of services to our financial institution clients including Internet banking, bill paying, and access to complementary financial services supported by our customer call center, marketing services and other support services. While investment to date has been significant, we believe the infrastructure we have built will enable us to support our anticipated growth over the next several years with only modest cost increases associated with adding customers.

FINANCIAL CONDITION

     Since our founding, we have incurred high costs to create our infrastructure, while generating low revenues. As a result, we have historically experienced large operating losses and negative cash flow. At September 30, 2001, we had an accumulated deficit of $83.6 million and net property and equipment of $7.0 million. We have funded our operations primarily through the issuance of equity and debt securities. Ongoing working capital requirements will primarily consist of personnel costs related to enhancing and maintaining our system. We expect to continue to incur losses in the foreseeable future.

     As of September 30, 2001, we had $2.1 million in cash and cash equivalents and $7.6 million in investments as compared to $1.8 million in cash and cash equivalents and $19.7 million in investments as of December 31, 2000. The decrease in cash and investments results from cash used for operating purposes and the repurchase of $3.5 million of 8% convertible subordinated notes ("Convertible Notes") in May 2001. Total liabilities decreased from $25.9 million as of December 31, 2000 to $19.1 million as of September 30, 2001 primarily as a result of the repurchase of $3.5 million and the conversion of $2.5 million of the Convertible Notes.

     Even though our financial trends have been favorable and indicate the potential for our operations becoming profitable, we have not yet attained profitable operations. Therefore, until we reach profitability our prospects for success remain unproven.

RESULTS OF OPERATIONS

     The following table presents certain items derived from our statements of operations expressed as a percentage of revenue.

                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                       SEPTEMBER 30,               SEPTEMBER 30,
                                    2001          2000          2001          2000
                                   ------        ------        ------        ------
Statement of Operations Data:
Revenues:
  Service fees                       90.1%         88.6%         88.6%         83.4%
  Implementation and other
     revenues                         9.9          11.4          11.4          16.6
                                   ------        ------        ------        ------
     Total revenues                 100.0         100.0         100.0         100.0

Expenses:
  Cost of revenues                   55.9          79.8          60.0          89.0
                                   ------        ------        ------        ------
Gross margin                         44.1          20.2          40.0          11.0

  General and administrative         26.8          37.6          29.5          44.4
  Sales and marketing                23.2          54.0          25.3          62.7
  Systems and development            24.1          37.3          25.1          43.8
  Non-recurring charges                --            --           1.2            --
                                   ------        ------        ------        ------
     Total expenses                  74.1         128.9          81.1         150.9
                                   ------        ------        ------        ------
Loss from operations                (30.0)       (108.7)        (41.1)       (139.9)

Other (expenses) income              (4.3)          3.4          (4.8)          5.9
Debt conversion expense             (14.5)           --          (5.1)           --
Extraordinary item                     --            --           6.0            --
Cumulative effect of change
 in accounting principle               --            --            --          (2.0)
                                   ------        ------        ------        ------
Net loss                            (48.8)%      (105.3)%       (45.0)%      (136.0)%
                                   ======        ======        ======        ======

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

     Revenues. We derive revenues from service fees, implementation fees and other revenues. Revenues increased $2.2 million, or 51.6%, to $6.4 million for the three months ended September 30, 2001 as compared to $4.2 million for the same period in 2000. This increase was primarily attributable to a 54.3% increase in service fees which were largely recurring and driven by an increase of 62.9% in the number of billable customers and an increase of 98.5% in the number of transactions offset by lower service fees per user measured at September 30, 2001 and 2000. Additionally, implementation and other revenues increased $149,000, or 31.1%, to $628,000 as a result of increases in implementation fees, professional service revenue and cancellation fees.

     Cost of Revenues. Cost of revenues primarily includes telecommunications, payment processing, systems operations, customer service, implementation and related products. Cost of revenues increased $208,000, or 6.2%, to $3.6 million for the three months ended September 30, 2001 as compared to $3.4 million for the same period in 2000. This increase was primarily attributable to a $146,000 increase in bill payment processing costs resulting from increases in the number of billable customers and transactions.

     Gross Profit. Gross profit increased to $2.8 million from $850,000 for the three months ended September 30, 2001 and 2000, respectively. Gross margin for the same periods improved to 44% from 20% primarily due to increased service fees from billable customer growth that was leveraged over our relatively fixed costs of revenue. Gross margin for services fees also improved as a result of improved efficiency from technology development and cost control initiatives.

     General and Administrative. General and administrative expenses are comprised primarily of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $128,000, or 8.1%, to $1.7 million as compared to $1.6 million for the three months ended September 30, 2001 and 2000, respectively. The increase was primarily attributed to higher insurance and depreciation expenses as a result of higher premiums necessary to cover the growing business operations and additional capital expenditures of approximately $3.5 million between September 30, 2000 and 2001 offset by a decrease in other overhead expenses. General and administrative expenses as a percentage of revenue decreased to 26.8% as compared to 37.6% for the three months ended September 30, 2001 and 2001, respectively.

     Sales and Marketing. Sales and marketing expenses consist of salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses decreased $788,000, or 34.7%, to $1.5 million for the three months ended September 30, 2001 as compared to $2.3 million for the same period in 2000. The principal reason for the decrease in sales and marketing expenses was a decline in marketing and commission expenses and a reduction in staffs as a result of consolidating certain client service responsibilities.

     Systems and Development. Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the research and development of new services and products, and new technology to enhance existing products. Systems and development expenses decreased $34,000, or 2.2%, to $1.5 million for the three months ended September 30, 2001 as compared to $1.6 million for the same period in 2000. The decrease in our systems and development expenses was primarily due to the reduction in consulting fees associated with our efforts to control costs.

     Loss from Operations. Loss from operations decreased $2.7 million, or 58.2%, to $1.9 million as compared to $4.6 million for the three months ended September 30, 2001 and 2000, respectively. Loss from operations significantly decreased between the two periods, primarily as a result of increases in services fees and gross profit driven by growth in our customer base, decreases in various expenditures and costs derived from our cost-cutting initiatives, as well as other factors described above.

     Other Income and Expenses. Interest income decreased $33,000, or 19.8%, to $135,000 for the three months ended September 30, 2001 as compared to $168,000 for the same period in 2000, primarily due to lower interest rates. Interest and other expenses increased $385,000, or 1529.5%, to $411,000 for the three months ended September 30, 2001 as compared to $25,000 for the same period in 2000 as the result of the interest expense and the amortization of debt issuance costs incurred in connection with the issuance of Convertible Notes. Going forward, until at least September 2005, unless the Convertible Notes are earlier converted or repurchased, we will continue to incur interest expenses due to the Convertible Notes. The induced conversion of $2.5 million Convertible Notes on September 28, 2001 resulted in a non-cash debt conversion expense of $922,000 that was attributable to the issuance of 625,000 incremental shares of common stock issued to holders in conformance with accounting rules for induced conversions of convertible debt.

     Net Loss and Loss Per Share. Net loss was $3.1 million compared to a loss of $4.4 million for the three months ended September 30, 2001 and 2000, respectively. For the three months ended September 30, 2001 and 2000 the basic and diluted loss per share were $(0.26) and $(0.38), respectively. Excluding debt conversion expense, we would have reported loss per share of $(0.19) and $(0.38), for the three months ended September 30, 2001 and 2000, respectively, as a result of the various factors noted above.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

     Revenues. Revenues increased $7.3 million, or 68.0%, to $17.9 million for the nine months ended September 30, 2001 as compared to $10.7 million for the same period in 2000. This increase was primarily attributable to a 78.6% increase in service fees which were largely recurring and driven by an increase of 62.9% in the number of billable customers and an increase of 108.4% in the number of transactions. Additionally, implementation and other revenues increased $267,000, or 15.0%, to $2.0 million as a result of an increase in professional and web development service revenue.

     Cost of Revenues. Cost of revenues increased $1.3 million, or 13.3%, to $10.8 million for the nine months ended September 30, 2001 as compared to $9.5 million for the same period in 2000. This increase was primarily attributable to a $608,000 increase in bill payment processing costs and a $406,000 increase in customer service costs. These increases resulted from expansion in the number of billable customers, transactions, as well as increased banking expenses and staff to support the growth of operations.

     Gross Profit. Gross profit increased to $7.2 million from $1.2 million for the nine months ended September 30, 2001 and 2000, respectively. Gross margin for the same periods improved to 40% from 11% primarily due to increased service fees from end-user growth that was leveraged over our relatively fixed costs. Gross margin for service fees also improved as a result of our continued efforts to improve efficiency and our cost control initiatives.

     General and Administrative. General and administrative expenses increased $562,000, or 11.8%, to $5.3 million as compared to $4.7 million for the nine months ended September 30, 2001 and 2000, respectively. The increase was primarily attributed to higher depreciation expense as a result of capital expenditures of approximately $3.5 million, higher insurance premium to cover the growth of our operations, and an increase in other overhead expenses necessary to support our growing business operations. General and administrative expenses as a percentage of revenue decreased to 29.5% as compared to 44.4% for the nine months ended September 30, 2001 and 2001, respectively.

     Sales and Marketing. Sales and marketing expenses decreased $2.2 million, or 32.2%, to $4.5 million for the nine months ended September 30, 2001 as compared to $6.7 million for the same period in 2000. The principal reason for the decrease in sales and marketing expenses was a decline in marketing, commission, advertising expenses and a reduction in staffs as a result of consolidating certain client service responsibilities.

     Systems and Development. Systems and development expenses decreased $175,000, or 3.7%, to $4.5 million for the nine months ended September 30, 2001 as compared to $4.7 million for the same period in 2000. The decrease in our systems and development expenses was primarily due to the reduction in consulting fees associated with our efforts to control costs.

     Non-Recurring Charges. As a result of the reduction in staffs of approximately 9% on January 3, 2001, we incurred a one-time charge of $209,000 including severance costs and benefit payments for the nine months ended September 30, 2001. No such charges were incurred during the nine months ended September 30, 2000.

     Loss from Operations. Loss from operations decreased $7.6 million, or 50.6%, to $7.4 million as compared to $14.9 million for the nine months ended September 30, 2001 and 2000, respectively. Loss from operations significantly decreased between the two periods, primarily as a result of increases in services fees and gross profit driven by growth in our customer base, decreases in various expenditures and costs derived from our cost-cutting initiatives, as well as other factors described above.

     Other Income and Expense. Interest income decreased $172,000, or 24.4%, to $535,000 for the nine months ended September 30, 2001 as compared to $707,000 for the same period in 2000, primarily due to lower interest rates. Interest and other expenses increased $1.3 million, or 1761.2%, to $1.4 million for the nine months ended September 30, 2001 as compared to $75,000 for the same period in 2000 as the result of the interest expense and amortization of debt issuance costs in connection with the issuance of Convertible Notes. Going forward, until at least September 2005, unless the convertible notes are earlier converted or repurchased, we will continue to incur interest expenses due to the Convertible Notes. The conversion of $2.5 million Convertible Notes on September 28, 2001 resulted in a non-cash debt conversion expense of $922,000 that was attributable to the issuance of 625,000 incremental shares of common stock issued to holders in conformance with accounting rules for induced conversions of convertible debt.

     Net Loss and Loss Per Share. Net loss was $8.1 million, including $1.1 million gain from repurchase of debt, compared to a loss of $14.5 million for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000 the basic and diluted loss per share were $(0.69) and $(1.27), respectively, as a result of the various factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and investments in available for sale securities decreased $11.8 million to $9.7 million from $21.5 million as of September 30, 2001 and December 31, 2000, respectively, as a result of using the funds raised from the sale of our Convertible Notes to fund operations and for the repurchase of $3.5 million of the notes for $2.2 million in May 2001.


     Net cash used in operating activities was $8.0 million for the nine months ended September 30, 2001. The decrease resulted primarily from a net loss of $8.1 million.


     Net cash provided from investing activities for the nine months ended September 30, 2001 was $10.6 million, which primarily resulted from the net reduction of $12.2 million in available for sale securities offset by capital expenditures of $1.6 million.

     Net cash used in financing activities was $2.2 million for the nine months ended September 30, 2001 relating primarily to $2.2 million in net payments made to repurchase $3.5 million of Convertible Notes and repayment of capital lease obligations for $286,000 offset by net proceeds of $273,000 from issuance of common stock. At September 30, 2001, we had cash and cash equivalents of $2.1 million, investments in available for sale securities of $7.6 million, working capital of $10.7 million, long-term obligations of $15.1 million and stockholder equity of $4.7 million.


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

                                              SEPTEMBER 30, 2001
                                  ------------------------------------------
                                  BOOK VALUE      FAIR VALUE   INTEREST RATE
                                  ----------      ----------   -------------
U.S. government treasury
  obligations ..............      $1,068,782      $1,077,872      2.58%
Commercial bonds ...........       6,498,420       6,554,600      3.31%
                                  ----------      ----------
     Total investments .....      $7,567,202      $7,632,472
                                  ==========      ==========

     The long-term debts on September 30, 2001 are comprised of convertible subordinated notes with an 8% interest rate and capital lease obligations with interest rates ranging from 4% to 13%. We do not believe a fluctuation of 100 basis points in the prime rate would have a material adverse effect on us.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We are not a party to any pending material litigation nor are we aware of any pending or threatened litigation that would have a material adverse effect on the Company, our business or results of operation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

                    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

                    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                    None

ITEM 5. OTHER INFORMATION.

                    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     Exhibits
        None

(B)     Reports on Form 8-K
        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ONLINE RESOURCES CORPORATION

           Date: November 13, 2001          By: /s/ Matthew P. Lawlor
           -----------------------          -------------------------
                                            Matthew P. Lawlor

                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


           Date: November 13, 2001          By: /s/ Carl D. Blandino
           -----------------------          ------------------------
                                            Carl D. Blandino
                                            Chief Financial Officer and
                                            Executive Vice President
                                            (Principal Financial Officer)