Form 10-K
period 2001-12-31
ONLINE RESOURCES CORP
filed 2002-03-29
CIK 888953

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001       COMMISSION FILE NUMBER 0-26123

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock of the registrant held by non-affiliates as of March 22, 2002 was $33,282,203. There were 13,281,298 shares of common stock outstanding as of March 22, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file a definitive proxy statement for its 2002 Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2001. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          ONLINE RESOURCES CORPORATION
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
Item 1:     Business                                                        1
Item 2:     Properties                                                     18
Item 3:     Legal Proceedings                                              18
Item 4:     Submission of Matters to a Vote of Security Holders            18
PART II
Item 5:     Market for the Registrant's Common Equity and Related
            Stockholder Matters                                            19
Item 6:     Selected Financial Data                                        20
Item 7:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      22
Item 7A:    Quantitative and Qualitative Disclosures About Market Risk     28
Item 8:     Financial Statements and Supplementary Data                    29
Item 9:     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                       48
PART III
Item 10:    Directors and Executive Officers of the Company                48
Item 11:    Executive Compensation                                         48
Item 12:    Security Ownership of Certain Beneficial Owners and
            Management                                                     48
Item 13:    Certain Relationships and Related transactions                 48
Item 14:    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K                                                            48

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Online Resources Corporation, a Delaware corporation incorporated in 1989, is a leading outsourcer of e-financial services with over 500 bank and credit union clients. Our comprehensive Quotien(SM) product suite provides Internet banking, electronic bill presentment and payment, commercial cash management, and other consumer and business e-financial applications. We support our products with 24x7 customer care, targeted consumer marketing services, training services and other network and technical professional services.

     Although we serve seven of the largest 100 banks, we primarily target regional and community financial institutions with assets of $10 billion or less. Regional and community financial institutions serve approximately two-thirds of the nation's retail checking accounts, and often lack the internal resources to build, operate, market and support new Internet-based delivery technology, related products and services, and supporting infrastructure.

     Through our integrated Quotien(SM) product line, retail customers of our clients may access our proprietary banking service, which allows them to view account statements and balances of accounts maintained with our clients, and perform funds transfers and certain other funds management functions. Retail customers may also use our bill payment services, allowing them to pay nearly any bill automatically. Our transaction services are complemented by our call center, database, consumer marketing, Web site design and hosting, and other support services giving our clients the benefit of a single, integrated solution, backed by a unique end-to-end service guarantee and real-time banking transaction capabilities.

     Our client financial institutions generally pay us a one-time implementation fee to link our respective computer systems, allowing their retail and commercial customers to connect to us through the Internet. In addition, we are typically paid a recurring monthly fee based on the number of billable customers of the client financial institution who use our services and in some cases on a per transaction basis. As of December 31, 2001, we provided our services to approximately 449,000 billable customers of our client financial institutions. Our 517 financial institution clients collectively serve an aggregate of approximately 9 million retail checking accounts.

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

GROWTH OF FINANCIAL ELECTRONIC COMMERCE

     Consumer acceptance of easy-to-use electronic media has had a significant impact on the financial services industry. Since most financial transactions require transferring only information, rather than tangible goods, the financial services industry is particularly well suited for electronic commerce. The combination of the following trends is driving the adoption of financial electronic commerce:

     - Expanding PC Ownership. Declining prices for personal computers and rapid growth in the number of computer-literate consumers are driving increased penetration of PCs in U.S. homes.

     - Increasing Internet Accessibility. Reduced communications costs, improved Web browsers, and faster connection speeds have made the Internet increasingly accessible to consumers and to businesses offering products and services online. According to a Commerce Department report, about half of the population has access to the Internet.

     - Increasing Acceptance of Electronic Commerce. Consumers have grown increasingly comfortable with the security of electronic commerce and many are willing to conduct large transactions online.

EMERGENCE OF ONLINE FINANCIAL SERVICES

     Financial institutions well recognize the advantages offered by online delivery systems. Financial electronic commerce provides these institutions the opportunity to offer their services to targeted audiences. Additionally, these solutions provide financial institutions with the opportunity to reduce or eliminate workload, paper and other back office expenses associated with traditional distribution channels.

     Banks, thrifts and credit unions have responded by offering customers convenient at-home or at-work access to a range of financial services. Retail customers now have the capability to execute a wide array of online transactions, including funds transfers, bill payment and presentment, and consumer and residential loan processing. The American Bankers Association and Dove Consulting predict online bill payment will see significant growth as one-third of consumer respondents nationwide expect to begin using or increase usage of this option by 2003. In contrast, usage of paper-based payments is expected to decrease.

     With the rapid growth of the Internet banking market, financial institutions can no longer rely exclusively on traditional retail delivery methods. We believe that financial institutions that are unable to offer competitive electronic banking as part of their overall services will find it increasingly difficult to attract and retain customers.

CHALLENGES FOR REGIONAL AND COMMUNITY FINANCIAL INSTITUTIONS

     Thomson Financial estimates that of 20,800 depository financial institutions in the U.S., all but approximately 100 are regional and community institutions with assets of less than $10 billion. While the online banking trend has historically been driven primarily by very large financial institutions, regional and community financial institutions are being compelled to offer comparable services to remain competitive.

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

THE ONLINE RESOURCES SOLUTION

     We provide a single source, fully integrated solution through our Quotien(SM) e-financial suite of services, which we believe, enables financial institutions to offer the breadth of financial services needed to remain competitive. We bring economies of scale and technical expertise to our clients, many of whom, in our opinion, would otherwise lack the resources to compete in the rapidly changing, complex financial services industry. We differentiate ourselves by internally developing, integrating and controlling many critical services, such as bill payment and call center support, rather than relying primarily on third-party providers for these services. As a single source vendor, we believe our clients benefit from having one point of accountability and control. We believe our solution to the obstacles faced by our clients in connection with electronic commerce provides them with a cost-effective means to retain and expand their customer base, deliver their services more efficiently and strengthen their customer relationships.

     We provide our services through:

     - our technology infrastructure,

     - our operating and technical expertise,

     - our marketing services, and

     - our support services.

     Our Technology Infrastructure. We provide our services through our Quotien(SM) e-financial suite by connecting our financial institution clients, their retail customers and other financial service providers through our integrated communications, systems, processing and support capabilities. Our middleware component enables us to integrate customer and financial data in order to coordinate customer authorization, transactions, settlement, security, user profiles, data warehousing, registration, fulfillment, administrative support and our customer call center services. These functions operate substantially in real-time and provide an integrated application for our clients and their retail customers.

     Our proprietary solution includes three gateways and critical unifying middleware:

        The Access Gateway: A dynamic web server platform that allows retail customers of our client financial institutions to access and execute transactions.

        The Services Gateway: A set of high quality, Internet-based financial products, such as our proprietary retail and commercial banking and bill payment services, as well as other value-added e-financial services.

        The Electronic Funds Transfer (EFT) Gateway: Our patented EFT gateway for real time electronic funds transfer between substantially all U.S. depository financial institutions.

        Middleware: An integrated support infrastructure, including software and systems to unify data and processes, a 24 hours a day, seven days a week consumer and client support call center, and electronic customer relationship management (eCRM), a targeted marketing system, that simplifies effective cross-selling of products and services based on known consumer information and activities.

     Our Operating and Technical Expertise. We provide regional and community financial institutions with our operating and technical expertise. We believe that our industry focus and outsourcing capabilities add value for our clients by simplifying complex processes and technologies. After ten years of operating experience, we have established the processes, procedures, controls and staff necessary to keep our systems running reliably and securely. At the same time, we have developed the organizational flexibility and inter-disciplinary staff skills necessary to adjust to a rapidly changing environment.

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

     Our Support Services. We provide a comprehensive set of support services to complement our banking and bill presentment and payment services. These support services include our customer service center, Web site design and hosting, training, professional services and administrative services. We provide each of these services on an optional basis and have fully integrated them into our Quotien(SM) product platform.

STRATEGY

     Our goal is to become the vendor of choice for regional and community-based banks, thrifts and credit unions who outsource remote delivery of consumer and small business e-financial services. We position ourselves as a single, outsourced solution to our financial institution clients, providing them our proprietary Internet banking and bill payment services, and other complementary e-financial services. Our consumer and small business services and content are further supported by proprietary infrastructure and support services, such as our customer care center, real-time payments processing, consumer marketing, customization and other professional services.

     We believe our offering gives our clients the advantage of a single point-of-contact, an end-to-end service level guarantee, relatively seamless customer care, packaging and pricing advantages, and integrated data for eCRM and service enhancement. While most of our clients use our full suite of services, some clients use our bill payment services, where they enjoy the benefit of our real-time debit capabilities, integrated customer care, and relatively high percentage of electronic remittances. Our business strategy is straightforward: Since our founding in 1989, we have grown our business organically and developed a base of 517 financial institution clients, who have typically entered into two to five year service contracts where we are paid by the volume of billable users and transactions, and the number of products and services used. Our near-term strategy, therefore, is to focus on our substantial existing client base, and to promote Internet banking usage and the cross-selling of our proprietary bill payment services. Over the longer term, our goal is to retain and expand our client base, providing a substantial distribution channel for an integrated suite of e-financial transaction, cultivation and communication services. The following outlines some of our near-term priorities and tactics:

     Continued Focus on Profitability. We believe that our shareholders, clients, employees and partners place a high premium on achieving near-term profitability. Our foremost priority, therefore, is to achieve profitability without compromising our long-term strategy and objectives. Our business model is driven by financial and operating leverage derived from earning our largely recurring user and transaction fees spread over our relatively fixed cost base. Therefore, our tactics center on:

     - increasing adoption of our Internet banking services to the approximately 18 million potential customers (representing 9 million checking accounts) of our current 517 financial institution clients;

     - cross-selling our proprietary bill payment services to those Internet banking users, in order to increase revenue earned per user;

     - improving our operating efficiencies through automation and better quality of service, and

     - keeping our overhead costs relatively constant.

     While achieving cost efficiencies is more controllable and critical to achieving short-term profitability, we believe that sustainable, long-term profitability depends upon revenue growth through increased usage and cross-sell of our suite of e-financial services to the customers and members of our bank, thrift and credit union clients.

     Increase Retail Customer Usage. We have invested heavily in a variety of consumer marketing capabilities where we materially supplement the marketing efforts of our client institutions. These programs are co-funded by our clients, with the goal of increasing customer adoption and converting the Internet into a cost-effective means to promote and deliver a profitable set of financial services. Our programs use a variety of capabilities, including our eCRM software, various consumer touch-points, and confidential data derived from our banking and bill payment applications. Our eCRM capabilities include data mining, analysis, campaign management and data integration. Our consumer touch-points include real-time personalizing and targeting messages within our banking application, use of our customer care center, targeted emails, and offline media. Using our patented methods, our integrated consumer marketing capabilities use confidential banking and bill payment data, fully self-contained and compliant with privacy laws, to target market and package services to existing and potential new users.

     Enhance Our Services. We believe our large business base, currently 517 financial institutions, with its potential of approximately 18 million consumer relationships represents an attractive distribution channel for the additional financial services and content provided by us and by our third-party partners. In bolstering efforts to cross-sell new products, such as commercial cash management, to clients, we will shift some of our sales and marketing resources towards existing customers.

     Leverage Our Database For Cultivation and Communication Services. We believe that we provide real-time financial transaction processing on the Internet. By the end of 2001, we were processing approximately 70 million annual transactions and our bill payment service was processing over $3.5 billion of payments per year.

The increased volume and efficiency of these transactions not only is critical to our business, but also will generate potentially valuable data using our patented method for confidential messaging without compromising consumer privacy. This data can be extracted using various data mining and aggregation tools and techniques, and packaged for new personalized products and services.

     Provide Superior Service Quality and Support Services. We believe that providing superior quality service is important in attracting and retaining financial institutions and their retail customers, particularly since our online banking services and customer call center are branded in their names. We believe our quality of service is currently among the highest in the industry. Our system availability now exceeds 99.8%. Approximately 60% of our bill payments are made electronically and our bill payment error rate is approximately .01%. With more than 100 employees in our customer care center, we have invested substantially in specialized call center systems, software and management. In addition, we have engaged a third-party contractor to augment our in-house call center.

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

SERVICE PRODUCTS

     Our Quotien(SM) suite of e-financial services allow a financial institution to offer to its retail customers and business customers account access and transaction capabilities 24 hours a day, seven days a week. Customers are able to access their accounts anytime and anywhere through the Internet.

     Our Quotien(SM) Internet Banking and Bill Payment service offers retail customers the following features:

     - viewing transaction histories and real-time account balances;

     - transferring funds within and between financial institutions either immediately or in the future;

     - initiating immediate and future bill payments or transfers; and

     - viewing projected balances based upon bill payment and account activities.

     Using our bill payment service, Internet banking customers may pay any merchant biller or individual. Approximately 60% of our bill payments are currently made electronically to merchants. We guarantee the payee will receive electronic bill payments within two business days of initiation by the retail customer. We guarantee paper check payments will be received by the payee within five business days. Paper and electronic payments are drawn on an escrow account into which we transfer funds derived from the accounts of the Internet banking customers. As of February 28, 2002, we had a bill payment database of approximately 343,000 discrete merchant billers.

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

     Our Quotien(SM) Bill Payment Service is an unbundled version of the bill payment service featured in our Internet banking service. It is unique in the industry because it leverages our existing architecture to access real-time balance information during a user's online bill payment session. The service works through our EFT Gateway which links our systems to financial institutions through ATM networks, data processors, and other financial technology companies. This enables us to take advantage of existing and trusted system, security, clearing, settlement, regulations and procedures that the ATM networks, data processors and other technology companies have adopted. Users of the Quotien(SM) Bill Payment Service benefit from a secure, reliable real-time direct link to their accounts. Users schedule transactions and view balances via our intuitive Web user interface, which is branded for the financial institution. Account balance inquiries and payment debits are accomplished via standard ISO 8583 transaction processing codes, and we remit payments to designated merchants on the appropriate date. We provide users of this service with complete user support and payment inquiry processing through our customer care call center.

     Our Quotien(SM) Remittance Service is an attractive add-on service for financial institutions of all sizes that run their own in-house online banking system and process their own bill payment debits. It provides their systems with the extra functionality of bill payment processing, and is backed by complete funds settlement, payment research, inquiry resolution, and merchant services. Users provide bill payment instructions via the financial institution's existing online banking interface, which validates the availability of funds on the date bills are to be paid. If funds are available, the user's account is debited and a designated clearing account is credited. On a daily basis, financial institutions send us a file of all bill payment requests and we respond immediately, processing bill payment requests and remitting payments to designated merchants. We provide our financial institutions with a return file of transaction confirmations, error descriptions, and data updates, and financial institution employees have instant access to comprehensive payment processing and status information through our Web-based Payment IQ feature.

     Our Quotien(SM) Cash Management service is a key component of our business banking service offering. This sophisticated solution developed by Magnet Communications, Inc. provides added value in a number of ways. Quotien(SM) Cash Management's comprehensive application platform provides financial institutions with additional leverage to attract a greater spectrum of business customers. In doing so, it is capable of building their earnings potential, as online business customers typically have larger demand deposits, higher loan balances, and more accounts than offline customers. And, as it helps them build their business base, Quotien(SM) Cash Management can help them retain that base with a highly flexible selection of applications, compelling support features, 24 hours a day, seven days a week online accessibility, and a secure environment. Just as important, Quotien(SM) Cash Management provides additional revenue opportunities through fee-based transactions such as ACH, balance reporting, wire transfers, book transfers, and stop payments.

     Our services generate revenue from recurring monthly fees charged to financial institution clients, typically based on the number of billable customers. Services are priced on a monthly per billable customer basis, and in some cases, on a transaction basis. Pricing ranges from $1.51 to $7.80 per month per billable customer depending upon the level of services we provide to the financial institution. The pricing of these services to retail customers is at the discretion of each financial institution. Because our clients generally derive internal cost savings, account retention and other marketing benefits by offering our services, the majority of our clients do not pass all of these charges through to their retail customers, and most of our clients offer the banking portion of our services free-of-charge. We offer Internet banking pricing to financial institution clients at a fixed fee. Internet banking relates to our services that allow consumers to view statements and balances and transfer funds among accounts.

     We complement our suite of Quotien(SM) banking, bill payment, and e-financial services with the following comprehensive services:

     - Quotien(SM) Customer Care. We maintain a customer service center for financial institution clients that choose to outsource this service to us. Retail customers can access the customer service operation by phone or e-mail 24 hours a day, seven days a week. As of December 31, 2001, our customer service center had over 100 employees available to respond to retail customers' questions relating to enrollment, transactions or technical support. We also have engaged a third-party contractor to support our in-house call center. Customer services generate revenues from recurring monthly fees charged to financial institution clients, typically based on the number of enrolled retail customers. For those clients that choose not to use our customer service bureau, we license to them our proprietary software for use in their in house customer service operations.

     - Quotien(SM) Web Design and Hosting. We offer Web site design and hosting services to our financial institution clients. We charge an upfront fee for design and a recurring monthly maintenance fee for hosting the Web site.

     - Quotien(SM) Professional Services. We offer a variety of ways that a financial institution client may upgrade or enhance their online banking and bill payment product offering. At the most basic, these enhancements typically include simple upgrades to allow a consumer access to a wider range of accounts, more timely history information or a higher level of custom branding. At a more complex level, a totally custom software application can be built and installed specifically for the client to allow direct access to their host computer system, to allow real-time enrollment of consumers, or to provide other enhancements as requested. These services are evaluated and quoted to the financial institution clients on a time and cost basis, and performed on approval from the client.

     - Quotien(SM) Training Services. We offer training services that fit the needs of our clients, ranging from operational training to service-oriented sales workshops. Our training services team develops and delivers effective and professional programs in banking, operations, call centers, sales and communications for our clients.

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

     The marketing programs are privately branded by the financial institutions so they may take advantage of their existing relationships. We intend to conduct these programs in a matching fund environment, as opposed to fully funding the programs ourselves.

     - Administrative Services. We provide administrative support services to our financial institution clients including the compilation of customized reports regarding their retail customers' account activity. We generally charge our clients on an hourly basis for these services.

IMPLEMENTATION AND OTHER RELATED PRODUCTS

     Initially, we contract with a financial institution to provide services and products tailored to meet its specific needs. At the time of entering into a contract, a financial institution client pays a one-time fee, which generally ranges from $2,500 to $25,000 based on certain factors, including the size of the financial institution and the scope of services rendered.

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

     Third-Party Services. We facilitate retail customers' linking to additional Quotien(SM) e-financial services beyond our Quotien(SM) Internet Banking, Bill Payment and Remittance Service. We provide our clients' retail customers with a comprehensive suite of financial services through our Services Gateway, which currently supports Internet-based delivery of:

     - Quicken(R) (Intuit);

     - cash management (Magnet);

     - bill presentment (MasterCard RPPS);

     - investment tools and access to major online investment brokerage services (Trade.com and U.S. Clearing);

     - loans (InfiLink(TM));

     - insurance (InsWeb);

     - credit management (Consumerinfo.com); and

     - financial planning tools for home buying, college education and retirement.

     In addition, we offer "small office/home office" capabilities and have partnered with Intuit to support Quicken, QuickBooks(R) and other popular small business services. We have also developed business arrangements and links to third parties for expanded retail customer access. We currently have such arrangements with third-party access providers, typically banking and credit union software providers such as Ultradata (a service of John H. Harland Company), Aftech (a subsidiary of Fiserv), Symitar, and Users Incorporated.

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

     Indirect Sales to Financial Institutions. We support an indirect sales channel by partnering with third parties who sell complementary services or products to financial institutions. These alliances leverage the established vending relationships of our marketing partners and reduce marketing costs by replacing the need for a larger direct sales force. Our marketing partners include ATM networks such as MAC and Honor (now known as Star), software providers such as Intuit, core banking processors such as Connecticut Online Computer Center and Users, Inc., and credit union software providers such as Ultradata and Symitar. Fee arrangements for our marketing partners vary and are based on the value-added and scope of responsibilities assumed by the marketing partner. Typically, marketing partners earn commission based on our implementation fee. If the marketing partner performs additional on-going account management and other support services, then the marketing partner may earn a small portion of our on-going operating fees. Additionally, marketing partners may benefit from the direct sales of their products and services, such as transaction fees for ATM networks and processors.

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

     Our systems architecture is designed to provide retail customer access into a common database integrated with our banking and bill payment services and our proprietary support services software. Third-party financial services are linked to our systems through the Internet, which we plan to more fully integrate into our retail customer application and transaction processing. Incorporating such third-party capabilities into our system, enables us to focus our technical resources on our proprietary middleware and integrating capabilities.

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

     We have an architecture called Direct Connect, whereby we go directly to the client's host system for information retrieval, such as for balances and other account information, using Internet protocols or other specifications. However, for the authentication and payments portion of our service, we will continue to use the established ATM network infrastructure, with its established settlements, security and other payment capabilities.

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

     In addition, a significant number of companies offer portions of the services provided by us and compete directly with us to provide such services. For example, the Web servers of companies such as Digital Insight, FundsXpress and Q-Up (a subsidiary of Security First Technologies), compete with our front-end Internet access capabilities. These companies may in turn use bill payment providers, such as CheckFree, Princeton eCom, and Metavante, who often team with access providers. There are also other software providers such as Sanchez Computer, Intelidata, Security First Technologies, Corillian and Financial Fusion that market their software to large financial institutions, that may seek to penetrate our regional and community banking market. Finally, certain services such as Intuit's Quicken.com, Yahoo! Finance and Yodlee may be available to retail customers independent of financial institutions through their own offerings, as aggregate or consumer accounts from various financial institutions.

GOVERNMENT REGULATION

     We are not licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, the Office of Thrift Supervision or other Federal or state agencies that regulate or monitor banks or other types of providers of financial electronic commerce services. Federal, state or foreign agencies may attempt to regulate our activities. Congress could enact legislation that would require us to comply with consumer privacy, data, record keeping, processing and other requirements. We may be subject to additional regulations as the market for our business continues to evolve. For example, Regulation E, promulgated by the Federal Reserve Board, governs certain electronic funds transfers made by regulated financial institutions and providers of access devices and electronic fund transfer services, including many aspects of our services. Under Regulation E, we are required, among other things, to provide certain disclosure to retail customers, to comply with certain notification periods regarding changes in the terms of service provided and to follow certain procedures for dispute resolutions. The Federal Reserve Board may adopt new rules and regulations for electronic funds transfers that could lead to increased operating costs and could also reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance. Because of the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and Federal or state authorities could enact laws, rules or regulations affecting our business operations. We also may be subject to Federal, state and foreign money transmitter laws, encryption and security export laws and regulations and state and foreign sales and use tax laws. If enacted or deemed applicable to us, such laws, rules or regulations could be imposed on our activities or our business thereby rendering our business or operations more costly, burdensome, less efficient or impossible, any of which could have a material adverse effect on our business, financial condition and operating results.

     The market we currently target, the financial services industry, is subject to extensive and complex Federal and state regulation. Our current and prospective clients, which consist of financial institutions such as commercial banks, thrifts, credit unions, brokerage firms, credit card issuers, consumer finance companies, other loan originators, insurers and other providers of retail financial services, operate in markets that are subject to extensive and complex Federal and state regulations and oversight. While we are not generally subject to such regulations, our services and related products must be designed to work within the extensive and evolving regulatory constraints in which our clients operate. These constraints include Federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the Community Reinvestment Act, the Financial Services Modernization Act, the Bank Service Company Act, the Electronic Signatures in Global and National Commerce Act, privacy and information security regulations, laws against unfair or deceptive practices, the USA Patriot Act of 2001 and other state and local laws and regulations. Because many of these regulations were promulgated before the development of our system, the application of such regulations to our system must be determined on a case-by-case basis. We do not make representations to clients regarding the applicable regulatory requirements, but instead rely on each such client making its own assessment of the applicable regulatory provisions in deciding whether to become a client. Furthermore, some consumer groups have expressed concern regarding the privacy, security and interchange pricing of financial electronic commerce services. It is possible that one or more states or the Federal government may adopt laws or regulations applicable to the delivery of financial electronic commerce services in order to address these or other privacy concerns. We cannot predict the impact that any such regulations could have on our business.

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

DEPENDENCY ON A SINGLE CUSTOMER

     One of our financial institution clients, California Federal Bank, accounted for 13%, 14% and 14% of our revenue for the years ended December 31, 2001, 2000 and 1999, respectively. On January 9, 2002, we announced that we have extended and restructured our service contract with California Federal Bank for another four years. Under the new agreement, effective September 2002, we will provide only the electronic bill presentment and payment services through 2005. Had the new agreement been effective January 1, 2001, the approximate effect of the new agreement would have been to reduce our 2001 revenue by 8% and gross profit by 3% based on reported 2001 results adjusted for the new agreement.

FINANCIAL INFORMATION ABOUT SEGMENTS

     We operate in one business segment. Financial information about the segment in which we operate is contained in our financial statements and related notes thereto.

NEW PRODUCTS: RESEARCH AND DEVELOPMENT

     Our business includes the maintenance of existing technology and products and the development and introduction of new products and may include entry into new business sectors. During the years ended December 31, 2001, 2000 and 1999, we spent $5,854,866, $6,246,174 and $3,998,936, respectively, on systems and development, which includes amounts relating to research and development activities.

SEASONAL INFLUENCES

     There are no material seasonal influences on sales of our products and services.

WORKING CAPITAL REQUIREMENTS

     There are no special inventory requirements or credit terms extended to our customers that would have a material adverse effect on our working capital. We currently believe that cash on hand and investments will be sufficient to meet our current anticipated cash requirements for the next twelve months. However, there can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required or that any such required additional capital will be available on reasonable time, if at all, at such time as required.

EMPLOYEES

     At December 31, 2001, we had 319 employees. None of our employees are represented by a collective bargaining arrangement. We believe our relationship with our employees is good.

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

WE HAVE A HISTORY OF LOSSES AND COULD CONTINUE TO LOSE MONEY.

     We have not yet had an operating profit for any quarterly or annual period and are unsure when we will become profitable, if ever. We may not be able to attract and retain enough financial institutions and retail customers to reach profitable levels. We were established in 1989 and a significant portion of our existence has been devoted to developing the proprietary systems and infrastructure needed to implement our business. Increases in operating costs may exceed our anticipated levels. Profitability in the future will depend upon a number of factors, including our ability to continue to contract with new financial institution clients and to develop and retain a larger retail customer base that uses our services on a regular basis. If growth in our revenues does not significantly outpace the increase in expenses, we may not achieve or sustain profitability.

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

IF WE LOSE A MATERIAL CLIENT OR RESTRUCTURE OUR AGREEMENT WITH A MATERIAL CUSTOMER, OUR BUSINESS MAY BE ADVERSELY IMPACTED.

     Throughout our history of operations, our financial performance has been heavily dependent on one or several key financial institutions. For example, one of our financial institution clients, California Federal Bank, accounted for 13%, 14% and 14% of our revenue for the years ended December 31, 2001, 2000 and 1999, respectively. On January 9, 2002, we announced that we have extended and restructured our Internet financial services contract with California Federal Bank for another four years. Under the new agreement, effective September 2002, we will provide only the electronic bill presentment and payment services through 2005. Had the new agreement been effective at the beginning of 2001, the approximate effect of the new agreement would have been to reduce our 2001 revenue by 8% and gross profit by 3% based on reported 2001 results adjusted for the new agreement. Loss of any other material financial institution contract or the restructuring of an agreement with a material customer in the future could also negatively impact our financial performance and our ability to attract and retain other financial institution clients.

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

     A significant number of companies offer portions of the services we provide and compete directly with us. For example, the Web servers of some companies compete with our front-end Internet access capabilities. Other software providers have created units to provide on an outsourced basis a portion of services like ours. These companies may use bill payers who team with access providers. Also, certain services may be available to retail customers independent of financial institutions such as Intuit's Quicken.com and Yahoo! Finance. Finally, there are some ATM and other networks that provide similar services in addition to connecting to financial institutions.

     Many of our competitors may be able to afford more extensive marketing campaigns and more aggressive pricing policies in order to attract financial institutions. Our failure to compete effectively in our markets would have a material adverse effect on our business.

FAILURE TO SUCCESSFULLY IMPLEMENT A SYSTEMS UPGRADE OR CONVERSION MAY ADVERSELY AFFECT OUR REPUTATION AND OUR BUSINESS.

     A failure to implement a systems upgrade or conversion would delay implementation of some of our financial institution clients. Disruption in our services to current clients could cause us to divert significant resources and could negatively impact our reputation in the banking industry. We may be unable to successfully complete any future systems upgrades or conversions.

WE DEPEND ON OUR OFFICERS AND SKILLED EMPLOYEES DUE TO OUR COMPLEX BUSINESS.

     If we fail to attract, assimilate or retain highly qualified managerial and technical personnel, our business could be materially adversely affected. Our performance is substantially dependent on the performance of our executive officers and key employees who must be knowledgeable and experienced in both banking and technology. We are also dependent on our ability to retain and motivate high quality personnel, especially management and highly skilled technical teams. The loss of the services of any executive officers or key employees could have a material adverse effect on our business. Our future success also depends on the continuing ability to identify, hire, train and retain other highly qualified managerial and technical personnel. Competition for such personnel is intense. If our managerial and key personnel fail to effectively manage our business, our results of operations and reputation could be harmed.

SYSTEM FAILURES COULD HURT OUR BUSINESS AND WE COULD BE LIABLE FOR SOME TYPES OF FAILURES.

     Like other system operators, our operations are dependent on our ability to protect our system from interruption caused by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond our control. Although we have an agreement with an offsite disaster recovery facility in the event of major disasters, both locations could be equally impacted. We do not currently have sufficient backup facilities to provide full Internet services, if the facility is not functioning. We could also experience system interruptions due to the failure of our systems to function as intended or the failure of the systems we rely upon to deliver our services such as ATM networks, the Internet, or the systems of financial institutions, processors that integrate with our systems and other networks and systems of third parties. Loss of all or part of our systems for a period of time could have a material adverse effect on our business. We may be liable to our clients for breach of contract for interruptions in service. Due to the numerous variables surrounding system disruptions, we cannot predict the extent or amount of any potential liability.

SECURITY BREACHES COULD DISRUPT OUR BUSINESS.

     Like other system operators, our computer systems may also be vulnerable to computer viruses, hackers, and other disruptive problems caused by unauthorized parties entering our system. Computer attacks or disruptions may jeopardize the security of information stored in and transmitted through the computer systems of our financial institution clients and their retail customers using our services, which may result in significant losses or liability. This, or the perception and concern that our systems may be vulnerable to such attacks or disruptions, also may deter retail customers from using our services.

     Data networks are also vulnerable to attacks, unauthorized access and disruptions. For example, in a number of public networks, hackers have bypassed firewalls and misappropriated confidential information. It is possible, that despite existing safeguards, an employee could divert retail customer funds while these funds are in our control, exposing us to a risk of loss or litigation and possible liability. In dealing with numerous consumers, it is possible that some level of fraud or error will occur, which may result in erroneous external payments. Losses or liabilities that we incur as a result of any of the foregoing could have a material adverse effect on our business.

OUR SERVICES MAY NOT BE BROADLY USED AND ACCEPTED BY CONSUMERS AND OUR NEWLY DEVELOPED PRODUCTS MAY CONTAIN UNDETECTED OR UNRESOLVED DEFECTS.

     There is no established history of broad acceptance by retail customers of services like ours and those services may not be accepted in the future. Because our fee structure is designed to establish recurring revenues through monthly usage by retail customers of our financial institution clients, our recurring revenues are dependent on the acceptance of our services by retail customers and their continued use of online banking, bill payment and other financial services. Failing to retain the existing customers and the change in spending patterns and budgetary resources of financial institutions and their retail customers will affect our operating results.

     Our future success depends heavily on the Internet being widely accepted and used for commerce. If Internet commerce does not continue to grow or grows more slowly than expected, our business would suffer.

     Any new or enhanced products we introduce may contain undetected or unresolved software or hardware defects when they are first introduced or as new version are released. These defects could result in a loss of sales and additional costs as well as damage to our reputation and the loss of relationship with our customers.

THE POTENTIAL OBSOLESCENCE OF OUR TECHNOLOGY OR THE OFFERING OF NEW, MORE EFFICIENT MEANS OF CONDUCTING INTERNET BANKING AND BILL PAYMENT COULD NEGATIVELY IMPACT OUR BUSINESS.

     The industry for Internet banking services is evolving and may be subject to rapid change. Due to our limited resources, we may not be able to keep up with the rapid technological change in the market. Failing to offer new and more efficient products and services that respond to new technologies and the needs of the Internet banking services market could adversely affect our market acceptance, revenue and business.

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

POTENTIAL LITIGATION AND LIABILITY CLAIMS MAY HAVE A MATERIAL ADVERSE EFFECT ON THE OPERATIONS, FINANCIAL PERFORMANCE AND CASH FLOWS.

     Our industry in general is susceptible to litigation, liability claims and risks. Any negative outcome in any significant legal proceeding or prolonged litigation may result in material losses to us. Any errors, defects or other performance problems in our products and services could result in financial or other damages to our financial institutions for which we may be liable. Moreover, we may be liable for transactions executed using Internet services based on our products and services even if the errors, defects or other problems are unrelated to our products and services.

MANAGEMENT AND DIRECTORS MAY CONTROL OUR MANAGEMENT AND AFFAIRS.

     As of February 28, 2002, management and directors beneficially owned approximately 20% of our outstanding common stock. As a result, they may have the ability to have a material impact on our affairs and business, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control, and make some transactions more difficult or impossible without the support of such stockholders, including proxy contests, mergers, tender offers, open-market purchase programs or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of common stock.

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

     We have a substantial number of shares of common stock issuable under outstanding stock options, warrants and convertible notes. We cannot predict the effect, if any, that future sales of shares of common stock or convertible notes, or the availability of shares of common stock or convertible notes for future sale, will have on the market price of our common stock or convertible notes. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options or warrants or the conversion of the convertible notes), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock and convertible notes.

THERE IS POSSIBILITY THAT WE FAIL TO MEET LISTING STANDARDS FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET.

     We need to meet the continued inclusion financial requirements for our common stock to be listed on The Nasdaq National Market. Failing to meet the requirements will adversely affect the interests of our shareholders.

OUR STOCKHOLDER RIGHTS PLAN CONTAINS PROVISIONS WHICH COULD DISCOURAGE A
TAKEOVER.

     On January 15, 2002, we announced that our Board of Directors has adopted a stockholder rights plan. This plan along with provisions contained in our Certificate of Incorporation may discourage or prevent a change of control through the issuance of additional equity securities that can substantially dilute the interests of a third party seeking to gain control over our company in the absence of the approval of our board of directors.

TERRORISM AND THE POSSIBILITY OF FURTHER ACTS OF VIOLENCE MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS.

     Terrorist attacks, such as the attacks that occurred on September 11, 2001, the response by the United States and further acts of violence or war may affect the market on which our common stock will trade, the markets in which we operate, and our operations and profitability. Further terrorist attacks against the United States may occur. The potential near-term and long-term effect of these attacks on our business, the market for our common stock and the economy is uncertain. The consequences of any terrorist attacks, or any armed conflicts that may result, are unpredictable, and we may not be able to foresee events that could have an adverse material effect on our business or the trading price of our common stock.

ITEM 2.  PROPERTIES

     We are headquartered in McLean, Virginia where we lease approximately 54,000 square feet of office space. The lease has a two-year term and expires July 31, 2004. We believe that all of our facilities are in good condition and are suitable and adequate to meet our operations.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

     Our common stock began trading on the Nasdaq National Market on June 4, 1999 under the symbol "ORCC". The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated, as reported by Nasdaq:

                                                         2001               2000
                                                    ---------------   -----------------
FISCAL QUARTER ENDED                                 HIGH     LOW      HIGH       LOW
--------------------                                ------   ------   -------   -------
First Quarter.....................................  $4.000   $1.750   $22.625   $10.375
Second Quarter....................................   2.980    1.375    18.500     6.000
Third Quarter.....................................   2.400    1.160     7.438     3.563
Fourth Quarter....................................   3.730    0.970     4.500     2.000

     The market price of our common stock is highly volatile and fluctuates in response to a wide variety of factors. See "Business -- Risk Factors -- Our Stock Price is Volatile."

HOLDERS

     On March 14, 2002, we had approximately 181 holders of record of common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

     We have not paid any cash dividends on our common stock. We expect to invest any future earnings to finance growth, and therefore do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following balance sheet data and statements of operations were derived from our financial statements. You should read the following selected financial information in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                         YEAR ENDED DECEMBER 31
                                 -----------------------------------------------------------------------
                                    2001           2000           1999           1998           1997
                                 -----------   ------------   ------------   ------------   ------------
Statement of Operations Data:
Revenues:
  Service fees.................  $22,108,832   $ 13,311,370   $  6,378,175   $  2,866,048   $  1,218,858
  Implementation and other
    revenues...................    2,526,931      2,332,940      2,067,360      1,460,056      1,635,686
                                 -----------   ------------   ------------   ------------   ------------
         Total revenues........   24,635,763     15,644,310      8,445,535      4,326,104      2,854,544
  Cost of revenues.............   14,313,734     13,170,656      9,081,269      6,289,462      5,128,584
                                 -----------   ------------   ------------   ------------   ------------
Gross profit (loss)               10,322,029      2,473,654       (635,734)    (1,963,358)    (2,274,040)
  General and administrative...    6,930,462      6,370,848      3,894,475      2,705,029      2,508,058
  Sales and marketing..........    5,931,222      8,972,094      5,266,044      3,377,728      3,257,725
  Systems and development......    5,854,866      6,246,174      3,998,936      2,444,615      2,682,261
  Non-recurring charges........      209,434             --             --             --             --
                                 -----------   ------------   ------------   ------------   ------------
         Total expenses........   18,925,984     21,589,116     13,159,455      8,527,372      8,448,044
                                 -----------   ------------   ------------   ------------   ------------
Loss from operations...........   (8,603,955)   (19,115,462)   (13,795,189)   (10,490,730)   (10,722,084)
Other (expense) income.........   (2,291,756)       501,680        (34,045)    (1,067,739)      (323,727)
                                 -----------   ------------   ------------   ------------   ------------
Loss before extraordinary item
  and change in accounting
  principle....................  (10,895,711)   (18,613,782)   (13,829,234)   (11,558,469)   (11,045,811)
Extraordinary gain (loss) from
  extinguishment of debt (1)...    1,083,153             --       (885,407)            --             --
Change in accounting principle
  (2)..........................           --       (216,818)            --             --             --
                                 -----------   ------------   ------------   ------------   ------------
Net loss.......................   (9,812,558)   (18,830,600)   (14,714,641)   (11,558,469)   (11,045,811)
Preferred stock accretion......           --             --     (2,236,716)    (3,779,169)    (1,998,665)
Beneficial return on preferred
  shares (3)...................           --             --     (2,668,109)            --             --
                                 -----------   ------------   ------------   ------------   ------------
Net loss available for common
  shareholders.................  $(9,812,558)  $(18,830,600)  $(19,619,466)  $(15,337,638)  $(13,044,476)
                                 ===========   ============   ============   ============   ============
Net loss per share basic and
  diluted......................  $     (0.82)  $      (1.64)  $      (2.45)  $      (3.83)  $      (3.38)
                                 ===========   ============   ============   ============   ============
Shares used in calculation of
  basic and diluted loss per
  share........................   12,026,476     11,487,192      8,010,331      4,009,713      3,858,366
Pro forma, assuming the change
  in accounting principle is
  accounted for retroactively:
  (4)
Net loss available for common
  shareholders.................                $(18,613,782)  $(19,482,536)  $(15,349,480)  $(13,387,634)
                                               ============   ============   ============   ============
Net loss per share basic and
  diluted......................                $      (1.62)  $      (2.43)  $      (3.83)  $      (3.47)
                                               ============   ============   ============   ============

---------------
(1) On June 10, 1999, we used $9.4 million of the net proceeds from our initial public offering to pay off corporate debt, which payment resulted in a one-time charge of $885,407. In May 2001, we used $2.2 million of the net proceeds from our debt offering to pay off $3.5 million of the 8% convertible subordinated notes, which payments resulted in a one-time gain of $1,083,153.

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

(4) Pro forma (as if) amounts, assuming retroactive application of SAB 101 for period of change and all prior periods presented.

                                                     YEAR ENDED DECEMBER 31
                              ---------------------------------------------------------------------
                                 2001          2000          1999           1998           1997
                              -----------   -----------   -----------   ------------   ------------
Balance Sheet Data:
Cash and equivalents........  $ 2,120,252   $ 1,771,477   $ 1,588,187   $  3,471,620   $  1,855,161
Working capital.............    8,785,201    21,338,693    20,895,369        580,376       (144,592)
Total assets................   21,521,614    35,128,428    29,217,175      9,421,428      4,681,995
Notes payable, less current
  portion...................   13,000,000    20,000,000            --      8,525,467      1,199,225
Capital lease obligations,
  less current portion......      348,552       232,125       329,480        605,322        352,956
Put option liability........           --            --            --        362,700             --
Other non-current
  liabilities...............      566,539     1,193,404            --        193,400             --
Total liabilities...........   17,183,999    25,923,458     3,750,141     14,833,950      4,217,590
Redeemable convertible
  preferred stock...........           --            --            --     25,776,254     16,836,016
Series A convertible
  preferred stock...........           --            --            --          7,950          7,950
Stockholders' equity
  (deficit).................    4,337,615     9,204,970    25,467,034    (31,188,776)   (16,371,611)

SUPPLEMENTARY FINANCIAL INFORMATION

     The following is a summary of unaudited quarterly results of operations for the year ended December 31, 2001 and 2000.

                                                                 QUARTER ENDED
                                            --------------------------------------------------------
                                             MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                               2001          2001           2001            2001
                                            -----------   -----------   -------------   ------------
Total revenues............................  $ 5,563,490   $ 6,008,203    $ 6,374,562    $ 6,689,508
Gross profit..............................    1,915,711     2,448,695      2,812,901      3,144,722
Loss before extraordinary gain and
  cumulative effect of a change in
  accounting principle....................   (3,361,965)   (2,692,359)    (3,108,429)    (1,732,958)
                                            -----------   -----------    -----------    -----------
Net loss..................................  $(3,361,965)  $(1,609,206)   $(3,108,429)   $(1,732,958)
                                            ===========   ===========    ===========    ===========
Net loss per share........................  $     (0.29)  $     (0.14)   $     (0.26)   $     (0.13)

                                                                 QUARTER ENDED
                                            --------------------------------------------------------
                                             MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                             2000 (1)      2000 (1)       2000 (1)        2000 (1)
                                            -----------   -----------   -------------   ------------
Total revenues............................  $ 2,998,836   $ 3,479,265    $ 4,203,813    $ 4,962,396
Gross profit..............................        3,651       323,202        850,135      1,296,666
Loss before cumulative effect of a change
  in accounting principle.................   (5,080,129)   (4,808,239)    (4,425,265)    (4,300,149)
                                            -----------   -----------    -----------    -----------
Net loss..................................  $(5,296,947)  $(4,808,239)   $(4,425,265)   $(4,300,149)
                                            ===========   ===========    ===========    ===========
Net loss per share........................  $     (0.48)  $     (0.42)   $     (0.38)   $     (0.37)

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

OVERVIEW

     We are a leading outsourcer of e-financial services for Internet banking, electronic bill presentment and payment, commercial cash management, and other consumer and business e-financial applications for financial institutions. We provide our clients cost-effective services, branded in their name, by seamlessly integrating services into a single-vendor, end-to-end solution. We support our products with 24x7 customer care, targeted consumer marketing services, training services and other network and technical professional services.

     We derive revenue from long-term service contracts with our financial institution clients, who pay us recurring fees based primarily on the number of their billable customers enrolled and transaction volumes, as well as an up-front implementation fee. Our financial institution clients typically subsidize some or all of our fees when reselling our services to their retail customers, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products. As a network-based service provider, we have made substantial up-front investments in infrastructure. We believe our financial performance and operating leverage will be based primarily on increasing retail customer subscriptions and transaction volumes over a relatively fixed cost base.

     Our current sources of revenue are from service fees, implementation and other revenues. We expect that our primary source of revenue growth will come from service fees as a result of continued growth of customers.

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

     - Implementation and other revenues. We generate revenue from implementation of our fully integrated services to our financial institution clients. Implementation fees are paid on a one-time basis at signing. We previously recognized nonrefundable implementation fees as revenue under the percentage of completion method as certain milestone output measures were completed. During the year ended December 31, 2000, effective January 1, 2000, we adopted SEC Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements ("SAB 101") and changed our method of accounting for nonrefundable implementation fees for all contracts to recognize such fees over the contract term as the services are provided, which typically range from one to five years. We also derive revenue from sales of related products and software, including cash management, Quicken, PC software and customer service software.

     Historically, the majority of our resources have been directed to creating our proprietary system. Our proprietary system enables us to provide a broad range of services to our financial institution clients including Internet banking, bill paying, and access to complementary financial services supported by our customer care center, targeted consumer marketing services and other support services. While investment to date has been significant, we believe the infrastructure we have built will enable us to support our anticipated growth over the next several years with only nominal incremental cost for additional retail customers.

CRITICAL ACCOUNTING POLICIES

     The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

     Bad debt expense for accounts receivable and allowance for doubtful accounts are recognized based on our estimate, which considers our historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data and financial health of specific customers. Our bad debt expense during the year ended December 31, 2001 was approximately $240,000 on revenue of $24.6 million. At December 31, 2001, the allowance for doubtful accounts was $35,000, which represents management's estimates of probable losses in the accounts receivable balance at December 31, 2001. While the expense depends to a large degree on future conditions, management does not forecast significant adverse development in 2002.

     Property and equipment, including leasehold improvements, are recorded at cost. Software and hardware consisting of central processing systems and terminals represent the majority of the property and equipment and is potentially subject to technological changes and obsolescence. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which is generally five years. Equipment recorded under capital leases is amortized over the estimated useful life of the asset. We periodically evaluate the assets for recoverability when events or circumstances indicate a potential impairment.

     We generate revenue from service fees, implementation fees, and other revenues. Revenues from service fees and other revenues are recognized over the term of the contract as the services are provided. We previously recognized nonrefundable implementation fees as revenue under the percentage of completion method as certain milestone output measures were completed. During the year ended December 31, 2000, we adopted SEC Staff Accounting Bulletin No.
101 -- Revenue Recognition in Financial Statements ("SAB 101"), effective January 1, 2000, and changed its method of accounting for nonrefundable implementation fees for all contracts to recognize such fees and the related incremental direct costs of implementation activities over the contract term as the services are provided, which typically range from one to five years (generally three years). We believe the change in accounting principle was preferable based on guidance provided in SAB 101. We periodically assess the recoverability of the deferred implementation costs and believe that the future cash flows are sufficient to cover the carrying amount of the deferred implementation costs.

     Also see Note 2, Summary of Significant Accounting Policies, which discusses accounting policies.

FINANCIAL CONDITION

     Since our founding, we have incurred high costs to create our infrastructure, while generating low revenues. As a result we have historically experienced large operating losses and negative cash flow. At December 31, 2001 we had an accumulated deficit of $85.3 million, cash and investments of $7.7 million and net property and equipment of $6.8 million. We have funded our operations primarily through the issuance of equity and debt securities. Ongoing working capital requirements will primarily consist of personnel costs related to enhancing and maintaining our system. We expect to continue to incur losses at least for part of the year 2002.

     Cash and investments in available for sale securities were $7.7 million and $21.5 million as of December 31, 2001 and 2000, respectively. The decrease in cash and investments results primarily from $9.8 million cash used for working capital, $1.8 million for capital expenditures and $2.2 million for the repurchase of $3.5 million of 8% convertible subordinated notes ("Convertible Notes"). On December 31, 2001, notes payable decreased to $13.0 million as compared to $20.0 as of December 31, 2000 as a result of the $3.5 million repurchase and $3.5 million conversion of Convertible Notes.

     Even though our financial trends have been favorable and indicate the potential for our operations becoming profitable, we have not yet attained profitable operations. Therefore, until we reach profitability our prospects for success remain unproven.

RESULTS OF OPERATIONS

     The following table presents certain items derived from our statements of operations expressed as a percentage of revenue.

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                              2001     2000         1999
                                                              -----   ------       ------
Statement of Operations Data:
Revenues:
  Service fees..............................................   89.7%    85.1%        75.5%
  Implementation and other revenues.........................   10.3     14.9         24.5
          Total revenues....................................  100.0    100.0        100.0
Expenses:
  Cost of revenues..........................................   58.1     84.2        107.5
Gross margin (loss).........................................   41.9     15.8         (7.5)
  General and administrative................................   28.1     40.7         46.1
  Sales and marketing.......................................   24.1     57.4         62.4
  Systems and development...................................   23.7     39.9         47.3
  Non-recurring charge......................................    0.9       --           --
          Total expenses....................................   76.8    138.0        155.8
Loss from operations........................................  (34.9)  (122.2)      (163.3)
Other (expense) income......................................   (4.8)     3.2         (0.4)
Debt conversion expense.....................................   (4.5)      --           --
Extraordinary loss from the extinguishment of debt..........    4.4       --        (10.5)
Cumulative effect of change in accounting principle.........     --     (1.4)          --
Net loss....................................................  (39.8)% (120.4)%     (174.2)%

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     Revenues. We derive revenues from service fees, implementation and other revenues. Revenues increased $9.0 million, or 57.5%, to $24.6 million for the year ended December 31, 2001 as compared to $15.6 million for the same period in 2000. This improvement was primarily attributable to a 66.1% increase in service fees which were largely recurring and driven by an increase of 59.2% in the number of billable customers and an increase of 100.1% in the number of transactions measured at December 31, 2001 and December 31, 2000. Billable customers increased from approximately 282,000 at December 31, 2000 to approximately 449,000 at December 31, 2001. In January 2002, we restructured our service contract with California Federal Bank, our major customer, for another four years. Under the new agreement, effective September 2002, we will provide only our electronic bill presentment and payment services through 2005. Had the new agreement been effective January 1, 2001, the approximate effect of the new agreement would have been to reduce our 2001 revenue by 8% of 2001 results adjusted for the new agreement. Additionally, implementation and other revenues increased 8.3% to $2.5 million mainly due to an increase in professional service revenue resulting from growth in the number of financial institutions with whom we have contracted and enabled on our services. We signed 50 and enabled 66 financial institutions for the twelve months ended December 31, 2001, increasing the total number of financial institutions under contract to 517 as of December 31, 2001.

     Cost of Revenues. Cost of revenues primarily includes telecommunications, payment processing, systems operations, customer service, implementation and related products. Cost of revenues increased $1.1 million, or 8.7%, to $14.3 million for the year ended December 31, 2001 as compared to $13.2 million for the same period in 2000. This increase was primarily attributable to a $0.7 million increase in bill payment processing costs and a $0.3 million increase in customer service costs. These increases resulted from the increased number of billable customers and transactions.

     Gross Profit. Gross profit increased from $2.5 million to $10.3 million for the years ended December 31, 2000 and 2001, respectively. Gross margin as a percentage of revenue improved from 16% to 42% primarily due to increased service fees and implementation revenue leveraged over our relatively fixed cost of revenue. Gross margin for service fees also improved as a result of improved efficiency from technology development and cost control initiatives. As we discussed earlier, due to the restructure of our service contract with California Federal Bank, if in effect January 1, 2001, the approximate effect of the new agreement would have been to reduce our 2001 gross profit by 3% based on reported 2001 results adjusted for the new agreement.

     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $0.5 million, or 8.8%, to $6.9 million in 2001 as compared to $6.4 million in 2000. The increase in general and administrative expenses is attributable to higher director and officer insurance premium and depreciation expenses resulting from additional capital expenditures of $1.8 million. General and administrative expenses as a percentage of revenue decreased to 28.1% as compared to 40.7% for the twelve months ended December 31, 2001 and 2000, respectively, primarily due to an increase in revenues without a corresponding increase in general and administrative expenses.

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses decreased $3.1 million, or 33.9%, to $5.9 million in 2001 as compared to $9.0 million in 2000. The principal reasons for the decrease in sales and marketing expenses were a decline in marketing, commission and advertising expenses and a reduction in staffs as a result of consolidating certain client service responsibilities.

     Systems and Development. Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the research and development of new services and products, and new technology to enhance existing products. Systems and development expenses decreased $391,000, or 6.3%, to $5.9 million in 2001 as compared to $6.2 million in 2000. The decrease in our systems and development expenses was primarily due to the reduction in consulting fees associated with our efforts to control costs.

     Non-Recurring Charges. As a result of the reduction in staffs of approximately 9% on January 3, 2001, we incurred and paid a one-time charge of $209,000 including severance costs and benefit payments for the twelve months ended December 31, 2001. The estimated benefit of the reduction in staffs was approximately $1.7 million for the twelve months ended December 31, 2001.

     Loss from Operations. Loss from operations decreased $10.5 million, or 55%, to $8.6 million as compared to $19.1 million for the twelve months ended December 31, 2001 and 2000, respectively. Loss from operations significantly decreased between the two periods primarily as a result of increase in services fees and gross profit driven by growth in our customer base, decreases in various expenditures and costs derived from our cost-cutting initiatives, as well as the other factors described above.

     Other Income and Expenses. Interest income decreased $471,000, or 43.4%, to $0.6 million in 2001 as compared to $1.1 million in 2000. The decrease was due to the lower average cash and investment balances and lower interest rate for the twelve months ended December 31, 2001. Interest and other expense increased $1.2 million, or 207.2%, to $1.8 million in 2001 as compared to $0.6 million in 2000 as the result of the interest expense and amortization of debt issuance costs in connection with the issuance of Convertible Notes. Going forward, until at least September 2005, unless the Convertible Notes are earlier converted or repurchased, we will continue to incur interest expenses due to the Convertible Notes. The conversion of $2.5 million and $1.0 million Convertible Notes in September and November 2001 resulted in a non-cash debt conversion expense of $1.1 million that was attributable to the issuance of 702,869 incremental shares of common stock issued to holders in accordance with accounting rules for induced conversions of convertible debt.

     Net Loss and Loss Per Share. Net loss was $9.8 million, including a $1.1 million gain from repurchase of debt, compared to a loss of $18.8 million for the years ended December 31, 2001 and 2000, respectively.

The basic and diluted loss per share were $(0.82) and $(1.64) for the years ended December 31, 2001 and 2000, respectively, as a result of the various factors noted above.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Revenues. Revenues increased $7.2 million, or 85.2%, to $15.6 million for the year ended December 31, 2000 as compared to $8.4 million for the same period in 1999. This increase was primarily attributable to a 108.7% increase in service fees which were largely recurring and driven by an increase of 160.7% in the number of retail customers and an increase of 155.5% in the number of transactions offset by lower service fees per user measured at December 31, 2000 and December 31, 1999. Additionally, implementation and other revenues increased 12.8% to $2.3 million as a result of increases in the number of financial institutions with whom we have contracted and enabled on our services. We signed and enabled 169 financial institutions for the twelve months ended December 31, 2000, increasing the total number of financial institutions under contract to 508 as of December 31, 2000.

     Cost of Revenues. Cost of revenues increased $4.1 million, or 45%, to $13.2 million for the year ended December 31, 2000 as compared to $9.1 million for the same period in 1999. This increase was primarily attributable to increases of $2.0 million in customer service costs and $1.8 million in bill payment processing costs. These higher costs resulted from increases in the number of retail customers, number of transactions and staff to support the growth of our operations.

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

     General and Administrative. General and administrative expenses increased $2.5 million, or 63.6%, to $6.4 million in 2000 as compared to $3.9 million in 1999. The increase in general and administrative expenses is attributable to the increase in staffing for finance and accounting, which was required after our company went public in June 1999 and increased rent and depreciation expenses associated with the expansion of the corporate facilities.

     Sales and Marketing. Sales and marketing expenses increased $3.7 million, or 70.4%, to $9.0 million in 2000 as compared to $5.3 million in 1999. The principal reasons for the escalation in sales and marketing expenses were increases in personnel costs, consumer marketing expenditures, commissions as a result of higher revenue levels and additional travel costs. The increase in consumer marketing expenses is attributable to promoting the adoption of our services by the retail customers of the growing number of launched financial institution clients.

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

     Loss from Operations. Loss from operations increased $5.3 million, or 38.6%, to $19.1 million as compared to $13.8 million for the years ended December 31, 2000 and 1999, respectively. Loss from operations increased between the two periods primarily as a result of increase in operating expenses offset by an increase in gross profit, as well as factors described above.

     Other Income and Expenses. Interest income increased $95,000, or 9.6%, to $1.1 million in 2000 as compared to $990,000 in 1999. The increase was due to the higher average cash and investment balances for the twelve months ended December 31, 2000. Interest and other expense decreased $441,000, or 43.1%, to $583,000 in 2000 as compared to $1.0 million in 1999 as the result of the higher interest rates on debts extinguished in June 1999.

     Net Loss and Loss Per Share. Net loss available for common shareholders was $18.8 million compared to a loss of $19.6 million for the years ended December 31, 2000 and 1999, respectively. For the years ended December 31, 2000 and 1999 the basic and diluted loss per share were $(1.64) and $(2.45), respectively, as a result of the various factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have primarily financed our operations through private placements of our common and preferred stock and the issuance of debts. We have also entered into various capital lease financing agreements. On September 28, 2000, we issued convertible subordinated notes in the amount of $20 million. Net of debt issuance costs, we received proceeds of $18.7 million. As of December 31, 2001, we had used $2.2 million of the proceeds to repurchase debt, and $8.8 million for working capital resulting in $7.7 million in cash and investments at December 31, 2001.

     Net cash used in operating activities was $9.6 million for the year ended December 31, 2001 as compared to $16.7 million in the year ended December 31, 2000. Cash used in operating activities in the year ended December 31, 2001 and 2000 resulted primarily from the net loss of $9.8 million and $18.8 million, respectively.

     Net cash provided by investing activities for the year ended December 31, 2001 was $12.3 million, of which approximately $14.1 million was provided from the sale of available for sale securities net of $1.8 million used to purchase fixed assets. For the year ended December 31, 2000, net cash used in investing activities was $3.0 million, of which $3.5 was used for capital expenditures and approximately $527,000 was provided by sales of available for sale securities net of the purchase.

     Net cash used in financing activities was $2.4 million in the year ended December 31, 2001 as compared to net cash provided by financing activities of $19.8 million in the year ended December 31, 2000. Cash used in financing activities for the year ended December 31, 2001 resulted primarily from the repurchase of $3.5 million of the Convertible Notes for $2.2 million. During 2001, we had non-cash conversions of the Convertible Notes in the amount of $3.5 million. For the year ended December 31, 2000, cash provided by financing activities was primarily the result of the net proceeds of $18.7 million from the debt offering and $1.4 million from the issuance of common stock.

     We have no material commitments other than our Convertible Notes and obligations under our operating and capital leases. Our material commitments under these obligations are as follows:

                              TOTAL         2002         2003        2004        2005       THEREAFTER
                           -----------   ----------   ----------   --------   -----------   ----------
Convertible notes........  $13,000,000   $       --   $       --   $     --   $13,000,000      $ --
Capital lease
  obligations............      713,034      341,971      236,645    122,664        11,754        --
Operating lease..........    3,090,382    1,168,092    1,214,078    708,212            --        --
                           -----------   ----------   ----------   --------   -----------      ----
          Total
           obligations...  $16,803,416   $1,510,063   $1,450,723   $830,876   $13,011,754      $ --
                           ===========   ==========   ==========   ========   ===========      ====

     Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of our marketing effort. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related equipment, and personnel.

     We currently believe that cash on hand and investments will be sufficient to meet our current anticipated cash requirements for at least the next twelve months. However, there can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required. We intend to invest our cash in excess of current operating requirements in marketable government, corporate and mortgage-backed securities.

NEW ACCOUNTING STANDARDS

     In July 2001, the Securities and Exchange Commission issued staff announcement, D-98, "Classification and Measurement of Redeemable Securities". The announcement is required to be adopted in years beginning after December 15, 2001. We believe that announcement will not have a significant effect on the earnings or the financial position of the Company upon adoption.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The adoption of this statement will not have a significant impact on our results of operations or financial position.

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

                                                               DECEMBER 31, 2001
                                                  -------------------------------------------
                                                  CARRYING VALUE   FAIR VALUE   INTEREST RATE
                                                  --------------   ----------   -------------
U.S. government treasury obligations............    $1,776,429     $1,782,818      2.45%
Commercial bonds................................     3,781,571      3,800,552      3.02%
                                                    ----------     ----------
          Total investments.....................    $5,558,000     $5,583,370
                                                    ==========     ==========

     The long-term debts on December 31, 2001 are comprised of convertible subordinated notes with an 8% interest rate and capital lease obligations with interest rates ranging from 4% to 13%. A fluctuation of 100 basis points in the prime rate would not have a material adverse effect on us.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........   30
Balance Sheets..............................................   31
Statements of Operations....................................   32
Statements of Stockholders' Equity..........................   33
Statements of Cash Flows....................................   34
Notes to Financial Statements...............................   35

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders and Board of Directors
Online Resources Corporation

     We have audited the accompanying balance sheets of Online Resources Corporation as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Resources Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 3 to the financial statements, in 2000 the Company changed its method of revenue recognition for implementation revenue.

                                          /s/ ERNST & YOUNG LLP

McLean, Virginia
February 11, 2002

                          ONLINE RESOURCES CORPORATION
                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,120,252   $  1,771,477
  Investments...............................................     5,583,370     19,688,454
  Accounts receivable (net of allowance of $35,000 and
     $117,000 at December 31, 2001 and 2000,
     respectively)..........................................     2,635,738      3,026,010
  Deferred implementation costs.............................       918,885        809,901
  Prepaid expenses and other current assets.................       795,864        540,780
                                                              ------------   ------------
          Total current assets..............................    12,054,109     25,836,622
Property and equipment, net.................................     6,813,123      6,524,904
Deferred implementation costs, less current portion.........       707,960        712,828
Debt issuance costs.........................................       983,248      1,750,096
Other assets................................................       963,174        303,978
                                                              ------------   ------------
          Total assets......................................  $ 21,521,614   $ 35,128,428
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    724,684   $    858,980
  Accrued expenses and other current liabilities............       739,358      1,309,211
  Accrued compensation......................................       613,848        947,136
  Deferred revenues.........................................       880,380      1,103,964
  Current portion of capital lease obligation...............       310,638        278,638
                                                              ------------   ------------
          Total current liabilities.........................     3,268,908      4,497,929
  Capital lease obligation, less current maturities.........       348,552        232,125
  Deferred revenues, less current portion...................       566,539      1,193,404
  Notes payable.............................................    13,000,000     20,000,000
                                                              ------------   ------------
          Total liabilities.................................    17,183,999     25,923,458
Commitments
Series B redeemable convertible preferred stock; 100,000
  shares designated, none issued at December 31, 2001 and
  2000......................................................            --             --
Series C redeemable convertible preferred stock, 287,000
  shares designated, none issued at December 31, 2001 and
  2000......................................................            --             --
Stockholders' equity
  Series A convertible preferred stock, $.01 par value;
     1,000,000 shares authorized, none issued at December
     31, 2001 and 2000......................................            --             --
  Common stock, $.0001 par value; 35,000,000 shares
     authorized; 13,293,238 issued and 13,248,390
     outstanding at December 31, 2001; and 11,616,649 issued
     and outstanding at December 31, 2000...................         1,325          1,162
  Additional paid-in capital................................    89,937,671     85,238,538
  Accumulated deficit.......................................   (85,294,865)   (75,482,307)
  Deferred stock compensation...............................       (60,924)      (185,894)
  Treasury stock, 44,848 shares.............................      (148,581)            --
  Accumulated other comprehensive income....................        25,370         56,075
  Receivable from the sale of common stock..................      (122,381)      (422,604)
                                                              ------------   ------------
          Total stockholders' equity........................     4,337,615      9,204,970
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $ 21,521,614   $ 35,128,428
                                                              ============   ============

See notes to financial statements.

                          ONLINE RESOURCES CORPORATION

                            STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2001           2000           1999
                                                      -----------   ------------   ------------
Revenues:
  Service fees......................................  $22,108,832   $ 13,311,370   $  6,378,175
  Implementation and other revenues.................    2,526,931      2,332,940      2,067,360
                                                      -----------   ------------   ------------
          Total revenues............................   24,635,763     15,644,310      8,445,535
Costs and expenses:
  Service costs.....................................   12,826,124     11,989,766      7,715,149
  Implementation and other costs....................    1,487,610      1,180,890      1,366,120
                                                      -----------   ------------   ------------
       Costs of revenues............................   14,313,734     13,170,656      9,081,269
                                                      -----------   ------------   ------------
       Gross profit (loss)..........................   10,322,029      2,473,654       (635,734)
  General and administrative........................    6,930,462      6,370,848      3,894,475
  Sales and marketing...............................    5,931,222      8,972,094      5,266,044
  Systems and development...........................    5,854,866      6,246,174      3,998,936
  Non-recurring charges.............................      209,434             --             --
                                                      -----------   ------------   ------------
          Total expenses............................   18,925,984     21,589,116     13,159,455
                                                      -----------   ------------   ------------
Loss from operations................................   (8,603,955)   (19,115,462)   (13,795,189)
Other income (expense):
  Interest income...................................      613,487      1,084,196        989,520
  Interest expense..................................   (1,788,520)      (582,516)      (958,852)
  Other.............................................       (1,141)            --        (64,713)
  Debt conversion expense...........................   (1,115,582)            --             --
                                                      -----------   ------------   ------------
          Total other (expense) income..............   (2,291,756)       501,680        (34,045)
                                                      -----------   ------------   ------------
Loss before extraordinary gain (loss) and cumulative
  effect of change in accounting principle..........  (10,895,711)   (18,613,782)   (13,829,234)
Extraordinary gain (loss) from the extinguishment of
  debt..............................................    1,083,153             --       (885,407)
                                                      -----------   ------------   ------------
Loss before cumulative effect of change in
  accounting principle..............................   (9,812,558)   (18,613,782)   (14,714,641)
Cumulative effect of change in accounting
  principle.........................................           --       (216,818)            --
                                                      -----------   ------------   ------------
Net loss............................................   (9,812,558)   (18,830,600)   (14,714,641)
Preferred stock accretion...........................           --             --     (2,236,716)
Beneficial return on preferred shares...............           --             --     (2,668,109)
                                                      -----------   ------------   ------------
Net loss available to common shareholders...........  $(9,812,558)  $(18,830,600)  $(19,619,466)
                                                      ===========   ============   ============
Loss per share:
  Net loss per share from continuing operations
     (including accretion and beneficial return on
     preferred shares)..............................  $     (0.91)  $      (1.62)  $      (2.34)
  Net loss per share -- extraordinary gain (loss)...         0.09             --          (0.11)
  Net loss per share -- change in accounting
     principle......................................           --          (0.02)            --
  Net loss per share attributable to common
     shareholders...................................  $     (0.82)  $      (1.64)  $      (2.45)
Pro forma amounts assuming the accounting change is
  applied retroactively:
  Net loss available to common shareholders.........                $(18,613,782)  $(19,482,536)
  Net loss per share attributable to common
     shareholders...................................                $      (1.62)  $      (2.43)
Shares used in calculation of loss per share:
  Basic and diluted.................................   12,026,476     11,487,192      8,010,331

See notes to financial statements.

                          ONLINE RESOURCES CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                        SERIES A
                                    PREFERRED STOCK        COMMON STOCK       ADDITIONAL                     DEFERRED
                                   ------------------   -------------------     PAID-IN     ACCUMULATED       STOCK       TREASURY
                                    SHARES    AMOUNT      SHARES     AMOUNT     CAPITAL       DEFICIT      COMPENSATION     STOCK
                                   --------   -------   ----------   ------   -----------   ------------   ------------   ---------
Balance at December 31, 1998.....   795,000   $ 7,950    4,053,653   $ 405    $11,078,308   $(41,937,066)   $      --     $      --
 Net loss........................        --        --           --      --             --    (14,714,641)          --            --
 Issuance of common stock........        --        --    3,100,072     310     38,645,647             --           --            --
 Conversion of preferred stock...  (795,000)   (7,950)   3,571,559     357     35,751,430             --           --            --
 Exercise of common stock
   options.......................        --        --      296,382      29      1,324,995             --           --            --
 Exercise of common stock
   warrants......................        --        --       36,066       4        165,191             --           --            --
 Issuance of common stock
   options.......................        --        --           --      --        448,661             --     (448,661)           --
 Issuance of common stock
   warrants......................        --        --           --      --          3,191             --           --            --
 Amortization of deferred stock
   compensation..................        --        --           --      --             --             --      180,712            --
 Extinguishment of put option....        --        --           --      --        584,477             --           --            --
 Purchase of treasury stock......        --        --       (7,276)     --        (61,250)            --           --            --
 Repayment of stock
   subscription..................        --        --           --      --             --             --           --            --
 Beneficial return on preferred
   shares........................        --        --           --      --     (2,668,109)            --           --            --
 Series B preferred stock
   accretion.....................        --        --           --      --         (4,689)            --           --            --
 Series C preferred stock
   accretion.....................        --        --           --      --     (2,232,027)            --           --            --
                                   --------   -------   ----------   ------   -----------   ------------    ---------     ---------
Balance at December 31, 1999.....        --        --   11,050,456   1,105     83,035,825    (56,651,707)    (267,949)           --
 Comprehensive income (loss)
 Net loss........................        --        --           --      --             --    (18,830,600)          --            --
 Unrealized gain on available for
   sale securities...............        --        --           --      --             --             --           --            --
 Comprehensive loss..............
 Exercise of common stock
   options.......................        --        --      169,200      17        879,992             --           --            --
 Exercise of common stock
   warrants......................        --        --      389,378      39        594,501             --           --            --
 Issuance of common stock
   warrants......................        --        --           --      --        589,900             --           --            --
 Issuance of common stock
   options.......................        --        --           --      --         11,732             --           --            --
 Issuance of common stock........        --        --        7,615       1         41,667             --           --            --
 Amortization of deferred stock
   compensation..................        --        --           --      --         84,921             --       82,055            --
 Repayment of stock
   subscription..................        --        --           --      --             --             --           --            --
                                   --------   -------   ----------   ------   -----------   ------------    ---------     ---------
Balance at December 31, 2000.....        --        --   11,616,649   1,162     85,238,538    (75,482,307)    (185,894)           --
 Comprehensive income (loss)
 Net loss........................        --        --           --      --             --     (9,812,558)          --            --
 Unrealized gain on available for
   sale securities...............        --        --           --      --             --             --           --            --
 Comprehensive loss..............
 Exercise of common stock
   options.......................        --        --        6,488      --         26,148             --           --            --
 Exercise of common stock
   warrants......................        --        --       21,385       2        149,998             --           --            --
 Conversion of notes payable.....        --        --    1,577,869     158      4,406,297             --           --            --
 Issuance of common stock
   options.......................        --        --           --      --         20,303             --           --            --
 Issuance of common stock........        --        --       70,847       7        123,458             --           --            --
 Reclassification of stock
   subscription to notes
   receivable....................        --        --           --      --             --             --           --            --
 Amortization of deferred stock
   compensation..................        --        --           --      --        (60,564)            --      124,970            --
 Reclassification of stock
   subscription to treasury
   stock.........................        --        --      (44,848)     (4)        33,493             --           --      (148,581)
                                   --------   -------   ----------   ------   -----------   ------------    ---------     ---------
Balance at December 31, 2001.....        --   $    --   13,248,390   $1,325   $89,937,671   $(85,294,865)   $ (60,924)    $(148,581)
                                   ========   =======   ==========   ======   ===========   ============    =========     =========

                                                    RECEIVABLE
                                    ACCUMULATED      FROM THE
                                       OTHER         SALE OF          TOTAL
                                   COMPREHENSIVE      COMMON      STOCKHOLDERS'
                                      INCOME          STOCK          EQUITY
                                   -------------   ------------   -------------
Balance at December 31, 1998.....     $    --       $(338,373)    $(31,188,776)
 Net loss........................          --              --      (14,714,641)
 Issuance of common stock........          --              --       38,645,957
 Conversion of preferred stock...          --              --       35,743,837
 Exercise of common stock
   options.......................          --        (321,250)       1,003,774
 Exercise of common stock
   warrants......................          --              --          165,195
 Issuance of common stock
   options.......................          --              --               --
 Issuance of common stock
   warrants......................          --              --            3,191
 Amortization of deferred stock
   compensation..................          --              --          180,712
 Extinguishment of put option....          --              --          584,477
 Purchase of treasury stock......          --              --          (61,250)
 Repayment of stock
   subscription..................          --           9,383            9,383
 Beneficial return on preferred
   shares........................          --              --       (2,668,109)
 Series B preferred stock
   accretion.....................          --              --           (4,689)
 Series C preferred stock
   accretion.....................          --              --       (2,232,027)
                                      -------       ---------     ------------
Balance at December 31, 1999.....          --        (650,240)      25,467,034
 Comprehensive income (loss)
 Net loss........................          --              --      (18,830,600)
 Unrealized gain on available for
   sale securities...............      56,075              --           56,075
                                                                  ------------
 Comprehensive loss..............                                  (18,774,525)
 Exercise of common stock
   options.......................          --         (87,000)         793,009
 Exercise of common stock
   warrants......................          --              --          594,540
 Issuance of common stock
   warrants......................          --              --          589,900
 Issuance of common stock
   options.......................          --              --           11,732
 Issuance of common stock........          --              --           41,668
 Amortization of deferred stock
   compensation..................          --              --          166,976
 Repayment of stock
   subscription..................          --         314,636          314,636
                                      -------       ---------     ------------
Balance at December 31, 2000.....      56,075        (422,604)       9,204,970
 Comprehensive income (loss)
 Net loss........................          --              --       (9,812,558)
 Unrealized gain on available for
   sale securities...............     (30,705)             --          (30,705)
                                                                  ------------
 Comprehensive loss..............                                   (9,843,263)
 Exercise of common stock
   options.......................          --              --           26,148
 Exercise of common stock
   warrants......................          --              --          150,000
 Conversion of notes payable.....          --              --        4,406,455
 Issuance of common stock
   options.......................          --              --           20,303
 Issuance of common stock........          --              --          123,465
 Reclassification of stock
   subscription to notes
   receivable....................          --         148,254          148,254
 Amortization of deferred stock
   compensation..................          --              --           64,406
 Reclassification of stock
   subscription to treasury
   stock.........................          --         151,969           36,877
                                      -------       ---------     ------------
Balance at December 31, 2001.....     $25,370       $(122,381)    $  4,337,615
                                      =======       =========     ============

                          ONLINE RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2001           2000           1999
                                                      -----------   ------------   ------------
OPERATING ACTIVITIES
Net loss............................................  $(9,812,558)  $(18,830,600)  $(14,714,641)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Extraordinary (gain) loss on debt
       extinguishment...............................   (1,083,153)            --        885,407
     Debt conversion expense........................    1,115,582             --             --
     Depreciation...................................    2,108,046      1,736,261      1,095,228
     Amortization...................................      320,847         95,036        199,488
     Stock compensation.............................      144,011        178,708        180,712
     Cumulative effect of change in accounting
       principle....................................           --        216,818             --
     Provision for losses on accounts receivable....      239,564        213,245        112,680
     Realized/unrealized gain on investments........      (73,288)       (23,251)            --
     Amortization of bond discount..................      (15,946)      (230,273)            --
     Changes in assets and liabilities:
       Accounts receivable..........................      150,708     (1,363,548)    (1,054,802)
       Prepaid expenses and other current assets....     (255,084)       405,427       (474,960)
       Escrow deposit...............................           --             --        400,985
       Deferred implementation costs................     (104,116)      (368,592)            --
       Other assets.................................     (510,943)       (19,505)       104,114
       Accounts payable.............................     (134,297)        46,898       (895,593)
       Accrued expenses.............................     (863,250)       774,770        246,854
       Deferred revenues............................     (850,450)       508,487       (260,191)
                                                      -----------   ------------   ------------
Net cash used in operating activities...............   (9,624,327)   (16,660,119)   (14,174,719)
INVESTING ACTIVITIES
Purchase of property and equipment..................   (1,836,180)    (3,488,731)    (2,004,993)
Purchases of available for sale securities..........  (20,427,641)   (46,216,917)  (195,468,564)
Sales of available for sale securities..............   34,591,254     46,743,991    175,119,313
                                                      -----------   ------------   ------------
Net cash provided by (used in) in investing
  activities........................................   12,327,433     (2,961,657)   (22,354,244)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock..........      277,188      1,429,217     39,753,676
Net proceeds from repayment of stock subscription...           --        314,636          9,383
Net proceeds from issuance of Series C Preferred
  Stock.............................................           --             --      5,349,000
Net proceeds from issuance of long-term debt........           --     18,744,768             --
Repayment of capital lease obligations..............     (411,658)      (683,555)      (722,239)
Repayment of long-term debt.........................           --             --     (9,744,290)
Payment of financing costs..........................      (52,472)            --             --
Repurchase of notes payable.........................   (2,167,389)            --             --
                                                      -----------   ------------   ------------
Net cash (used in) provided by financing
  activities........................................   (2,354,331)    19,805,066     34,645,530
                                                      -----------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents.......................................      348,775        183,290     (1,883,433)
Cash and cash equivalents at beginning of period....    1,771,477      1,588,187      3,471,620
                                                      -----------   ------------   ------------
Cash and cash equivalents at end of period..........  $ 2,120,252   $  1,771,477   $  1,588,187
                                                      ===========   ============   ============
SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS:
  Cash paid for interest............................  $ 1,611,000   $     84,000   $  1,016,000
  Issuance of warrants..............................           --        589,900             --
  Issuance of stock subscriptions receivable........           --         87,000        321,250
  Acquisition of property and equipment by capital
     lease..........................................      560,085        155,762        541,000
  Conversion of notes payable.......................    3,500,000             --             --
  Unrealized (loss) gain on investment..............      (30,705)        56,075             --

See notes to financial statements.

                          ONLINE RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

     Online Resources Corporation (the "Company") is a leading outsourcer of Internet banking, electronic bill presentment and payment, commercial cash management and other consumer and business e-financial applications to financial institutions. The Company offers its clients a cost-effective service, branded in their name, by seamlessly integrating services into a single-vendor, end-to-end solution. As part of its services, the Company provides customer support through its call center, targeted consumer marketing services, training services and other network and technical professional services. The Company operates in one business segment.

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

REVENUE RECOGNITION

     The Company generates revenues from service fees, implementation fees, and other revenues. Revenues from service fees include account access fees, transaction fees, customer service, new user setup, communications and other services. Implementation and other revenues are generated from the linking of the Company's financial institution client's to the Company's Quotien(SM) e-financial suite through various networks and the Company's gateways and the sale of software used to access the e-financial suite. Service fees and other revenues are recognized over the term of the contract as the services are provided. Implementation revenue and related direct implementation costs are recognized on a straight line basis over the contract term. During the year ended December 31, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements ("SAB 101"), effective January 1, 2000, see note 3 for further discussion.

SYSTEMS, RESEARCH AND DEVELOPMENT

     Systems, research and development costs are charged to expense as incurred.

PROPERTY AND EQUIPMENT

     Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which is generally five years. Equipment recorded under capital leases is also amortized over the estimated useful life of the asset. Depreciation expense was $2.1 million, $1.7 million and $1.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 2001, the carrying value of the following financial instruments: cash and cash equivalents, investments in available for sale securities, accounts receivable, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short term nature. The carrying value of capital lease obligations approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities. The notes payable are not publicly traded. Management estimates the market value of the notes payable to be 95% of the carrying value.

CONCENTRATION OF CREDIT RISK

     The market for Internet banking in the United States, in which the Company operates, is characterized by rapid technological developments, frequent new product introductions and changes in end user requirements. The Company's future success will depend on its ability to develop, introduce and market enhancements to its existing products and services, to introduce new products and services in a timely manner, which meet customer requirements, and to respond to competitive pressures and technological advances. Further, the emergence of new industry standards, whether through adoption by official standards committees or widespread use by financial institutions or other financial institution data processing vendors, could require the Company to redesign its products and services.

     The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the nature of the customers being financial institutions and credit unions as well as the number of its customers and geographic areas. The Company maintains an allowance for doubtful accounts to provide for probable losses in accounts receivable.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and investments in available-for-sale securities. The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per institution. At December 31, 2001 and 2000, the Company had cash and cash equivalent accounts in excess of the FDIC insured limits. Investments in available-for-sale securities are limited to investment-grade securities. The fair value of the Company's financial instruments is substantially equivalent to their carrying value and, although there is some credit risk associated with these instruments, the Company believes this risk to be insignificant.

EARNINGS (LOSS) PER SHARE

     Net loss per share is computed by dividing the net loss applicable to common shareholders for the period by the weighted average number of common shares outstanding. Shares associated with stock options, warrants and convertible securities are not included because they are anti-dilutive.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. The Company incurred $200, $385,400 and $204,800 in advertising costs for the year ended December 31, 2001, 2000 and 1999, respectively.

STOCK BASED COMPENSATION

     The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, in accounting for its stock option incentive plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant.

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

MAJOR CUSTOMER

     One of the Company's financial institution clients, California Federal Bank, accounted for approximately $3.2, $2.2 and $1.2 million or 13%, 14% and 14%, of the Company's revenue, for the year ended December 31, 2001, 2000 and 1999, respectively.

RECLASSIFICATION

     Certain amounts reported in prior periods have been reclassified to conform to the 2001 presentation.

RECENT PRONOUNCEMENTS

     In July 2001, the Securities and Exchange Commission issued staff announcement, D-98, "Classification and Measurement of Redeemable Securities". The announcement is required to be adopted in years beginning after December 15, 2001. The Company believes that announcement will not have a significant effect on the earnings or the financial position of the Company upon adoption.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a segment of a Business, for the disposal of Segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The adoption of this statement will not have a significant impact on its results of operations or financial position.

3.  CHANGE IN REVENUE RECOGNITION FOR IMPLEMENTATION REVENUE

     Prior to January 2000, the Company recognized nonrefundable implementation fees as revenue under the percentage of completion method as certain milestone output measures were completed. During the year ended December 31, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements ("SAB 101"), effective January 1, 2000, and changed its method of accounting for nonrefundable implementation fees for all contracts to recognize such fees and the related incremental direct costs of implementation activities over the contract term as the services are provided, which typically range from one to five years (generally three years). The Company believes the change in accounting principle was preferable based on guidance provided in SAB
101. The cumulative effect of the accounting change as of January 1, 2000 was $217,000 ($1,371,000 of revenue less direct incremental costs of $1,154,000) and was recognized in the 2000 statement of operations. The effect of the accounting change on the year ended December 31, 2000 was to increase the net loss before the cumulative effect of the accounting change by $301,000. 1999 results of operations have not been restated. Due to the adoption of SAB 101, $1,371,000 of revenue that was previously recognized under the Company's prior revenue recognition policy will be recognized under the Company's revised revenue recognition policy through periods up to 2004 because some contract periods extend through 2004. During the year ended December 31, 2001 and 2000, the Company recognized revenue of $541,000 and $512,000, respectively, and related direct incremental costs that were included in the cumulative effect adjustment at January 1, 2000. The pro forma amounts included in the statement of operations have been adjusted to reflect the retroactive application of SAB 101 in the 1999 statement of operations.

4.  INVESTMENTS

     The Company classifies its investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets. Any unrealized gains or losses, net of taxes, are reported as a separate component of stockholders' equity. Realized gains and losses and declines in market value judged to be other than temporary are included in investment income. Interest and dividends are included in investment income. The net realized gain on investments for the years ended December 31, 2001, 2000, 1999 was approximately $73,000, $23,000 and $0, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the average cost method. As of December 31, 2001 and 2000, the unrealized gain on investments was $25,370 and $56,075, respectively.

     The following is a summary of the Company's available-for-sale securities:

                                    DECEMBER 31, 2001                       DECEMBER 31, 2000
                          -------------------------------------   -------------------------------------
                          CARRYING VALUE   ESTIMATED FAIR VALUE   CARRYING VALUE   ESTIMATED FAIR VALUE
                          --------------   --------------------   --------------   --------------------
US Government Treasury
  Obligations...........    $1,776,429          $1,782,818         $ 3,198,284         $ 3,201,153
Commercial Bonds........     3,781,571           3,800,552          16,434,095          16,487,301
                            ----------          ----------         -----------         -----------
                            $5,558,000          $5,583,370         $19,632,379         $19,688,454
                            ==========          ==========         ===========         ===========

     At December 31, 2001, contractual maturities of debt securities were as follows:

                                                               CARRYING    ESTIMATED
                           DUE IN                               VALUE      FAIR VALUE
                           ------                             ----------   ----------
2002........................................................  $  206,119   $  207,461
2003 -- 2006................................................   5,341,015    5,364,998
2007 and later..............................................      10,866       10,911

5.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2001          2000
                                                              -----------   ----------
Central processing systems and terminals....................  $10,140,308   $6,767,377
Office furniture and equipment..............................    1,750,415    1,154,361
Central processing systems and terminals under capital
  leases....................................................      500,532    1,746,714
Office furniture and equipment under capital leases.........      572,117      928,446
Leasehold improvements......................................    1,093,115    1,063,324
                                                              -----------   ----------
                                                               14,056,487   11,660,222
Less accumulated depreciation...............................    6,815,075    3,693,235
Less accumulated depreciation under capital leases..........      428,289    1,442,083
                                                              -----------   ----------
                                                              $ 6,813,123   $6,524,904
                                                              ===========   ==========

6.  LONG TERM NOTES PAYABLE

     In June 1999, the Company repaid the entire outstanding balance of its note secured by inventory and equipment and an $8,000,000 loan with Sirrom Capital Corporation resulting extraordinary losses of $287,000 and $598,000, respectively, from the extinguishment of debt.

     On September 28, 2000, the Company completed the private placement of $20 million in convertible subordinated notes (the "Convertible Notes") to a group of accredited investors. The Company received proceeds of $18.7 million net of debt issuance costs of $1.3 million including commission of $917,200. The Convertible Notes carry an 8% coupon. Interest payment dates are April 1 and October 1, commencing April 1, 2001. The Convertible Notes were initially convertible at a price of $4.75 per share but are subject to an annual reset under certain circumstances. In no event will the reset price be less than $4.00 per share. Subject to certain conditions, the Company may redeem all or part of the Convertible Notes prior to maturity. As of December 31, 2001, 4,210,526 shares were authorized and issuable upon conversion of the Convertible Notes. Jefferies & Company, Inc., one of the underwriters of the placement, also obtained 200,000 warrants that expire on September 30, 2005 that are exercisable at the same price as the conversion price under the Convertible Notes (Note 10).

     On May 22, 2001 and May 24, 2001, the Company paid $2.2 million to repurchase $3,000,000 and $500,000, respectively, of the Convertible Notes in privately negotiated transactions. After $289,000 of debt issuance costs was written off, the Company recognized an extraordinary gain of $1.1 million as a result of the transactions.

     On September 28, 2001 and November 2, 2001, the Company induced conversion of $2.5 million and $1.0 million of the Convertible Notes at $2.00 and $3.05 per common share, respectively, instead of the $4.00 reset conversion price that otherwise existed under the Convertible Notes. This induced conversion resulted in the issuance of 1,577,869 shares or 702,869 additional shares had the Convertible Notes been converted at the $4.00 per common share conversion price. The Company recognized a $906,455 non-cash debt conversion expense representing the fair value of the additional shares issued and wrote off $209,127 of related debt issuance costs in connection with the transactions. Accordingly, $13.0 million of the Convertible Notes remains outstanding at December 31, 2001 and matures on September 30, 2005.

     Interest expense related to the Convertible Notes was approximately $1,680,000 and $498,000 in 2001 and 2000, respectively. As of December 31, 2001 and 2000, accrued interest on notes payable totaled approximately $260,000 and $403,000, respectively.

7.  COMMITMENTS

  OFFICE SPACE

     The Company leases office space and equipment under operating leases. The office leases provide for escalating rent over the respective lease term. Rent expense under the operating leases and sublease rentals received by the Company for the years ended December 31, 2001, 2000 and 1999, are as follows:

                                                                           SUBLEASE
                                                                 RENT       INCOME
                                                              ----------   --------
1999........................................................  $  921,000   $    --
2000........................................................   1,031,000        --
2001........................................................   1,121,000    26,000

     The sublease agreement was fully expired as of December 31, 2001.

EQUIPMENT

     The Company also leases equipment under capital leases. In 2001 and 2000, the Company incurred capital lease obligations of $560,000 and $156,000, respectively, for the purchase of equipment. Amortization of assets held under capital leases is included in depreciation and amortization in the statements of cash flows.

     Future minimum lease payments on operating and capital leases are as follows:

                                                               OPERATING       CAPITAL
                                                              ------------   ------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2001
                                                              ------------   ------------
2002........................................................   $1,168,092      $341,971
2003........................................................    1,214,078       236,645
2004........................................................      708,212       122,664
2005........................................................           --        11,754
                                                               ----------      --------
          Total minimum lease payments......................   $3,090,382       713,034
                                                               ==========
Less amount representing interest...........................                    (53,844)
                                                                               --------
Present value of minimum lease payments.....................                    659,190
Less current portion........................................                    310,638
                                                                               --------
Long-term portion of minimum lease payments.................                   $348,552
                                                                               ========

8.  INCOME TAXES

     At December 31, 2001, the Company has net operating loss carryforwards of approximately $88.4 million that expire at varying dates from 2010 to 2021. Of that $88.4 million, approximately $3.5 million relates to the exercise of stock options. The timing and manner in which the operating loss carryforwards may be utilized by the Company will be limited to the Company's ability to generate future taxable income. The use of these losses may also be subject to significant limitations due to ownership changes pursuant to Section 382 of the Internal Revenue Code resulting from the issuances of Preferred and Common Stock. As the Company has not generated earnings and no assurance can be made of future earnings needed to utilize these net operating losses, valuation allowance in the amount of the deferred tax asset has been recorded.

     Significant components of the Company's net deferred tax assets are as follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2001           2000
                                                           ------------   ------------
Deferred tax assets:
  Inventory allowance....................................  $         --   $    290,000
  Net operating loss carryforwards.......................    35,348,000     31,108,000
  Deferred wages.........................................       144,000        311,000
  Other deferred tax assets..............................        84,000         52,000
                                                           ------------   ------------
          Total deferred tax assets......................    35,576,000     31,761,000
Deferred liabilities:
  Depreciation...........................................      (493,000)      (426,000)
                                                           ------------   ------------
          Total deferred tax liabilities.................      (493,000)      (426,000)
Valuation allowance for net deferred tax asset...........   (35,083,000)   (31,335,000)
                                                           ------------   ------------
Net deferred tax asset...................................  $         --   $         --
                                                           ============   ============

     The Company has not paid any income taxes during 2001, 2000, or 1999 due to its net operating loss position.

     The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2001, 2000 and 1999:

                                                             DECEMBER 31,
                                                ---------------------------------------
                                                   2001          2000          1999
                                                -----------   -----------   -----------
Tax benefit at statutory Federal rate.........  $(3,336,000)  $(6,402,000)  $(5,003,000)
Effect of:
  State income tax, net.......................     (562,000)           --            --
  Non-statutory stock options exercise........           --      (264,000)     (421,000)
  Other.......................................      150,000        21,000        18,000
  Increase in valuation allowance.............    3,748,000     6,645,000     5,406,000
                                                -----------   -----------   -----------
Income tax expense............................  $        --   $        --   $        --
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

  SERIES B PREFERRED STOCK

     During the first quarter of 1999, a stockholder converted 250 shares of Series B Preferred Stock into an equivalent number of shares of Series C Preferred Stock. The stockholder received an additional seven shares of Series C Preferred Stock and 1,222 warrants to purchase common stock at $8.42 per share expiring on June 1, 2002 (Note 10). Each share of the Series B Preferred Stock was convertible at the holder's option and automatically in an IPO, as defined into 11.880 shares of common stock. The Series B Preferred Stock holders were also entitled to vote and receive dividends and distributions on an as if converted basis and were entitled to a liquidation preference of $175 per share plus declared but unpaid dividends. Additionally, the holders of the Series B Preferred Stock could demand redemption of their shares at the greater of $175 per share or the fair market value of the preferred stock. The excess of the redemption value over the carrying value was being accreted using the interest method so that the carrying value will equal the redemption value of $175 per share plus cumulative unpaid dividends on the scheduled redemption date of December 31, 2003. The Company recorded accretion on the Series B Preferred Stock of $4,689 during the years ended December 31, 1999. Concurrent with the closing of the Company's initial public offering in June 1999, the remaining 750 shares of Series B Preferred Stock converted into 8,910 shares of common stock.

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

     Each share of Series C Preferred Stock was convertible at the holder's option and automatically in an IPO, as defined into 11.880 shares of common stock. The Series C Preferred Stock holders were also entitled to vote and receive dividends and distributions on an as if converted basis and were entitled to a liquidation preference of $100 per share plus $17,500,000 allocated based on the percentage of shares owned, and declared but unpaid dividends. Additionally, the holders of the Series B Preferred Stock could demand redemption of their shares at the greater of $200 per share or the fair market value of the preferred stock. The excess of the redemption value over the carrying value was being accreted using the interest method so that the carrying value will equal the redemption value of $200 per share plus cumulative unpaid dividends on the scheduled redemption date of January 1, 2004. The Company recorded accretion on the Series C Preferred Stock of $2,232,027 during the years ended December 31, 1999.

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

WARRANTS

     The Company's common stock warrant activity is as follows:

                                                                 EXERCISE    EXPIRATION
                                                     WARRANTS     PRICE         DATE
                                                     ---------   --------   -------------
Balance at December 31, 1998.......................  1,747,266
     Warrants issued in connection with Sirrom
       Loan........................................     26,732    $8.42      May 31, 2003
     Warrants issued in connection with conversion
       of Series B Preferred Stock.................      1,222     8.42      June 1, 2002
     Warrants issued in connection with issuance of
       Series C Preferred Stock....................    247,476     8.42     Dec. 31, 2003
     Conversion of Series C Preferred Stock
       Warrants issued in connection with the
       Equipment Note into Common Stock Warrants...    124,717     8.42      June 3, 2002
     Exercise of warrants during 1999..............    (50,714)
                                                     ---------
Balance at December 31, 1999.......................  2,096,699
     Exercise of warrants during 2000..............   (549,579)
     Cancellation of warrants during 2000..........    (10,723)
     Warrants issued in connection with convertible
       subordinated notes..........................    200,000     4.00     Sep. 30, 2005
                                                     ---------
Balance at December 31, 2000.......................  1,736,397
     Exercise of warrants during 2001..............    (21,385)
     Cancellation of warrants during 2001..........   (272,830)
                                                     ---------
Balance at December 31, 2001.......................  1,442,182
                                                     =========

     During 1999, warrants to purchase 19,621 shares of common stock were exercised for net proceeds of approximately $165,000 and, additionally certain holders exercised warrants to purchase 31,093 shares of common stock by electing to receive 16,445 shares. During 2000, warrants to purchase 77,123 shares of common stock were exercised for net proceeds of approximately $594,540 and additionally, certain holders exercised warrants to purchase 472,456 shares of common stock by electing to receive 312,255 shares. During 2001, warrants to purchase 21,385 shares of common stock were exercised for net proceeds of approximately $150,000.

11.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                                      YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2001           2000           1999
                                             ------------   ------------   ------------
Net loss...................................  $ (9,812,558)  $(18,830,600)  $(14,714,641)
Beneficial return on preferred shares......            --             --     (2,668,109)
Preferred stock accretion..................            --             --     (2,236,716)
                                             ------------   ------------   ------------
Net loss available for common
  shareholders.............................  $ (9,812,558)  $(18,830,600)  $(19,619,466)
                                             ============   ============   ============
Weighted average number of common shares...    12,026,476     11,487,192      8,010,331
Effect of dilutive securities:
Loss per share:
  Basic and diluted........................  $      (0.82)  $      (1.64)  $      (2.45)

     Due to their antidilutive effects, outstanding shares of convertible notes, stock options and warrants to purchase 9,135,350, 8,849,973 and 4,552,259 shares of common stock at December 31, 2001, 2000 and 1999, respectively, were excluded from the computation of diluted earnings per share.

12.  EMPLOYEE BENEFIT PLANS

EMPLOYEE SAVINGS AND RETIREMENT PLAN

     The Company has a 401(k) plan that allows eligible employees to contribute up to 15% of their salary. The Company has total discretion about whether to make an employer contribution to the plan and the amount of the employer contribution. As of December 31, 2001, the Company has not chosen to match the employee contributions and, therefore, has not incurred any contribution expense.

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

     During 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan permits the granting of both incentive stock options and nonqualified stock options to employees, directors and consultants. The aggregate number of shares that can be granted under the 1999 Plan is 757,708. During 2000, the Company's Board of Directors increased the number of shares of common stock that can be issued under the plan to 1,457,708. In 2001, the Board of Directors further increased the number of shares of common stock that can be issued under the plan to 4,756,331. The option price under the 1999 Plan will not be less than fair market value on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally four years. Outstanding options expire after seven to ten years.

     Additional information with respect to stock option activity under the stock option plans is summarized as follows:

                                                YEARS ENDED DECEMBER 31,
                          ---------------------------------------------------------------------
                                  2001                    2000                    1999
                          ---------------------   ---------------------   ---------------------
                                      WEIGHTED-               WEIGHTED-               WEIGHTED-
                                       AVERAGE                 AVERAGE                 AVERAGE
                                      EXERCISE                EXERCISE                EXERCISE
                           SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                          ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning
  of period.............  2,903,050     $9.71     2,440,912    $ 9.68     1,779,382    $ 6.77
Options granted.........  2,081,762      2.17       926,465      8.98     1,068,491     13.14
Options exercised.......     (6,488)     1.50      (169,200)     5.30      (296,670)     4.60
Options canceled or
  expired...............   (535,156)     8.24      (295,127)     9.55      (110,291)     9.28
                          ---------     -----     ---------    ------     ---------    ------
Outstanding at end of
  period................  4,443,168     $6.59     2,903,050    $ 9.71     2,440,912    $ 9.68
                          =========     =====     =========    ======     =========    ======
Options exercisable at
  end of period.........  2,454,406     $7.22     1,442,911    $ 8.55     1,355,198    $ 7.30
                          =========     =====     =========    ======     =========    ======

     The following table summarizes information about stock options outstanding at December 31, 2001.

                                            DECEMBER 31, 2001
                                           OPTIONS OUTSTANDING                  DECEMBER 31, 2001
                                ------------------------------------------     OPTIONS EXERCISABLE
                                                 WEIGHTED-                   -----------------------
                                                  AVERAGE        WEIGHTED-                 WEIGHTED-
                                                 REMAINING        AVERAGE                   AVERAGE
                                  NUMBER      CONTRACTUAL LIFE   EXERCISE      NUMBER      EXERCISE
                                OUTSTANDING      (IN YEARS)        PRICE     EXERCISABLE     PRICE
                                -----------   ----------------   ---------   -----------   ---------
$0.06 to $1.50................     852,303          6.65          $ 1.41        158,955     $ 1.07
$1.55 to $3.06................     940,758          8.30            2.64        489,832       2.81
$3.10 to $7.00................     936,961          3.64            5.93        644,660       5.99
$7.13 to $11.18...............     906,283          4.37            9.10        821,215       9.02
$11.44 to $15.25..............     642,065          5.44           13.90        282,494      13.91
$15.50 to $21.50..............     164,798          5.75           17.53         57,250      17.13
                                 ---------          ----          ------      ---------     ------
                                 4,443,168          5.69          $ 6.59      2,454,406     $ 7.22
                                 =========          ====          ======      =========     ======

     The disclosure-only provisions of SFAS No. 123 require the Company to present pro forma information. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company would have incurred an additional expense of approximately $3,521,000, $2,050,000 and $2,412,000 resulting in a net loss in 2001, 2000 and
1999, of approximately $13,333,600, $20,880,600 and $17,126,000, respectively.
The resulting basic and diluted pro forma net loss per share would be $(1.11), $(1.82) and $(1.84), for the years ended December 31, 2001, 2000 and 1999, respectively. The effect of applying SFAS No. 123 on 2001, 2000 and 1999 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                              2001    2000    1999
                                                              -----   -----   -----
Dividend yield..............................................     --      --      --
Expected volatility.........................................    104%    107%    108%
Risk-free interest rate.....................................  4.254%  5.870%  6.625%
Expected life...............................................      5       5       4

     The weighted average fair values of the options granted during 2001, 2000 and 1999 with a stock price equal to the exercise price are estimated as $1.77, $7.34 and $10.56 per share, respectively, on the date of grant.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an employee stock purchase plan for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. The employee stock purchase plan authorizes up to 400,000 shares to be granted. During the year ended December 31, 2001 and 2000, shares totaling 70,847 and 7,615 were issued under the plan at an average price of $1.74 and 5.47 per share, respectively. At December 31, 2001, 321,538 shares were reserved for future issuance.

13.  RELATED PARTY TRANSACTIONS

     During 2000, an employee exercised 15,529 options in exchange for notes receivable totaling $87,000 and another employee repaid $314,636 of the notes receivable for 80,324 shares of common stock held by the Company.

     During 2001, the Company surrendered the recourse right under the stock subscription receivables for two former employees in the amount of $151,969 and the related collateral of 43,484 shares was held by the Company. As a result, the Company accounted for the conversion as the repurchase of shares previously exercised as a treasury stock transaction. The fair value of the collateral shares on the conversion date was $126,159, and was recorded as treasury stock. The shares under the new non-recourse notes were accounted for as the grant of new stock compensation arrangement and will be accounted for, as a variable award pursuant to the terms in EITF issue 95-16, "Accounting for Stock Compensation Arrangements with Employer Loan Features". Stock compensation expense in the amount of $59,300 was recognized since the original recourse notes exceeded the fair value of the shares on the conversion date.

     The following table summarizes information about the common stock held by the Company as collateral, the notes receivable and interest associated with the notes receivable as of December 31, 2001 and 2000.

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
Shares held by the Company..................................    30,677       116,753
Notes receivable............................................  $122,381      $422,604
Interest receivable.........................................  $ 15,248      $ 67,225
Market interest rate........................................         8%            8%

     The Company recognized approximately $623,000, $303,000 and $129,000 in revenue for services rendered to a financial institution during the years ended December 31, 2001, 2000 and 1999, respectively. One of our directors is Chairman and Chief Executive Officer of the financial institution.

14.  NON-RECURRING CHARGES

     The Company incurred and paid a one-time charge of $209,434 including severance and benefit payments during the twelve months ended December 31, 2001 as a result of the staff reduction of 23 employees, approximately 9% of the total employees, on January 3, 2001.

15.  SUBSEQUENT EVENTS

     On January 9, 2002, the Company announced that it has extended and restructured its Internet financial services contract with California Federal Bank, the Company's major customer, for another four years. Under the new agreement, effective September 2002, the Company will provide only its electronic bill presentment and payment services through 2005. Had the new agreement been effective January 1, 2001, the approximate effect of the new agreement would have reduced the Company's 2001 revenue by 8% of 2001 results adjusted for the new agreement.

     On January 15, 2002, the Company announced that its Board of Directors has adopted a stockholder rights plan. This plan is designed to protect the interest of the stockholders in the event of an unsolicited attempt to acquire the Company.

     Subsequent to December 31, 2001, the Company announced that its Board of Directors has approved the grant of additional performance-based stock options for its management level employees. The stock options vest ratably over eight years, but are subject to acceleration based upon the achievement of targeted stock price levels and length of service. Under the terms of the plan, senior and middle management has been issued an aggregate of approximately 900,000 shares of non-qualified stock options that have accelerated vesting tied to the Company's stock price. A portion of the acceleration is triggered at $5 per share, with additional acceleration at various prices up to $14 per share otherwise, the options vest over eight years.

16.  SUMMARIZED QUARTERLY DATA (UNAUDITED)

     The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the year ended 2001 and 2000 is as follows:

                                                        QUARTER ENDED
                                   --------------------------------------------------------
                                    MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                      2001          2001           2001            2001
                                   -----------   -----------   -------------   ------------
Total revenues...................  $ 5,563,490   $ 6,008,203    $ 6,374,562    $ 6,689,508
Gross profit.....................    1,915,711     2,448,695      2,812,901      3,144,722
Loss before extraordinary gain
  and cumulative effect of a
  change in accounting
  principle......................   (3,361,965)   (2,692,359)    (3,108,429)    (1,732,958)
                                   -----------   -----------    -----------    -----------
Net loss.........................  $(3,361,965)  $(1,609,206)   $(3,108,429)   $(1,732,958)
                                   ===========   ===========    ===========    ===========
Net loss per share...............  $     (0.29)  $     (0.14)   $     (0.26)   $     (0.13)

                                                 QUARTER ENDED (AS RESTATED)
                                   --------------------------------------------------------
                                    MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                     2000(1)       2000(1)        2000(1)        2000(1)
                                   -----------   -----------   -------------   ------------
Total revenues...................  $ 2,998,836   $ 3,479,265    $ 4,203,813    $ 4,962,396
Gross profit.....................        3,651       323,202        850,135      1,296,666
Loss before cumulative effect of
  a change in accounting
  principle......................   (5,080,129)   (4,808,239)    (4,425,265)    (4,300,149)
                                   -----------   -----------    -----------    -----------
Net loss.........................  $(5,296,947)  $(4,808,239)   $(4,425,265)   $(4,300,149)
                                   ===========   ===========    ===========    ===========
Loss per share before cumulative
  effect of change in accounting
  principle......................  $     (0.46)  $     (0.42)   $     (0.38)   $     (0.37)
Net loss per share...............  $     (0.48)  $     (0.42)   $     (0.38)   $     (0.37)

     (1) During the quarter ended December 31, 2000, effective January 1, 2000, the Company adopted SAB 101 and changed our method of accounting for implementation fees for all contracts to recognize such fees over the contract term. The Company has restated the results of the first three quarters of 2000 filed in Form 10-Q for the cumulative effect of the change in accounting principle. The effect of the restatement was to increase net loss by $44,000 ($0.00 per share), $119,000 ($0.01 per share), $9,000 ($0.00 per share) for the first, second, and third quarters of 2000, respectively, and to increase fourth quarter net loss by $128,000 ($0.01 per share).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information regarding directors and executive officers of the Company appearing under the caption "Election of Directors" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "2002 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information appearing under the caption "Executive Compensation" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information setting forth the security ownership of certain beneficial owners and management appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information setting forth certain relationships and related transactions appearing under the caption "Certain Related Party Transactions" in the 2002 Proxy Statement is incorporated herein by reference.

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

  (a) EXHIBITS AND FINANCIAL STATEMENTS AND SCHEDULES.

     (1) Financial Statements. The Company's financial statements are included in Part II, Item 8 of this report on Form 10-K.

     (2) Schedule II -- Valuation and Qualifying Accounts.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

     We have audited the financial statements of Online Resources Corporation as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 11, 2002 (included elsewhere in the Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a)(2) of the Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

McLean, Virginia
February 11, 2002

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNT AND RESERVE

                                                     BALANCE AT
                                                     BEGINNING                             BALANCE AT
                                                         OF                                  END OF
                  CLASSIFICATION                       PERIOD     ADDITIONS   DEDUCTIONS     PERIOD
                  --------------                     ----------   ---------   ----------   ----------
Allowance for doubtful accounts:
  Year ended December 31, 1999.....................  $   51,435   $ 112,680    $ 12,680    $  151,435
  Year ended December 31, 2000.....................  $  151,435   $ 213,245    $247,370    $  117,310
  Year ended December 31, 2001.....................  $  117,310   $ 239,564    $321,874    $   35,000

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

  (b) REPORTS ON FORM 8-K.

     The registrant has filed no Forms 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONLINE RESOURCES CORPORATION

Date:  March 29, 2002                     By:     /s/ MATTHEW P. LAWLOR
                                            ------------------------------------
                                                     Matthew P. Lawlor
                                                        Chairman and
                                                  Chief Executive Officer

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

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----

             /s/ MATTHEW P. LAWLOR                   Chairman and Chief Executive      March 29, 2002
------------------------------------------------                Officer
               Matthew P. Lawlor

              /s/ MICHAEL R. HOMON                Acting Chief Financial Officer and   March 29, 2002
------------------------------------------------  Controller (Principal Financial and
                Michael R. Homon                          Accounting Officer)

             /s/ THOMAS S. JOHNSON                             Director                March 29, 2002
------------------------------------------------
               Thomas S. Johnson

             /s/ JOSEPH J. SPALLUTO                            Director                March 29, 2002
------------------------------------------------
               Joseph J. Spalluto

             /s/ DAVID A. O'CONNOR                             Director                March 29, 2002
------------------------------------------------
               David A. O'Connor

              /s/ ERVIN R. SHAMES                              Director                March 29, 2002
------------------------------------------------
                Ervin R. Shames

            /s/ GEORGE M. MIDDLEMAS                            Director                March 29, 2002
------------------------------------------------
              George M. Middlemas

              /s/ BARRY D. WESSLER                             Director                March 29, 2002
------------------------------------------------
                Barry D. Wessler

              /s/ MICHAEL H. HEATH                             Director                March 29, 2002
------------------------------------------------
                Michael H. Heath