Form 10-Q
period 2002-03-31
ONLINE RESOURCES CORP
filed 2002-05-15
CIK 888953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     As of April 30, 2002 there were 13,549,500 shares of the issuer's common stock outstanding.

                          ONLINE RESOURCES CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
  Part I.      FINANCIAL INFORMATION
  Item 1:      Financial Statements
               Unaudited Balance Sheets at March 31, 2002 and December 31,
               2001                                                            1

               Unaudited Statements of Operations for the three months
               ended March 31, 2002 and 2001                                   2

               Unaudited Statements of Cash Flows for the three months
               ended March 31, 2002 and 2001                                   3

               Notes to Financial Statements (unaudited)                       4

  Item 2:      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       6

  Item 3:      Quantitative and Qualitative Disclosures about Market Risk     11

  PART II      OTHER INFORMATION

  Item 1:      Legal Proceedings                                              11

  Item 2, 3
  and 4:       Not Applicable                                                 11

  Item 5:      Other Information                                              11

  Item 6:      Exhibits and Reports on Form 8-K                               11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          ONLINE RESOURCES CORPORATION

                            UNAUDITED BALANCE SHEETS

                                                                            MARCH 31,      DECEMBER 31,
                                                                               2002           2001
                                                                         ---------------  -------------
 ASSETS
 Current assets:
     Cash and cash equivalents                                            $  2,381,242    $  2,120,252
     Investments                                                             4,344,743       5,583,370
     Accounts receivable (net of allowance of approximately $105,000 and $35,000 at March 31, 2002 and December 31, 2001,
       respectively)                                                         3,305,507       2,635,738
     Deferred implementation costs                                             772,697         918,885
     Prepaid expenses and other current assets                                 944,908         795,864
                                                                          ------------    ------------
          Total current assets                                              11,749,097      12,054,109

Property and equipment, net                                                  7,393,696       6,813,123
Deferred implementation costs, less current portion                            587,210         707,960
Debt issuance costs                                                            870,398         983,248
Other assets                                                                   564,233         963,174
                                                                          ------------    ------------
          Total assets                                                    $ 21,164,634    $ 21,521,614
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $    590,219    $    724,684
     Accrued expenses and other current liabilities                          1,604,364         739,358
     Accrued compensation expenses                                             292,692         613,848
     Deferred revenues                                                         793,495         880,380
     Current portion of capital lease obligations                              254,009         310,638
                                                                          ------------    ------------
          Total current liabilities                                          3,534,779       3,268,908

Capital lease obligation, less current maturities                              339,924         348,552
Deferred revenues, less current portion                                        499,438         566,539
Notes payable                                                               12,000,000      13,000,000
                                                                          ------------    ------------
          Total liabilities                                                 16,374,141      17,183,999

Commitments
Series B redeemable convertible preferred stock; 100,000 shares
     designated, none issued at March 31, 2002 and December 31, 2001                --              --
Series C redeemable convertible preferred stock; 287,000 shares
     designated, none issued at March 31, 2002 and December 31, 2001                --              --

Stockholders' equity:
Series A convertible preferred stock, $.01 par value; 1,000,000 shares
     authorized, none issued at March 31, 2002 and December 31, 2001                --              --
Common stock, $.0001 par value; 35,000,000 shares authorized,
     13,621,177 issued and 13,545,652 outstanding at March 31, 2002;
     and 13,293,238 issued and 13,248,390 outstanding at December 31,
     2001, respectively                                                          1,355           1,325
Additional paid-in capital                                                  91,163,516      89,937,671
Accumulated deficit                                                        (86,101,587)    (85,294,865)
Deferred stock compensation                                                    (43,807)        (60,924)

Treasury stock, 75,525 shares and 44,848 shares at March 31, 2002 and
     December 31, 2001, respectively                                          (227,800)       (148,581)
Receivable from the sale of common stock                                            --        (122,381)
Accumulated other comprehensive (loss) income                                   (1,184)         25,370
                                                                          ------------    ------------
     Total stockholders' equity                                              4,790,493       4,337,615
                                                                          ------------    ------------
      Total liabilities and stockholders' equity                          $ 21,164,634    $ 21,521,614
                                                                          ============    ============


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                          ONLINE RESOURCES CORPORATION
                       UNAUDITED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             2002            2001
                                                         ------------    ------------
Revenues:
 Service fees                                            $  6,858,261    $  4,929,950
 Implementation and other
 revenues                                                     969,118         633,540
                                                         ------------    ------------
  Total revenues                                            7,827,379       5,563,490

Costs and expenses:
 Service costs                                              3,343,261       3,211,048
 Implementation and other
 costs                                                        590,491         436,731
                                                         ------------    ------------
  Costs of revenues                                         3,933,752       3,647,779
                                                         ------------    ------------
Gross profit                                                3,893,627       1,915,711

 General & administrative                                   1,705,562       1,745,432
 Sales and marketing                                        1,263,515       1,511,153
 Systems and development                                    1,201,247       1,502,342
 Non-recurring charges                                             --         209,434
                                                         ------------    ------------
  Total expenses                                            4,170,324       4,968,361
                                                         ------------    ------------
Loss from operations                                         (276,697)     (3,052,650)

Other (expenses) income:
 Interest income                                               47,016         204,850
 Interest expense                                            (351,440)       (514,165)
 Other                                                        (33,794)             --
 Debt conversion expense                                     (191,807)             --
                                                         ------------    ------------
  Total other expense                                        (530,025)       (309,315)
                                                         ------------    ------------
Net loss                                                 $   (806,722)   $ (3,361,965)
                                                         ============    ============

Loss per share:
  Net loss                                               $      (0.06)   $      (0.29)

Shares used in calculation of loss per share:
 Basic and diluted net loss per share                      13,278,464      11,646,321

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                          ONLINE RESOURCES CORPORATION

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                  2002            2001
                                                                             ------------    ------------
OPERATING ACTIVITIES
Net loss                                                                     $   (806,722)   $ (3,361,965)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
    Debt conversion expense                                                       191,807              --
    Depreciation                                                                  562,540         513,008
    Amortization of debt issuance costs                                            62,891          93,538
    Stock compensation expense                                                     58,246          23,019
    Provision for losses on accounts receivable                                    24,000           5,967
    Realized gain on investments                                                   (4,190)        (36,389)
    Amortization of bond premium (discount) on investment                           3,232         (20,638)
  Changes in assets and liabilities:
    Accounts receivable                                                          (693,769)       (395,580)
    Prepaid expenses and other current assets                                    (149,044)       (105,472)
    Deferred implementation costs                                                 266,938         (50,024)
    Other assets                                                                  398,941         (59,583)
    Accounts payable                                                             (134,465)        (94,072)
    Accrued expenses                                                              543,850          36,037
    Deferred revenues                                                            (153,986)       (215,953)
                                                                             ------------    ------------
Net cash provided by (used in) operating activities                               170,269      (3,668,107)

INVESTING ACTIVITIES
Purchase of available for sale securities                                      (1,634,401)    (12,101,879)
Sales of available for sale securities                                          2,847,432      17,717,557
Purchases of property and equipment                                            (1,143,113)       (676,037)
                                                                             ------------    ------------
Net cash provided by investing activities                                          69,918       4,939,641

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                         86,060         221,979
Repayment of capital lease obligations                                            (65,257)        (94,492)
Payment of long-term debt costs                                                        --         (45,379)
                                                                             ------------    ------------
Net cash provided by financing activities                                          20,803          82,108
                                                                             ------------    ------------
Net increase in cash and cash equivalents                                         260,990       1,353,642
Cash and cash equivalents at beginning of period                                2,120,252       1,771,477
                                                                             ------------    ------------
Cash and cash equivalents at end of period                                   $  2,381,242    $  3,125,119
                                                                             ============    ============

Supplemental information to statement of cash flows:

  Cash paid for interest                                                           28,548          10,582
  Conversion of notes payable                                                   1,000,000              --
  Unrealized (loss) gain on investment                                            (26,554)         91,001

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                          ONLINE RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Online Resources Corporation (the "Company") is a leading outsourcer of e-financial services with over 500 bank and credit union clients. The Company's comprehensive Quotien SM suite of services provides Internet banking, electronic bill presentment and payment, commercial cash management and other consumer and business e-financial applications. The Company supports its products with 24x7 customer care and targeted consumer marketing services, training services and other network and technical professional services, giving clients the benefit of a single, integrated solution with real-time banking transaction capabilities.

INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2001, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 29, 2002. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

RECENT PRONOUNCEMENTS

    In July 2001, the Securities and Exchange Commission issued staff announcement, D-98, Classification and Measurement of Redeemable Securities. The Company adopted the announcement on January 1, 2002 and the adoption of this announcement does not have a significant effect on the earnings or the financial position of the Company.

  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company adopted this statement on January 1, 2002 and the adoption of this statement does not have a significant impact on its results of operations, financial position and cash flows.

  The FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 revisits the accounting for gains and losses from the extinguishment of debt. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002 and all other provisions are effective for financial statements issued on or after May 15, 2002. The Company expects that the impact of adopting SFAS No. 145 will result in restating prior year extraordinary losses from extinguishment of debt so that they are reflected as part of ordinary income. The Company is currently assessing the impact of this pronouncement.

2. NON-RECURRING CHARGES

    The Company incurred and paid a one-time charge of $209,434 including severance and benefit payments during the three months ended March 31, 2001 as a result of the staff reduction of 23 employees, approximately 9% of the total employees, on January 3, 2001.

3. NET LOSS PER COMMON SHARE

     Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding.

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                     ---------
                                                2002           2001
                                            ------------   -------------
Net loss                                   $   (806,722)   $ (3,361,965)

Weighted average number of common shares     13,278,464      11,646,321

Loss per share:
    Basic and diluted                      $      (0.06)   $      (0.29)
                                           ============    ============

    Due to their antidulitive effects, shares underlying outstanding stock options, warrants and convertible subordinated notes to purchase shares of common stock were excluded from the computation of diluted earnings per share for all periods presented.

4. EQUITY

     During the three months ended March 31, 2002, employees purchased 14,160 shares of common stock under the Company's employee stock purchase plan and exercised 44,422 shares of common stock under the Company's stock option plan with net proceeds to the Company of approximately $86,000. On March 27, 2002, $1.0 million of the 8% convertible subordinated notes (the "Convertible Notes") was converted at $3.3895 per share of common stock (Note 5). This conversion resulted in an issuance of 295,031 shares of common stock. No cash proceeds were obtained from the conversion.

5. NOTES PAYABLE

    On September 28, 2000, the Company completed the private placement of $20 million in Convertible Notes to a group of accredited investors and received proceeds of $18.7 million net of debt issuance costs of $1.3 million including commission of $917,200. The proceeds have been and will continue to be used for working capital. The Convertible Notes carry an 8% coupon and interest payment dates are April 1 and October 1, commencing April 1, 2001. The Convertible Notes were initially convertible at a price of $4.75 per share but are subject to an annual reset under certain circumstances. In no event can the conversion price be less than $4.00 per share. Subject to certain conditions, the Company may redeem all or part of the Convertible Notes prior to maturity. There were 4,210,526 shares authorized and issuable upon conversion of the Convertible Notes. Jefferies & Company, Inc., one of the underwriters of the private placement, also obtained 200,000 warrants that expire on September 30, 2005 that are exercisable at the same price as the conversion price under the Convertible Notes.

  On May 22, 2001 and May 24, 2001, the Company paid $2.2 million to repurchase $3,000,000 and $500,000, respectively, of the Convertible Notes in privately negotiated transactions. After $289,000 of debt issuance costs was written off, the Company recognized an extraordinary gain of $1.1 million as a result of the transaction.

  On September 28, 2001, November 2, 2001 and March 27, 2002, $2.5 million, $1.0 million and $1.0 million of the Convertible Notes were converted at $2.00, $3.05 and $3.3895 per common share, respectively, instead of the $4.00 conversion price that otherwise existed under the Convertible Notes. These induced conversions resulted in the issuance of 1,250,000, 327,869 and 295,031 shares or 625,000, 77,869 and 45,031 additional shares, respectively, had the Convertible Notes been converted at the $4.00 per common share conversion price. The Company recognized $731,250, $175,205 and $141,848 non-cash debt conversion expense and wrote off $157,157, $51,970 and $49,959 of related debt issuance costs in September 2001, November 2001 and March 2002, respectively, in connection with the transactions. Accordingly, as of March 31, 2002, $12.0 million of the Convertible Notes remains outstanding and matures on September 30, 2005.

    Interest expense related to the Convertible Notes for the three months ended March 31, 2002 and 2001 was $260,000 and $400,000, respectively. As of March 31, 2002 and 2001, accrued interest on notes payable totaled $480,000 and $813,000, respectively.

6. COMPONENTS OF COMPREHENSIVE INCOME

    Comprehensive income includes the Company's net loss adjusted for changes, net of tax, of unrealized losses on investments in marketable securities. Comprehensive income for the three months ended March 31, 2002 and 2001 is as follows:

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                            2002           2001
                                        ------------   ------------
Comprehensive income:
  Net loss                              $  (806,722)   $(3,361,965)
  Unrealized (loss) gain
  on investments in marketable
  securities
                                            (26,554)        34,926
Total comprehensive loss:               -----------    -----------
                                        $  (833,276)   $(3,327,039)
                                        ===========    ===========

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

    These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002. These risks include, among others, the following:

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

    - the potential adverse impact as a result of loss of a material client or restructure of our agreement with a material customer;

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

    - the lack of success in promoting our services for broad use and acceptance by consumers and the possibility of the development of defective new products ;

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

    -   the potential litigation and liability claims;

    - control of the management and affairs of the Company by our executives and directors;

    -   our volatile stock price;

    - the trading of a substantial number of shares adversely impacting the price of our shares;

    - the possibility that we fail to meet listing standards for continued listing on The NASDAQ National Market;

    - the possibility of discouraging a takeover as a result of the adoption of a Stockholder Rights Plan; and

    -   the possibility of terrorism and further acts of violence.


OVERVIEW

     Online Resources Corporation is a leading outsourcer of e-financial services with over 500 bank and credit union clients. Our comprehensive Quotien SM suite provides Internet banking, electronic bill presentment and payment, commercial cash management, and other consumer and business e-financial applications. We support our services with 24x7 customer care and targeted consumer marketing services, training services and other network and technical professional services giving clients the benefit of a single, integrated solution and real-time banking transaction capabilities. We back our services with an end to end service guaranty that we believe is unique to our industry. We process approximately 80 million transactions annually, including $3.8 billion in consumer bill payments.

    We primarily derive revenue from long-term service contracts with our financial institution clients, who pay us recurring fees based primarily on the number of their billable customers enrolled and transaction volumes, as well as an up-front implementation fees. Our financial institution clients typically subsidize some or all of our fees when reselling our services to their customers, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products through the use of our services. As a network-based service provider, we have made substantial up-front investments in infrastructure. We believe our financial performance and operating leverage will be based primarily on increasing retail customer subscriptions and transaction volumes over a relatively fixed cost base.

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

    - Implementation and other revenues. We generate revenue from implementation of our fully integrated services to our financial institution clients. Implementation fees are paid on a one-time basis at signing. We recognize nonrefundable implementation fees for all contracts over the contract term as the services are provided, which typically range from one to five years. We also derive revenue from sales of related enabling products and software, including cash management, Quicken and customer service software.

  We expect that our primary source of revenue growth will come from service fees as a result of continued growth of billable customers.

    Historically, the majority of our resources have been directed to creating and upgrading our proprietary system. Our proprietary system enables us to provide a broad range of services to our financial institution clients including Internet banking, bill paying, and access to complementary financial services supported by our customer call center, targeted consumer marketing services and other support services. While investment to date has been significant, we believe the infrastructure we have built will enable us to support our anticipated growth over the next several years with only nominal incremental cost for additional retail customers.

FINANCIAL CONDITION

     Since our founding, we have incurred high costs to create our infrastructure, while generating low revenues that have been increasing in amount over the past several years. As a result, we have historically experienced large operating losses and negative cash flow. At March 31, 2002, we had an accumulated deficit of $86.1 million and net property and equipment of $7.4 million. We have funded our operations primarily through the issuance of equity and debt securities. Ongoing working capital requirements will primarily consist of personnel costs related to enhancing and maintaining our system. We expect to continue to incur losses in the foreseeable future although as a result of our improving revenues and gross margins the amount of our losses has been decreasing.

     As of March 31, 2002, we had $2.4 million in cash and cash equivalents and $4.3 million in investments as compared to $2.1 million in cash and cash equivalents and $5.6 million in investments as of December 31, 2001. The decrease in cash and investments results primarily from cash used for capital expenditures in the amount of $1.1 million. Total liabilities decreased from $17.2 million as of December 31, 2001 to $16.4 million as of March 31, 2002 primarily as a result of the conversion of $1.0 million of the 8% convertible subordinated notes (the "Convertible Notes"). Accordingly, as of March 31, 2002, $12.0 million of the Convertible Notes remains outstanding and matures on September 30, 2005.

     Even though our financial trends have been favorable and indicate the potential for our operations becoming profitable, we have not yet attained profitable operations. Therefore, until we reach and sustain profitability our prospects for success remain unproven.

RESULTS OF OPERATIONS

     The following table presents certain items derived from our statements of operations expressed as a percentage of revenue.

                                    THREE MONTHS ENDED
                                         MARCH 31,
                                     2002        2001
                                     ----        ----
Statement of Operations Data:
Revenues:
  Service fees                       87.6%       88.6%
  Implementation and other
     revenues                        12.4        11.4
                                    -----       -----
     Total revenues                 100.0       100.0

Expenses:
  Cost of revenues                   50.3        65.6
                                    -----       -----
Gross margin                         49.7        34.4

  General and administrative         21.8        31.4
  Sales and marketing                16.1        27.2
  Systems and development            15.3        27.0
  Non-recurring charges                --         3.7
                                    -----       -----
     Total expenses                  53.2        89.3
                                    -----       -----
 Loss from operations                (3.5)      (54.9)

Other (expenses)                     (4.3)       (5.5)
Debt conversion expense              (2.5)         --
                                    -----       -----
Net loss                            (10.3)%     (60.4)%
                                    =====       =====

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

    Revenues. We derive revenues from service fees, implementation fees and other revenues. Revenues grew $2.2 million, or 40.7%, to $7.8 million for the three months ended March 31, 2002 as compared to $5.6 million for the same period in 2001. This growth was primarily attributable to a 39.3% increase in service fees which were largely recurring and driven by an increase of 50.7% in the number of billable customers and an increase of 75.6% in the number of transactions partially offset by lower service fees per user measured for the periods ended March 31, 2002 and 2001. Additionally, implementation and other revenues increased $335,000, or 52.8%, to $969,000 for the three months ended March 31, 2002 as compared to $634,000 for the same period in 2001 mainly as a result of an increase of $442,000 in non-recurring cancellation fees offset in part by a decrease of $107,000 in professional service and other revenues.

    Cost of Revenues. Cost of revenues primarily includes telecommunications, payment processing, systems operations, customer service, implementation and related products. Cost of revenues increased $286,000, or 7.9%, to $3.9 million for the three months ended March 31, 2002 as compared to $3.6 million for the same period in 2001. This increase primarily reflected an increase in telecommunication charges and higher implementation expenses.

    Gross Profit. Gross profit increased to $3.9 million from $1.9 million for the three months ended March 31, 2002 and 2001, respectively. Gross margin for the same periods improved to 50% from 34% mainly due to increased service fees from billable customer growth that was leveraged over our relatively fixed costs of revenue. Gross margin for services fees also improved as a result of improved efficiency from technology development and cost control initiatives.

  General and Administrative. General and administrative expenses are comprised primarily of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses decreased $40,000, or 2.3%, to $1.7 million as compared to $1.7 million for the three months ended March 31, 2002 and 2001, respectively. General and administrative expenses as a percentage of revenue decreased to 21.8% as compared to 31.4% for the three months ended March 31, 2002 and 2001, respectively. This decrease was a result of improved operational efficiencies and cost control initiatives.

    Sales and Marketing. Sales and marketing expenses consist of salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses decreased $248,000, or 16.4%, to $1.3 million for the three months ended March 31, 2002 as compared to $1.5 million for the same period in 2001. The principal reason for the decrease in sales and marketing expenses was a reduction in staffs as a result of consolidating certain client service responsibilities.

    Systems and Development. Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the research and development of new services and products, and new technology to enhance existing products. Systems and development expenses decreased $301,000, or 20.0%, to $1.2 million for the three months ended March 31, 2002 as compared to $1.5 million for the same period in 2001. The decrease in our systems and development expenses was mainly due to the capitalization of payroll related costs for projects that qualified for computer software developed for internal use. The payroll-related costs incurred for the quarter ended March 31, 2001 for certain projects that otherwise qualify for capitalization were immaterial and, therefore no such costs in such quarter were capitalized.

    Loss from Operations. Loss from operations decreased $2.8 million, or 90.3%, to $277,000 as compared to $3.1 million for the three months ended March 31, 2002 and 2001, respectively. Loss from operations significantly decreased between the two periods, primarily as a result of increases in services fees and gross profit driven by growth in our customer base, decreases in various expenditures and savings derived from our cost-cutting initiatives and our leveraging of technology.

    Other Income and Expenses. Interest income decreased $158,000, or 77.1%, to $47,000 for the three months ended March 31, 2002 as compared to $205,000 for the same period in 2001, primarily due to a decrease in average cash and investment balances and lower interest rates. Interest and other expenses decreased $129,000, or 25.1%, to $385,000 for the three months ended March 31, 2002 as compared to $514,000 for the same period in 2001 as the result of a decrease in Convertible Notes outstanding in connection with the repurchases and conversions of Convertible Notes. The induced conversion of $1.0 million Convertible Notes on March 27, 2002 resulted in a non-cash debt conversion expense of $192,000 that was attributable to the issuance of 45,031 incremental shares of common stock issued to holders in conformance with accounting rules for induced conversions of convertible debt.

    Net Loss and Loss Per Share. Net loss was $807,000 compared to a loss of $3.4 million for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002 and 2001 the basic and diluted loss per share were $(0.06) and $(0.29), respectively. Excluding debt conversion expense, we would have reported loss per share of $(0.05) and $(0.29), for the three months ended March 31, 2002 and 2001, respectively, as a result of the various factors noted above.

  Significant Event. We have previously announced and reported that in January 2002 we restructured our service agreement with California Federal Bank, our major client. The restructured agreement is for four years and is effective in September 2002. Starting then, we will only be providing to the customers of California Federal Bank our bill presentment and payment services. Had this restructured agreement become effective on January 1, 2002, our revenue for the quarter ended March 31, 2002 would have been reduced approximately 9.9% and the amount of our gross profit would have declined approximately 3.7%.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and investments in available for sale securities decreased $1.0 million to $6.7 million from $7.7 million as of March 31, 2002 and December 31, 2001, respectively, primarily as a result of capital expenditures of $1.1 million.


      Net cash provided by operating activities was $170,000 for the three months ended March 31, 2002. The increase resulted primarily from our normal business operations for the three months ended March 31, 2002.


      Net cash provided by investing activities for the three months ended March 31, 2002 was $70,000, which reflected the net reduction of $1.2 million in available for sale securities offset in part by capital expenditures of $1.1 million.

      Net cash provided by financing activities was $21,000 for the three months ended March 31, 2002 relating primarily to proceeds of $86,000 from issuance of common stock partially offset by capital lease payments of $65,000. At March 31, 2002, we had cash and cash equivalents of $2.4 million, investments in available for sale securities of $4.3 million, working capital of $8.2 million, long-term obligations of $12.8 million and stockholder equity of $4.8 million.


      We currently believe that cash, cash equivalents and investment balances will be sufficient to meet our current anticipated operating requirements for at least the next twelve months. However, there can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required. We intend to invest our cash in excess of current operating requirements in marketable government, corporate and mortgage-backed securities.


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

                                               MARCH 31, 2002
                                ------------------------------------------
                                BOOK VALUE     FAIR VALUE    INTEREST RATE
                                ----------     ----------    -------------
U.S. government treasury
 obligations .............      $2,808,832     $2,804,823        2.53%
Commercial bonds .........       1,537,095      1,539,920        2.53%
                                ----------     ----------
          Total investments     $4,345,927     $4,344,743
                                ==========     ==========

     The long-term debts on March 31, 2002 are comprised of convertible subordinated notes with an 8% fixed interest rate and capital lease obligations with interest rates ranging from 4% to 13%. We do not believe a fluctuation of 100 basis points in the prime rate would have a material adverse effect on us.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
                      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
                      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                      None

ITEM 5. OTHER INFORMATION.

                      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits required to be filed by Item 601 of Regulation S-K.

    Exhibit No.     Description of Exhibit
     -----------     ----------------------
       4.1           Registration Rights Agreement dated January 11, 2002 among the Registrant and
                     American Stock Transfer & Trust Company as Rights agent (Filed as Exhibit 4.1 to our Form 8-K filed on January 15, 2002 and incorporated herein by reference.)

(B)     Reports on Form 8-K


        On January 15, 2002, Registrant filed a current report on Form 8-K disclosing that, effective January 11, 2002, its Board of Directors adopted a stockholder rights plan designed to protect the interest of the stockholders in the event of an unsolicited attempt to acquire the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ONLINE RESOURCES CORPORATION

              Date: May 15, 2002    By: /s/ Matthew P. Lawlor
                                    -------------------------
                                    Matthew P. Lawlor
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)



              Date: May 15, 2002    By: /s/ Catherine A. Graham
                                    ---------------------------
                                    Catherine A. Graham
                                    Chief Financial Officer and Executive Vice
                                    President (Principal Financial Officer)