Form 10-Q
period 2002-06-30
ONLINE RESOURCES CORP
filed 2002-08-14
CIK 888953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     As of August 10, 2002 there were 13,573,224 shares of the issuer's common stock outstanding.

                          ONLINE RESOURCES CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                Part I.          FINANCIAL INFORMATION
                Item 1:          Financial Statements
                                 Unaudited Balance Sheets at June 30, 2002 and December 31, 2001                 1

                                 Unaudited Statements of Operations for the three months and six months
                                 ended June 30, 2002 and 2001                                                    2

                                 Unaudited Statements of Cash Flows for the six months ended June 30, 2002
                                 and 2001                                                                        3

                                 Notes to Financial Statements (unaudited)                                       4

                                 Management's Discussion and Analysis of Financial Condition and Results of
                Item 2:          Operations                                                                      6

                Item 3:          Quantitative and Qualitative Disclosures about Market Risk                     12

                PART II          OTHER INFORMATION

                Item 1:          Legal Proceedings                                                              12

                Item 2 and 3:    Not Applicable                                                                 13

                Item 4:          Submission of matters to a vote of security holders                            14

                Item 5:          Other Information                                                              14

                Item 6:          Exhibits and Reports on Form 8-K                                               14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          ONLINE RESOURCES CORPORATION

                            UNAUDITED BALANCE SHEETS

                                                                                      JUNE 30,         DECEMBER 31,
                                                                                        2002               2001
                                                                                  ----------------   --------------
                     ASSETS
                     Current assets:
                         Cash and cash equivalents                                $      2,431,963     $  2,120,252
                         Investments                                                     3,963,460        5,583,370
                         Accounts receivable (net of allowance of
                           $208,000 and $35,000 at June 30, 2002 and
                           December 31, 2001, respectively)                              3,222,797        2,635,738
                         Deferred implementation costs                                     744,086          918,885
                         Prepaid expenses and other current assets                         768,291          795,864
                                                                                  ----------------     ------------
                              Total current assets                                      11,130,597       12,054,109

                    Property and equipment, net                                          7,355,230        6,813,123
                    Deferred implementation costs, less current portion                    483,865          707,960
                    Debt issuance costs                                                    806,710          983,248
                    Other assets                                                           504,971          963,174
                                                                                  ----------------     ------------
                              Total assets                                        $     20,281,373     $ 21,521,614
                                                                                  ================     ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    Current liabilities:
                         Accounts payable                                         $        293,646     $    724,684
                         Accrued expenses and other current liabilities                  1,211,992          739,358
                         Accrued compensation expenses                                     410,604          613,848
                         Deferred revenues                                                 742,824          880,380
                         Current portion of capital lease obligations                      298,053          310,638
                                                                                  ----------------     ------------
                              Total current liabilities                                  2,957,119        3,268,908

                    Capital lease obligation, less current maturities                      242,964          348,552
                    Deferred revenues, less current portion                                386,283          566,539
                    Notes payable                                                       12,000,000       13,000,000
                                                                                  ----------------     ------------
                              Total liabilities                                         15,586,366       17,183,999

                    Commitments
                    Series B redeemable convertible preferred stock; 100,000
                      shares designated, none issued at June 30, 2002 and
                      December 31, 2001                                                          -                -
                    Series C redeemable convertible preferred stock; 287,000
                      shares designated, none issued at June 30, 2002 and
                      December 31, 2001                                                          -                -

                    Stockholders' equity:
                    Series A convertible preferred stock, $.01 par value;
                      1,000,000 shares authorized, none issued at June 30, 2002
                      and December 31, 2001                                                      -                -
                    Common stock, $.0001 par value; 35,000,000 shares
                      authorized, 13,641,354 issued and 13,565,829 outstanding
                      at June 30, 2002; and 13,293,238 issued and 13,248,390
                      outstanding at December 31, 2001, respectively                         1,357            1,325
                    Additional paid-in capital                                          91,189,881       89,937,671
                    Accumulated deficit                                                (86,234,655)     (85,294,865)
                    Deferred stock compensation                                            (43,807)         (60,924)
                    Treasury stock, 75,525 shares and 44,848 shares at June 30,
                      2002 and December 31, 2001, respectively                            (227,800)        (148,581)
                    Receivable from the sale of common stock                                     -         (122,381)
                    Accumulated other comprehensive income                                  10,031           25,370
                                                                                  ----------------     ------------
                          Total stockholders' equity                                     4,695,007        4,337,615
                                                                                  ----------------     ------------
                          Total liabilities and stockholders' equity              $     20,281,373     $ 21,521,614
                                                                                  ================     ============

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                          ONLINE RESOURCES CORPORATION
                       UNAUDITED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30,                             JUNE 30,
                                                           2002            2001             2002            2001
                                                      --------------  ---------------  --------------  ------------
                      Revenues:
                       Service fees                    $7,406,502      $ 5,228,172     $14,264,763      $10,158,122
                       Implementation and other
                       revenues                           472,475          780,031       1,441,593        1,413,571
                                                       ----------      -----------      ----------      -----------
                        Total revenues                  7,878,977        6,008,203      15,706,356       11,571,693

                      Costs and expenses:
                       Service costs                    3,156,909        3,197,892       6,500,170        6,408,940
                       Implementation and other
                       costs                              516,815          361,616       1,107,306          798,347
                                                       ----------      -----------      ----------      -----------
                        Costs of revenues               3,673,724        3,559,508       7,607,476        7,207,287
                                                       ----------      -----------      ----------      -----------
                      Gross profit                      4,205,253        2,448,695       8,098,880        4,364,406

                       General & administrative         1,680,522        1,852,144       3,386,084        3,597,576
                       Sales and marketing              1,309,175        1,549,754       2,572,690        3,060,907
                       Systems and development          1,068,531        1,468,389       2,269,778        2,970,731
                       Non-recurring charges                    -                -               -          209,434
                                                       ----------      -----------      ----------      -----------
                        Total expenses                  4,058,228        4,870,287       8,228,552        9,838,648
                                                       ----------      -----------      ----------      -----------
                      Income (Loss) from operations       147,025       (2,421,592)       (129,672)      (5,474,242)

                      Other (expenses) income:
                       Interest income                     33,266          194,892          80,282          399,742
                       Interest expense                  (312,942)        (465,659)       (664,382)        (979,824)
                       Other expense                         (417)               -         (34,211)               -
                       Debt conversion expense                  -                -        (191,807)               -
                                                       ----------      -----------      -----------     -----------
                        Total other expense              (280,093)        (270,767)       (810,118)        (580,082)
                                                       -----------     ------------     -----------     ------------

                      Loss before extraordinary item     (133,068)      (2,692,359)       (939,790)      (6,054,324)
                      Extraordinary item- gain
                      from repurchase of debt                   -        1,083,153               -        1,083,153
                                                       -----------     ------------     -----------     ------------

                      Net loss                         $ (133,068)     $(1,609,206)     $ (939,790)     $(4,971,171)
                                                       ===========     ===========      ===========     ===========


                        Net loss per share             $    (0.01)     $     (0.14)     $    (0.07)     $     (0.43)

                      Shares used in calculation of
                      net loss per share:
                       Basic and diluted               13,557,195       11,680,377      13,418,599        11,663,703

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                          ONLINE RESOURCES CORPORATION

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               2002                 2001
                                                                          ----------------     ---------------
                 OPERATING ACTIVITIES
                 Net loss                                                 $   (939,790)          $  (4,971,171)
                   Adjustments to reconcile net loss to net
                     cash provided by (used in) operating activities:
                   Extraordinary item-gain on repurchase of debt                                   (1,083,153)
                     Debt conversion expense                                   191,807                       -
                     Depreciation                                            1,193,186               1,041,252
                     Amortization of debt issuance costs                       126,579                 180,093
                     Stock compensation expense                                 58,246                  39,619
                     Provision for losses on accounts receivable               113,000                  31,119
                     Realized gain on investments                               (6,775)                (54,488)
                     Amortization of bond premium (discount)                       249                 (27,917)
                   Changes in assets and liabilities:
                     Accounts receivable                                      (700,059)               (223,489)
                     Prepaid expenses and other current assets                  27,573                (140,177)
                     Deferred implementation costs                             398,894                 (81,257)
                     Other assets                                              458,203                 (53,800)
                     Accounts payable                                         (431,038)                 92,793
                     Accrued expenses                                          269,390                (482,824)
                     Deferred revenues                                        (317,812)               (389,858)
                                                                          -------------          -------------
                 Net cash provided by (used in) operating
                   activities                                                  441,653              (6,123,258)

                 INVESTING ACTIVITIES
                 Purchase of available for sale securities                  (2,303,226)            (16,380,394)
                 Sales of available for sale securities                      3,914,323              25,223,048
                 Purchases of property and equipment                        (1,735,293)             (1,305,850)
                                                                          ------------           -------------
                 Net cash (used in) provided by investing activities          (124,196)              7,536,804

                 FINANCING ACTIVITIES
                 Net proceeds from issuance of common stock                    112,427                 221,978
                 Repayment of capital lease obligations                       (118,173)               (177,592)
                 Repurchase of notes payable                                         -              (2,167,389)
                 Payment of long-term debt costs                                     -                 (51,825)
                                                                          ------------           -------------
                 Net cash (used in) financing activities                        (5,746)             (2,174,828)
                                                                          ------------           -------------
                 Net increase (decrease) in cash and cash
                   equivalents                                                 311,711                (761,282)
                 Cash and cash equivalents at beginning of period            2,120,252               1,771,477
                                                                          ------------           -------------
                 Cash and cash equivalents at end of period               $  2,431,963           $   1,010,195
                                                                          ============           =============

                 Supplemental information to statement of cash flows:

                   Cash paid for interest                                      519,580                 873,020
                   Conversion of notes payable                               1,000,000                       -
                   Unrealized (loss) on investments                            (15,339)                (12,578)

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                          ONLINE RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    Online Resources Corporation (the "Company") is a leading outsourcer of e-financial services with over 500 bank and credit union clients. The Company's comprehensive Quotien(SM) suite of services provides Internet banking, electronic bill presentment and payment, commercial cash management and other consumer and business e-financial applications. The Company supports its products with 24x7 customer care and targeted consumer marketing services, training services and other network and technical professional services, giving clients the benefit of a single, integrated solution with real-time banking transaction capabilities.

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

RECENT PRONOUNCEMENTS

    In July 2001, the Securities and Exchange Commission issued staff announcement, D-98, Classification and Measurement of Redeemable Securities. The Company adopted the announcement on January 1, 2002 and the adoption of this announcement did not have a significant effect on the earnings or the financial position of the Company.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company adopted this statement on January 1, 2002 and the adoption of this statement did not have a significant impact on its results of operations, financial position and cash flows.

    The FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002 and all other provisions are effective for financial statements issued on or after May 15, 2002. The Company expects that the impact of adopting SFAS No.145 will result in reclassifying prior year extraordinary losses from extinguishment of debt so that they are reflected as part of ordinary income.

2.  NET LOSS PER COMMON SHARE

    Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding.

                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                         JUNE 30,                        JUNE 30,
                                         --------                        --------
                                   2002            2001            2002            2001
                               ------------    ------------    ------------    ------------
     Net loss                  $   (133,068)   $ (1,609,206)   $   (939,790)   $ (4,971,171)

     Weighted average number
     of common shares            13,557,195      11,680,377      13,418,599      11,663,703

     Loss per share:
         Basic and diluted     $      (0.01)   $      (0.14)   $      (0.07)   $      (0.43)
                               ============    ============    ============    ============

    Due to their antidilutive effects, shares underlying outstanding stock options, warrants and convertible subordinated notes to purchase shares of common stock were excluded from the computation of diluted earnings per share for all periods presented.

3.  EQUITY

    During the six months ended June 30, 2002, employees purchased 14,160 shares of common stock under the Company's employee stock purchase plan and exercised options for 64,599 shares of common stock under the Company's stock option plan with net proceeds to the Company of approximately $112,000. On March 27, 2002, $1.0 million of the 8% convertible subordinated notes (the "Convertible Notes") was converted at $3.39 per share of common stock (Note 4). This conversion resulted in an issuance of 295,031 shares of common stock. No cash proceeds were obtained from the conversion.

4.  NOTES PAYABLE

    On September 28, 2000, the Company completed the private placement of $20 million in Convertible Notes to a group of accredited investors and received proceeds of $18.7 million net of debt issuance costs of $1.3 million including commission of $917,200. The proceeds have been and will continue to be used for working capital. The Convertible Notes carry an 8% coupon and interest payment dates are April 1 and October 1, commencing April 1, 2001. The Convertible Notes were initially convertible at a price of $4.75 per share but are subject to an annual reset under certain circumstances. In no event can the conversion price be less than $4.00 per share. Subject to certain conditions, the Company may redeem all or part of the Convertible Notes prior to maturity. As of June 30, 2002, 4,210,526 shares were authorized and 3,000,000 issuable upon conversion of the Convertible Notes. Jefferies & Company, Inc., one of the underwriters of the private placement, also obtained 200,000 warrants that expire on September 30, 2005 that are exercisable at the same price as the conversion price under the Convertible Notes.

    On May 22, 2001 and May 24, 2001, the Company paid $2.2 million to repurchase $3,000,000 and $500,000, respectively, of the Convertible Notes in privately negotiated transactions. After $289,000 of debt issuance costs was written off, the Company recognized an extraordinary gain of $1.1 million as a result of the transaction.

    On September 28, 2001, November 2, 2001 and March 27, 2002, $2.5 million, $1.0 million and $1.0 million of the Convertible Notes were converted at $2.00, $3.05 and $3.39 per common share, respectively, instead of the $4.00 conversion price that otherwise existed under the Convertible Notes. These induced conversions resulted in the issuance of 1,250,000, 327,869 and 295,031 shares or 625,000, 77,869 and 45,031 additional shares, respectively, had the Convertible Notes been converted at the $4.00 per common share conversion price. The Company recognized $731,250, $175,205 and $141,848 non-cash debt conversion expense and wrote off $157,157, $51,970 and $49,959 of related debt issuance costs in September 2001, November

2001 and March 2002, respectively, in connection with the transactions. Accordingly, as of June 30, 2002, $12.0 million of the Convertible Notes remains outstanding and matures on September 30, 2005.

    Interest expense related to the Convertible Notes for the three months ended June 30, 2002 and 2001 was $239,000 and $370,000, respectively. Interest expense related to the Convertible Notes for the six months ended June 30, 2002 and 2001 was $499,000 and $780,000, respectively. As of June 30, 2002 and 2001, accrued interest on notes payable totaled $239,000 and $330,000, respectively.






5. COMPONENTS OF COMPREHENSIVE INCOME

    Comprehensive income includes the Company's net loss adjusted for changes, net of tax, of unrealized gains and (losses) on investments in marketable securities. Comprehensive income for the three and six months ended June 30, 2002 and 2001 is as follows:

                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                             JUNE 30,                      JUNE 30,
                                       2002           2001           2002            2001
                                    -----------    -----------    -----------    -----------
       Comprehensive income:
       Net loss                     $  (133,068)   $(1,609,206)   $  (939,790)   $(4,971,171)
       Unrealized gain (loss) on
        investments in marketable
        securities                       11,215        (22,348)       (15,339)        12,578
                                    -----------    -----------    -----------    -----------
     Total comprehensive loss:      $  (121,853)   $(1,631,554)   $  (955,129)   $(4,958,593)
                                    ===========    ===========    ===========    ===========


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

  - Any statements that are not statements of historical fact;

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

    These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002. These risks include, among others, the following:

  - our history of losses and possibility of future losses;

  - possible fluctuations of our quarterly financial results;

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

  - the lack of success in promoting our services for broad use and acceptance by consumers and the possibility of the development of defective new products;

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

  - the potential of litigation;

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


OVERVIEW

    Online Resources Corporation is a leading outsourcer of e-financial services with over 500 bank and credit union clients. Our comprehensive Quotien(SM) suite provides Internet banking, electronic bill presentment and payment, commercial cash management, and other consumer and business e-financial applications. We support our services with 24x7 customer care and targeted consumer marketing services, training services and other network and technical professional services giving clients the benefit of a single, integrated solution and real-time banking transaction capabilities. We back our services with an end to end service guaranty that we believe is unique to our industry. We process approximately 85 million transactions annually, including $4.0 billion in consumer bill payments.

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

FINANCIAL CONDITION

    Since our founding, we have incurred high costs to create our infrastructure, while generating low revenues that have been increasing in amount over the past several years. As a result, we have historically experienced large operating losses and negative cash flow. At June 30, 2002, we had an accumulated deficit of $86.2 million and net property and equipment of $7.4 million. We have funded our operations primarily through the issuance of equity and debt securities. Ongoing working capital requirements will primarily consist of personnel costs related to enhancing and maintaining our system. As a result of our improving revenues and gross margins, the amount of our losses has been decreasing but changes in our customer base, pricing or other factors could alter this trend.

    As of June 30, 2002, we had $2.4 million in cash and cash equivalents and $4.0 million in investments as compared to $2.1 million in cash and cash equivalents and $5.6 million in investments as of December 31, 2001. The decrease in cash and investments results primarily from cash used for capital expenditures in the amount of $1.7 million. Total liabilities decreased from $17.2 million as of December 31, 2001 to $15.6 million as of June 30, 2002 primarily as a result of the conversion of $1.0 million of the 8% convertible subordinated notes (the "Convertible Notes"). Accordingly, as of June 30, 2002, $12.0 million of the Convertible Notes remains outstanding and matures on September 30, 2005.

    Even though our financial trends have been favorable and indicate the potential for our operations becoming profitable, we have not yet attained positive net income. Therefore, until we reach and sustain positive net income our prospects for success remain unproven.

    The Company previously announced that its largest client, California Federal Bank (Cal Fed), would be bringing the Internet banking portion of the Company's services in-house in mid to late 2002, but that Cal Fed extended the bill payment portion of its contract with the Company through 2005.

    Cal Fed has recently announced its acquisition by Citigroup, subject to regulatory and shareholder approval. The Company has received no definitive notification from Cal Fed as to the impact of the acquisition. However, the acquisition may result in the migration of expected bill payment services to Citigroup's own bill payment platform.

    The Company derives approximately $900,000 in quarterly revenue from the banking and customer care portion of its services to Cal Fed and approximately $300,000 in quarterly revenue from the bill payment portion of its services. When Cal Fed migrates off of Online Resources' platform, whether partially as earlier anticipated or entirely, both revenue growth and margins may be affected. The impact of any Cal Fed conversion will depend on its timing and scope, as well as on the conversion of new clients with existing customer bases to Online Resources.

RESULTS OF OPERATIONS

    The following table presents certain items derived from our statements of operations expressed as a percentage of revenue.

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     JUNE 30,                    JUNE 30,
                                                2002          2001          2002          2001
                                               ------        ------        ------        ------
                   Statement of
                   Operations Data:
                   Revenues:
                     Service fees               94.0%         87.0%         90.8%         87.8%
                     Implementation
                     and other
                     Revenues                    6.0          13.0           9.2          12.2
                                               -----         -----         -----         -----
                        Total revenues         100.0         100.0         100.0         100.0

                   Expenses:
                     Cost of revenues           46.6          59.2          48.4          62.3
                                               -----         -----         -----         -----
                   Gross margin                 53.4          40.8          51.6          37.7

                   General and
                   administrative               21.3          30.8          21.5          31.1
                   Sales and
                   marketing                    16.6          25.8          16.4          26.5
                   Systems and
                   development                  13.6          24.5          14.5          25.7
                   Non-recurring
                   charges                         -             -             -           1.8
                                               -----         -----         -----         -----
                        Total Income expenses   51.5          81.1          52.4          85.1
                                               -----         -----         -----         -----
                   Income (Loss) from
                   operations                    1.9         (40.3)         (0.8)        (47.4)

                   Other (expenses)             (3.6)         (4.5)         (5.2)         (5.0)
                   Extraordinary item              -          18.0             -           9.4

                   Debt conversion
                   expense                         -             -             -             -
                                               -----         -----         -----         -----

                   Net loss                     (1.7)%       (26.8)%        (6.0)%       (43.0)%
                                               =====         =====         =====         =====

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2001.

    Revenues. We derive revenues from service fees, implementation fees and other revenues. Revenues grew $1.9 million, or 31%, to $7.9 million for the three months ended June 30, 2002 as compared to $6.0 million for the same period in 2001. This growth was primarily attributable to a 41% increase in service fees which were largely recurring and driven by an increase of 49% in the number of billable customers and an increase of 71% in the number of transactions partially offset by lower service fees per user measured for the periods ended June 30, 2002 and 2001. Implementation and other revenues decreased $308,000, or 39%, to $472,000 for the three months ended June 30, 2002 as compared to $780,000 for the same period in 2001 mainly as a result of a decrease of $164,000 in non-recurring cancellation fees and a decrease of $138,000 in recognized deferred implementation revenues.

    Cost of Revenues. Cost of revenues primarily includes telecommunications, payment processing, systems operations, customer service, implementation and related products. Cost of revenues increased $114,000, or 3%, to $3.7 million for the three months ended June 30, 2002 as compared to $3.6 million for the same period in 2001. This increase primarily reflects the net impact of a $209,000 decrease in customer service support costs offset by a $176,000 increase in implementation expenses. The average monthly cost per user decreased 33% to $1.99 for the three months ended June 30, 2002 as compared to $2.97 for the same period in 2001 as a result of increased end user adoption of our services leveraged over a relatively fixed cost base.

    Gross Profit. Gross profit increased to $4.2 million from $2.4 million for the three months ended June 30, 2002 and 2001, respectively. Gross margin for the same periods improved to 53% from 41% mainly due to increased service fees from billable customer growth that was leveraged over our relatively fixed costs of revenue. Gross margin for services fees also improved as a result of improved efficiency from technology development and cost control initiatives.

    General and Administrative. General and administrative expenses are comprised primarily of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation.

General and administrative expenses decreased $172,000, or 9%, to $1.7 million as compared to $1.9 million for the three months ended June 30, 2002 and 2001, respectively. General and administrative expenses as a percentage of revenue decreased to 21% as compared to 31% for the three months ended June 30, 2002 and 2001, respectively. This decrease was a result of increased revenues combined with cost control initiatives implemented during the later half of 2001 resulting in a $162,000 decrease in salaries and benefits expense during the period.

    Sales and Marketing. Sales and marketing expenses consist of salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses decreased $241,000, or 15%, to $1.3 million for the three months ended June 30, 2002 as compared to $1.5 million for the same period in 2001. The principal reason for the decrease in sales and marketing expenses was a reduction in staffs as a result of consolidating certain client service responsibilities.

    Systems and Development. Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the research and development of new services and products, and new technology to enhance existing products. Systems and development expenses decreased $400,000, or 27%, to $1.1 million for the three months ended June 30, 2002 as compared to $1.5 million for the same period in 2001. The decrease in our systems and development expenses was mainly due to a reduction in consulting costs incurred for the quarter ended June 30, 2002.

    Income (Loss) from Operations. For the quarter ending June 30, 2002 the Company recorded income from operations in the amount of $147,000. For the same period in the prior year a loss from operations was reported of $2.4 million. Loss from operations significantly decreased between the two periods, primarily as a result of increases in services fees and gross profit driven by growth in our customer base, decreases in various expenditures and savings derived from our cost-cutting initiatives and our leveraging of technology.

    Other Income and Expenses. Interest income decreased $162,000, or 82%, to $33,000 for the three months ended June 30, 2002 as compared to $195,000 for the same period in 2001, primarily due to a decrease in average cash and investment balances and lower interest rates. Interest and other expenses decreased $152,000, or 32%, to $313,000 for the three months ended June 30, 2002 as compared to $466,000 for the same period in 2001 as the result of a decrease in Convertible Notes outstanding in connection with the repurchases and conversions of Convertible Notes.

    Net Loss and loss Per Share. Net loss was $133,000 compared to $1.6 million for the three months ended June 30, 2002 and 2001, respectively. For the three months ended June 30, 2002 and 2001 the basic and diluted loss per share were $(0.01) and $(0.14), respectively, as a result of the various factors noted above.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

    Revenues. We derive revenues from service fees, implementation fees and other revenues. Revenues grew $4.1 million, or 35%, to $15.7 million for the six months ended June 30, 2002 as compared to $11.6 million for the same period in 2001. This growth was primarily attributable to a 40% increase in service fees which were largely recurring and driven by an increase of 49% in the number of billable customers and an increase of 71% in the number of transactions partially offset by lower service fees per user measured for the periods ended June 30, 2002 and 2001. Additionally, implementation and other revenues remained relatively flat at $1.4 million for the six months ended June 30, 2002 and 2001, respectively.

    Cost of Revenues. Cost of revenues primarily includes telecommunications, payment processing, systems operations, customer service, implementation and related products. Cost of revenues increased $400,000, or 5%, to $7.6 million for the six months ended June 30, 2002 as compared to $7.2 million for the same period in 2001. This increase primarily reflected an increase in telecommunication charges and higher implementation expenses partially offset by a decrease in customer service support costs.

    Gross Profit. Gross profit increased to $8.1 million from $4.4 million for the six months ended June 30, 2002 and 2001, respectively. Gross margin for the same periods improved to 52% from 38% mainly due to increased service fees from billable customer growth that was leveraged over our relatively fixed costs of revenue. Gross margin for services fees also improved as a result of improved efficiency from technology development and cost control initiatives.

    General and Administrative. General and administrative expenses are comprised primarily of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses decreased $211,000, or 5%, to $3.4 million as compared to $3.6 million for the six months ended June 30, 2002 and 2001, respectively. General and administrative expenses as a percentage of revenue decreased to 22% as compared to 31% for the six months ended June 30, 2002 and 2001, respectively. This decrease was a result of increased revenues combined with improved operational efficiencies and cost control initiatives.

    Sales and Marketing. Sales and marketing expenses consist of salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses decreased $488,000, or 15%, to $2.6 million for the six months ended June 30, 2002 as compared to $3.1 million for the same period in 2001. The principal reason for the decrease in sales and marketing expenses was a reduction in staffs as a result of consolidating certain client service responsibilities.

    Systems and Development. Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the research and development of new services and products, and new technology to enhance existing products. Systems and development expenses decreased $701,000, or 23%, to $2.3 million for the six months ended June 30, 2002 as compared to $3.0 million for the same period in 2001. The decrease in our systems and development expenses was mainly due to a 12% reduction in payroll related costs of approximately $259,000 and a 64% reduction in consulting costs of approximately $450,000 for the six months ended June 30, 2002.

    Loss from Operations. Loss from operations decreased $5.3 million, or 97%, to $130,000 as compared to $5.5 million for the six months ended June 30, 2002 and 2001, respectively. Loss from operations significantly decreased between the two periods, primarily as a result of increases in services fees and gross profit driven by growth in our customer base, decreases in various expenditures and savings derived from our cost-cutting initiatives and our leveraging of technology.

    Other Income and Expenses. Interest income decreased $319,000, or 79%, to $80,000 for the six months ended June 30, 2002 as compared to $399,000 for the same period in 2001, primarily due to a decrease in average cash and investment balances and lower interest rates. Interest and other expenses decreased $281,000, or 28%, to $699,000 for the six months ended June 30, 2002 as compared to $980,000 for the same period in 2001 as the result of a decrease in Convertible Notes outstanding in connection with the repurchases and conversions of Convertible Notes. The induced conversion of $1.0 million Convertible Notes on March 27, 2002 resulted in a non-cash debt conversion expense of $192,000 that was attributable to the issuance of 45,031 incremental shares of common stock issued to holders in conformance with accounting rules for induced conversions of convertible debt.

    Net Loss and Loss Per Share. Net loss was $940,000 compared to a loss of $4.9 million for the six months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001 the basic and diluted loss per share were $(0.07) and $(0.43), respectively, as a result of the various factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and investments in available for sale securities decreased $1.3 million to $6.4 million from $7.7 million as of June 30, 2002 and December 31, 2001, respectively, primarily as a result of capital expenditures of $1.7 million partially offset by $442,000 in cash provided by operating activities.

    Net cash provided by operating activities was $442,000 for the six months ended June 30, 2002. The increase resulted primarily from our normal business operations for the six months ended June 30, 2002. However, we reduced cash compensation for salaried staff in 2002, yielding approximately $350,000 in expense savings during the six months ended June 30, 2002 and we expect similar savings for the remainder of the year. Additionally, there have been no accruals for anticipated 2002 bonuses as any 2002 bonuses will be taken in the form of stock options.

    Net cash used by investing activities for the six months ended June 30, 2002 was $124,000, which reflected the net reduction of $1.6 million in available for sale securities offset in part by capital expenditures of $1.7 million.

    Net cash used in financing activities was $6,000 for the six months ended June 30, 2002 relating primarily to proceeds of $112,000 from issuance of common stock offset by capital lease payments of $118,000. At June 30, 2002, we had cash and cash equivalents of $2.4 million, investments in available for sale securities of $4.0 million, working capital of $8.2 million, long-term obligations of $12.6 million and stockholder equity of $4.7 million.

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

                                                                         JUNE 30, 2002
                                                       -------------------------------------------------
                                                       BOOK VALUE        FAIR VALUE        INTEREST RATE
                                                       ----------        ----------        -------------
                          U.S. government treasury
                            obligations..........      $ 3,228,210      $ 3,237,120           1.86%
                          Commercial bonds.......          725,219          726,340           2.80%
                                                       -----------      -----------
                                    Total
                          investments............      $ 3,953,429      $ 3,963,460
                                                       ===========      ===========

    The long-term debts on June 30, 2002 are comprised of convertible subordinated notes with an 8% fixed interest rate and capital lease obligations with interest rates ranging from 4% to 13%. We do not believe a fluctuation of 100 basis points in the prime rate would have a material adverse effect on us.

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

                              None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

                              None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.



    We held our annual meeting of stockholders on May 21, 2002, at which time the stockholders voted on the following proposals:

(1)  Election of three directors for three year terms each:

        Name of Candidate               For             Withheld
        -----------------               ---             --------
George M. Middlemas                  10,082,244           4,455
David A. O'Connor                    10,082,244           4,455
Joseph J. Spalluto                   10,082,244           4,455

There were no abstentions and no broker non-votes.

(2)  Ratification of appointment of Ernst & Young LLP as auditors.

The vote was 10,083,901 for, 1,200 against, and there were 1,598 abstentions. There were no broker non-votes.

ITEM 5. OTHER INFORMATION.

                              None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits                  None

(B) Reports on Form 8-K - None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ONLINE RESOURCES CORPORATION

             Date: August 14, 2002      By: /s/ Matthew P. Lawlor
                                        -------------------------
                                        Matthew P. Lawlor
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)


             Date: August 14, 2002      By: /s/ Catherine A. Graham
                                        ---------------------------
                                        Catherine A. Graham
                                        Chief Financial Officer and Executive
                                        Vice President
                                        (Principal Financial Officer)


CERTIFICATION UNDER SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Online Resources Corporation.


By: /s/ Matthew P. Lawlor
   ----------------------------------
Matthew P. Lawlor
Chairman and Chief Executive Officer

Date: August 14, 2002

By: /s/ Catherine A. Graham
   ----------------------------------
Catherine A. Graham
Chief Financial Officer and Executive
Vice President

Date: August 14, 2002