Form 10-Q
period 2002-09-30
ONLINE RESOURCES CORP
filed 2002-11-15
CIK 888953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

YES  X                NO

     As of October 30, 2002 there were 13,630,788 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ONLINE RESOURCES CORPORATION

BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,769,183	$2,120,252
Investments	4,482,374	5,583,370
Accounts receivable (net of allowance of approximately $76,000 and $35,000 at September 30, 2002 and December 31, 2001, respectively)	3,167,083	2,635,738
Deferred implementation costs	653,055	918,885
Prepaid expenses and other current assets	990,295	795,864

Total current assets	11,061,990	12,054,109

Property and equipment, net	8,120,660	6,813,123
Deferred implementation costs, less current portion	445,480	707,960
Debt issuance costs	744,313	983,248
Other assets	376,019	963,174

Total assets	$20,748,462	$21,521,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$661,056	$724,684
Accrued expenses and other current liabilities	1,286,513	739,358
Accrued compensation expenses	408,096	613,848
Deferred revenues	627,782	880,380
Current portion of capital lease obligations	298,563	310,638

Total current liabilities	3,282,010	3,268,908

Capital lease obligation, less current maturities	190,588	348,552
Deferred revenues, less current portion	403,069	566,539
Notes payable	12,000,000	13,000,000

Total liabilities	15,875,667	17,183,999

Commitments
Series B redeemable convertible preferred stock; 100,000 shares designated, none issued at September 30, 2002 and December 31, 2001	—	—
Series C redeemable convertible preferred stock; 287,000 shares designated, none issued at September 30, 2002 and December 31, 2001	—	—

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value; 1,000,000 shares authorized, none issued at September 30, 2002 and December 31, 2001	—	—
Common stock, $.0001 par value; 35,000,000 shares authorized, 13,678,090 issued and 13,602,565 outstanding at September 30, 2002; and 13,293,238 issued and 13,248,390 outstanding at December 31, 2001, respectively	1,360	1,325
Additional paid-in capital	91,243,327	89,937,671
Accumulated deficit	(86,142,062)	(85,294,865)
Deferred stock compensation	(14,394)	(60,924)
Treasury stock, 75,525 shares and 44,848 shares at September 30, 2002 and December 31, 2001, respectively	(227,800)	(148,581)
Receivable from the sale of common stock	—	(122,381)
Accumulated other comprehensive income	12,364	25,370

Total stockholders’ equity	4,872,795	4,337,615

Total liabilities and stockholders’ equity	$20,748,462	$21,521,614

See accompanying notes to unaudited financial statements.

ONLINE RESOURCES CORPORATION
UNAUDITED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2002	2001	2002	2001

Revenues:
Service fees	$7,655,802	$5,746,278	$21,920,565	$15,904,399
Implementation and other revenues	496,074	628,284	1,937,667	2,041,854

Total revenues	8,151,876	6,374,562	23,858,232	17,946,253

Costs and expenses:
Service costs	3,082,705	3,203,951	9,582,875	9,612,891
Implementation and other costs	456,089	357,710	1,563,395	1,156,057

Costs of revenues	3,538,794	3,561,661	11,146,270	10,768,948

Gross profit	4,613,082	2,812,901	12,711,962	7,177,305

General and administrative	1,802,891	1,709,040	5,188,975	5,306,616
Sales and marketing	1,410,186	1,480,582	3,982,876	4,541,491
Systems and development	1,018,067	1,534,422	3,287,845	4,505,152
Non-recurring charges	—	—	—	209,434

Total expenses	4,231,144	4,724,044	12,459,696	14,562,693

Income (loss) from operations	381,938	(1,911,143)	252,266	(7,385,388)

Other (expenses) income:
Interest income	26,318	135,071	106,600	534,813
Interest expense	(315,506)	(410,613)	(979,888)	(1,390,437)
Other	(157)	—	(34,368)	—
Debt conversion expense	—	(921,744)	(191,807)	(921,744)

Total other expense	(289,345)	(1,197,286)	(1,099,463)	(1,777,368)

Income (loss) before extraordinary item	92,593	(3,108,429)	(847,197)	(9,162,756)
Extraordinary item- gain from repurchase of debt	—	—	—	1,083,153

Net income/(loss)	$92,593	$(3,108,429)	$(847,197)	$(8,079,603)

Basic and diluted
Net income/(loss) per share:	$0.01	$(0.26)	$(0.06)	$(0.69)

Shares used in calculation of Net income (loss) per share:

Basic	13,580,203	11,731,259	13,473,059	11,688,038
Diluted	14,206,039	11,731,259	13,473,059	11,688,038

See accompanying notes to unaudited financial statements.

ONLINE RESOURCES CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001

OPERATING ACTIVITIES
Net loss	$(847,197)	$(8,079,603)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Extraordinary item-gain on repurchase of debts	—	(1,083,153)
Debt conversion expense	191,807	921,744
Depreciation	1,914,271	1,580,217
Amortization of debt issuance costs	188,976	257,441
Stock compensation expense	83,497	58,935
Provision for losses on accounts receivable	73,000	(70,929)
Realized gain on investments	(7,239)	(65,279)
Amortization of bond premium (discount)	(7,342)	(22,714)
Changes in assets and liabilities:
Accounts receivable	(604,345)	(30,075)
Prepaid expenses and other current assets	(194,431)	(365,906)
Deferred implementation costs	528,310	(72,079)
Other assets	587,155	(43,760)
Accounts payable	(63,627)	(30,781)
Accrued expenses	341,402	(378,871)
Deferred revenues	(416,068)	(613,878)

Net cash provided by (used in) operating activities	1,768,169	(8,038,691)

INVESTING ACTIVITIES
Purchase of available for sale securities	(4,646,977)	(18,475,902)
Sales of available for sale securities	5,749,548	30,629,072
Purchases of property and equipment	(3,221,808)	(1,576,644)

Net cash (used in) provided by investing activities	(2,119,237)	10,576,526

FINANCING ACTIVITIES
Net proceeds from issuance of common stock	170,038	273,463
Repayment of capital lease obligations	(170,039)	(286,481)
Repurchase of notes payable	—	(2,167,389)
Payment of long-term debt costs	—	(52,472)

Net cash used in financing activities	(1)	(2,232,879)

Net (decrease) increase in cash and cash equivalents	(351,069)	304,956
Cash and cash equivalents at beginning of period	2,120,252	1,771,477

Cash and cash equivalents at end of period	$1,769,183	$2,076,433

Supplemental information to statement of cash flows:

Cash paid for interest	582,680	1,131,855
Conversion of notes payable	1,000,000	2,500,000
Unrealized (loss) gain on investment	(13,006)	9,195

See accompanying notes to unaudited financial statements.

ONLINE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Online Resources Corporation (the “Company”) is an outsourcer of Internet banking and payment services to financial institutions nationwide. Online Resources owns, operates and drives a complete set of integrated e-financial services including Internet banking, electronic bill presentment and payment and commercial cash management. The company’s bill payment, call center, relationship marketing and other services power more than 95 million transactions and $4 billion in consumer bill payments annually.

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

RECENT PRONOUNCEMENTS

     In July 2001, the Emerging Issues Task Force issued EITF D-98, Classification and Measurement of Redeemable Securities. The Company adopted the pronouncement on January 1, 2002 and the adoption of this pronouncement did not have a significant effect on the earnings or financial position of the Company.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company adopted this statement on January 1, 2002 and the adoption of this statement did not have a significant impact on its results of operations, financial position and cash flows.

     The FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002 and all other provisions are effective for financial statements issued on or after May 15, 2002. The Company expects that the impact of adopting SFAS No. 145 will result in reclassifying prior year extraordinary gains from extinguishment of debt so that they are reflected as part of ordinary income.

2. NET INCOME (LOSS) PER COMMON SHARE

     Basic and diluted net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the applicable period.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Net income (loss)	$92,593	$(3,108,429)	$(847,197)	$(8,079,603)
Shares used in calculation of net income/(loss) per share:
Basic	13,580,203	11,731,259	13,473,059	11,688,038
Diluted	14,206,039	11,731,259	13,473,059	11,688,038

Basic and diluted income/(loss) per share:	$0.01	$(0.26)	$(0.06)	$(0.69)

3. EQUITY

     During the nine months ended September 30, 2002, employees purchased 21,554 shares of common stock under the Company’s employee stock purchase plan and exercised 101,335 shares of common stock under the Company’s stock option plan with net proceeds to the Company of approximately $170,038. On March 27, 2002, $1.0 million of the 8% convertible subordinated notes (the “Convertible Notes”) was converted at $3.39 per share of common stock (Note 4). This conversion resulted in an issuance of 295,031 shares of common stock. No cash proceeds were obtained from the conversion.

4. NOTES PAYABLE

     On September 28, 2000, the Company completed the private placement of $20 million in Convertible Notes to a group of accredited investors and received proceeds of $18.7 million net of debt issuance costs of $1.3 million including commission of $917,200. The proceeds have been and will continue to be used for working capital. The Convertible Notes carry an 8% coupon and interest payment dates are April 1 and October 1, commencing April 1, 2001. The Convertible Notes were initially convertible at a price of $4.75 per share but are subject to an annual reset under certain circumstances. In no event can the conversion price be less than $4.00 per share. Subject to certain conditions, the Company may redeem all or part of the Convertible Notes prior to maturity. As of September 30, 2002, 4,210,526 shares were authorized and 3 million issuable upon conversion of the Convertible Notes. Jefferies & Company, Inc., one of the underwriters of the private placement, also obtained 200,000 warrants that expire on September 30, 2005 that are exercisable at the same price as the conversion price under the Convertible Notes.

     On May 22, 2001 and May 24, 2001, the Company paid $2.2 million to repurchase $3,000,000 and $500,000, respectively, of the Convertible Notes in privately negotiated transactions. After $289,000 of debt issuance costs were written off, the Company recognized an extraordinary gain of $1.1 million as a result of the transaction.

     On September 28, 2001, November 2, 2001 and March 27, 2002, $2.5 million, $1.0 million and $1.0 million of the Convertible Notes were converted at $2.00, $3.05 and $3.39 per common share, respectively, instead of the $4.00 conversion price that otherwise existed under the Convertible Notes. These induced conversions resulted in the issuance of 1,250,000, 327,869 and 295,031 shares or 625,000, 77,869 and 45,031 additional shares, respectively, had the Convertible Notes been converted at the $4.00 per common share conversion price. The Company recognized $731,250, $175,205 and $141,848 non-cash debt conversion expense and wrote off $157,157, $51,970 and $49,959 of related debt issuance costs in September 2001, November 2001 and March 2002, respectively, in connection with the transactions. Accordingly, as of September 30, 2002, $12.0 million of the Convertible Notes remains outstanding and matures on September 30, 2005.

     Interest expense and amortization of the debt issuance costs related to the Convertible Notes for the three months ended September 30, 2002 and 2001 were $302,000 and $388,000, respectively. Interest expense and amortization of the debt issuance cost related to the Convertible Notes for the nine months ended September 30, 2002 and 2001 were $928,000 and $1,348,000, respectively. As of September 30, 2002 and 2001, accrued interest on notes payable totaled $480,000 and $660,000, respectively.

5. COMPONENTS OF COMPREHENSIVE INCOME

     Comprehensive income includes the Company’s net income (loss) adjusted for changes, net of tax, of unrealized gains (losses) on investments in marketable securities. Comprehensive income for the three and nine months ended September 30, 2002 and 2001 is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Comprehensive income:
Net income/(loss)	$92,593	$(3,108,429)	$(847,197)	$(8,079,603)
Unrealized gain (loss) on investments in marketable securities	2,333	(3,383)	(13,006)	9,195

Total comprehensive net income (loss):	$94,926	$(3,111,812)	$(860,203)	$(8,070,408)

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

     These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002. These risks include, among others, the following:

•	our history of losses and potential of future losses;

•	possible fluctuations of our quarterly financial results;

•	our potential need for additional capital to repay our outstanding debt obligations;

•	our dependence on the marketing efforts of third parties;

•	our dependence on our financial institution clients to market our services;

•	the potential uncertainty of our co-marketing efforts and the risk that such efforts may not be successful;

•	the possibility that we may not be able to expand to meet increased demand for our services and related products;

•	the potential adverse impact resulting from the loss of a material client or restructuring an agreement with a material customer;

•	our potential inability to compete with larger, more established businesses offering similar products or services;

•	the possibility of a failure to successfully implement a system upgrade or conversion;

•	our inability to attract and retain skilled personnel;

•	possible security breaches or system failures disrupting our business and the liability associated with these disruptions;

•	the lack of success in promoting our services for broad use and acceptance by consumers and the possibility of the development of defective new products ;

•	the potential obsolescence of our technology or the offering of new, more efficient means of conducting Internet banking and bill payment;

•	reduction or elimination of the fees we charge for some services due to the consumer demand for low-cost or free online financial services;

•	the potential impact of the consolidation of the banking and financial services industry;

•	interference with our business from the adoption of government regulations;

•	the potential of litigation;

•	control of the management and affairs of the Company by our executives and directors;

•	our volatile stock price;

•	the trading of a substantial number of shares adversely impacting the price of our shares;

•	the possibility that we fail to meet listing standards for continued listing on the NASDAQ National Market;

•	the possibility of discouraging a takeover as a result of the adoption of a Stockholder Rights Plan; and

•	the possibility of terrorism and further acts of violence.

OVERVIEW

     Online Resources is an outsourcer of Internet banking and payment services to financial institutions nationwide. Online Resources owns, operates and drives a complete set of integrated e-financial services including Internet banking, electronic bill presentment and payment and commercial cash management. The company’s bill payment, call center, relationship marketing and other services power more than 95 million transactions and $4 billion in consumer bill payments annually. We support our services with 24x7 customer care, training services and other network and technical professional services giving clients the benefit of a single, integrated solution and real-time banking transaction capabilities. We back our services with an end-to-end service guaranty that we believe is unique to our industry.

     We primarily derive revenue from long-term service contracts with our financial institution clients, who pay us recurring fees based primarily on the number of their billable customers enrolled and transaction volumes, as well as up-front implementation fees. Our financial institution clients typically subsidize some or all of our fees when reselling our services to their customers, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products through the use of our services. As a network-based service provider, we have made substantial up-front investments in infrastructure. We believe our financial performance and operating leverage will be based primarily on increasing retail customer subscriptions and transaction volumes over a relatively fixed cost base.

     Our current sources of revenue are from service fees, implementation fees and other revenues.

•	Service fees. Our primary source of revenues is derived from recurring monthly fees by providing services which include banking and bill payment, customer service, consumer marketing, information reporting, and administrative services, to financial institution clients, typically based on the number of billable customers. These services are priced on a monthly per billable customer basis, and in some cases, on a transaction basis. We recognize these revenues as services are provided.

•	Implementation and other revenues. We generate revenue from implementation of our fully integrated services to our financial institution clients. Implementation fees are paid on a one-time basis at signing. We recognize nonrefundable implementation fees for all contracts over the contract term as the services are provided, which typically range from one to five years. We also derive revenue from sales of related enabling products and software, including cash management, Quicken and customer service software.

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

FINANCIAL CONDITION

     Since our founding, we have incurred high costs to create our infrastructure, while generating low revenues that have been increasing in amount over the past several years. As a result, we have historically experienced large operating losses and negative cash flow. At September 30, 2002, we had an accumulated deficit of $86.1 million and net property and equipment of $8.1 million. We have funded our operations primarily through the issuance of equity and debt securities. Ongoing working capital requirements will primarily consist of personnel costs related to enhancing and maintaining our system.

     As of September 30, 2002, we had $1.8 million in cash and cash equivalents and $4.5 million in investments as compared to $2.1 million in cash and cash equivalents and $5.6 million in investments as of December 31, 2001. The decrease in cash and investments results primarily from cash used for capital expenditures in the amount of $3.2 million, offset by cash provided by operating activities of $1.8 million. Total liabilities decreased from $17.2 million as of December 31, 2001 to $15.9 million as of September 30, 2002 primarily as a result of the conversion of $1.0 million of the 8% convertible subordinated notes (the “Convertible Notes”). Accordingly, as of September 30, 2002, $12.0 million of the Convertible Notes remains outstanding and matures on September 30, 2005.

     Citigroup has acquired our largest client, California Federal Bank or Cal Fed, and expects to utilize the Citigroup banking and bill payment platform starting in the first quarter of 2003. We have agreed with Cal Fed to extend the full service contract through the first quarter of next year and to terminate a subsequent bill payment only contract that was to run through 2005. In consideration of this extension and termination we will receive a combination of service and termination fee revenue that will provide us with the projected profit we would have earned from the bill payment only contract. We expect that the majority of these fees will be recognized in the first quarter of 2003, thereby significantly increasing revenue and profits for that quarter. While this will result in a decrease in revenue and profits for the second quarter of 2003, we expect to experience continued growth in our non-Cal Fed business and to remain EBITDA positive for that quarter. For the third quarter we derived approximately $920,000 in revenue from the banking and customer care portion of services to Cal Fed and approximately $350,000 in revenue from the bill payment portion of services.

RESULTS OF OPERATIONS

     The following table presents certain items derived from our statements of operations expressed as a percentage of revenue.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2002	2001	2002	2001

Statement of Operations Data:
Revenues:
Service fees	94.0%	90.1%	91.9%	88.6%
Implementation and other revenues	6.0	9.9	8.1	11.4

Total revenues	100.0	100.0	100.0	100.0

Expenses:
Cost of revenues	43.4	55.9	46.7	60.0

Gross margin	56.6	44.1	53.3	40.0

General and administrative	22.1	26.8	21.7	29.5
Sales and marketing	17.3	23.2	16.7	25.3

Systems and development	12.5	24.1	13.8	25.1
Non-recurring charges	—	—	—	1.2

Total expenses	51.9	74.1	52.2	81.1

Gain (Loss) from operations	4.7	(30.0)	1.1	(41.1)

Other (expenses)	(3.6)	(4.3)	(4.6)	(4.8)
Extraordinary item	—	—	—	6.0

Debt conversion expense	—	(14.5)	—	(5.1)

Net income (loss)	1.1%	(48.8)%	(3.5)%	(45.0)%

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

     Revenues. We derive revenues from service fees, implementation fees and other revenues. Revenues grew $1.8 million, or 28%, to $8.2 million for the three months ended September 30, 2002 as compared to $6.4 million for the same period in 2001. This growth was primarily attributable to a 33% increase in service fees which were largely recurring and driven by an increase of 41% in the number of billable customers and an increase of 66% in the number of transactions partially offset by lower service fees per user measured for the periods ended September 30, 2002 and 2001. Implementation and other revenues decreased $132,000 or 21%, to $496,000 for the three months ended September 30, 2002 as compared to $628,000 for the same period in 2001 mainly as a result of a decrease of $132,000 in recognized deferred implementation revenues.

     Cost of Revenues. Cost of revenues primarily includes telecommunications, payment processing, systems operations, customer service, implementation and related products. Cost of revenues decreased $23,000, or 1%, to $3.5 million for the three months ended September 30, 2002 as compared to $3.6 million for the same period in 2001. This decrease primarily reflected lower telecommunication expenses.

     Gross Profit. Gross profit increased to $4.6 million from $2.8 million for the three months ended September 30, 2002 and 2001, respectively. Gross margin for the same periods improved to 57% from 44% mainly due to increased service fees from billable customer growth that was leveraged over our relatively fixed costs of revenue. Gross margin for services fees also improved as a result of improved efficiency from technology development and cost control initiatives.

     General and Administrative. General and administrative expenses are comprised primarily of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $94,000, or 5%, to $1.8 million as compared to $1.7 million for the three months ended September 30, 2002 and 2001, respectively. General and administrative expenses as a percentage of revenue decreased to 22% as compared to 27% for the three months ended September 30, 2002 and 2001, respectively. The increase in expenses results from additional depreciation costs, resulting from capital expenditures, offset partially by decreased compensation costs attributable to cost control initiatives implemented in the fourth quarter of 2001.

     Sales and Marketing. Sales and marketing expenses consist of salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses decreased $70,000, or 5%, to $1.4 million for the three months ended September 30, 2002 as compared to $1.5 million for the same period in 2001. The principal reason for the decrease in sales and marketing expenses was a reduction in staff as a result of consolidating certain client service responsibilities.

     Systems and Development. Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the research and development of new services and products, and new technology to enhance existing products. Systems and development expenses decreased $516,000, or 34%, to $1.0 million for the three months ended September 30, 2002 as compared to $1.5 million for the same period in 2001. The decrease in our systems and development expenses was mainly due to a reduction in compensation and consulting costs incurred for the quarter.

     Income (Loss) from Operations. For the quarter ending September 30, 2002 the Company recorded income from operations in the amount of $382,000. For the same period in the prior year a loss from operations was $1.9 million for the three months ended September 30, 2001. This improvement was achieved primarily as a result of increases in services fees and gross profit driven by growth in our customer base, decreases in various expenditures and savings derived from our cost-cutting initiatives and our leveraging of technology.

     Other Income and Expenses. Interest income decreased $109,000, or 81%, to $26,000 for the three months ended September 30, 2002 as compared to $135,000 for the same period in 2001, primarily due to a decrease in average cash and investment balances and lower interest rates. Interest and other expenses decreased $95,000, or 23%, to $316,000 for the three months ended September 30, 2002 as compared to $411,000 for the same period in 2001 as the result of a decrease in Convertible Notes outstanding in connection with the repurchases and conversions of Convertible Notes.

     Net Income (Loss) and Net Income (Loss) Per Share. Net income was $93,000 compared to a loss of $3.1 million for the three months ended September 30, 2002 and 2001, respectively. For the three months ended September 30, 2002 and 2001 basic and diluted income (loss) per share were $0.01 and $(0.26), respectively, as a result of the various factors noted above.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

     Revenues. We derive revenues from service fees, implementation fees and other revenues. Revenues grew $6.0 million, or 34%, to $23.9 million for the nine months ended September 30, 2002 as compared to $17.9 million for the same period in 2001. This growth was primarily attributable to a 38% increase in service fees which were largely recurring and driven by an increase of 41% in the number of billable customers and an increase of 66% in the number of transactions partially offset by lower service fees per user measured for the periods ended September 30, 2002 and 2001. Implementation and other revenues decreased $105,000, or 5%, to $1.9 million for the nine months ended September 30, 2002 as compared to $2.0 million for the same period in 2001 mainly as a result of a decrease of $247,000 in recognized deferred implementation revenues.

     Cost of Revenues. Cost of revenues primarily includes telecommunications, payment processing, systems operations, customer service, implementation and related products. Cost of revenues increased $377,000 or 4%, to $11.1 million for the nine months ended September 30, 2002 as compared to $10.8 million for the same period in 2001. This increase primarily reflected an increase in higher implementation expenses.

     Gross Profit. Gross profit increased to $12.7 million from $7.2 million for the nine months ended September 30, 2002 and 2001, respectively. Gross margin for the same periods improved to 53% from 40% mainly due to increased service fees from billable customer growth that was leveraged over our relatively fixed costs of revenue. Gross margin for services fees also improved as a result of improved efficiency from technology development and cost control initiatives.

     General and Administrative. General and administrative expenses are comprised primarily of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses decreased $118,000 or 2%, to $5.2 million as compared to $5.3 million for the nine months ended September 30, 2002 and 2001, respectively. General and administrative expenses as a percentage of revenue decreased to 22% as compared to 30% for the nine months ended September 30, 2002 and 2001, respectively. This decrease was a result of decreased personnel costs attributable to cost control initiatives implemented in the first quarter of 2001 partially offset by additional depreciation costs, resulting from capital expenditures.

     Sales and Marketing. Sales and marketing expenses consist of salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses decreased $559,000 or 12%, to $4.0 million for the nine months ended September 30, 2002 as compared to $4.5 million for the same period in 2001. The principal reason for the decrease in sales and marketing expenses was a reduction in staffs as a result of consolidating certain client service responsibilities.

     Systems and Development. Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the research and development of new services and products, and new technology to enhance existing products. Systems and development expenses decreased $1.2 million or 27%, to $3.3 million for the nine months ended September 30, 2002 as compared to $4.5 million for the same period in 2001. The decrease in our systems and development expenses was mainly due to a reduction in personnel and consulting costs incurred for the nine months ended September 30, 2002.

     Income (Loss) from Operations. For nine months ending September 30, 2002, the Company recorded income from operations in the amount of $252,000. For the same period in the prior year, the Company recorded a loss from operations of $7.4 million. Loss from operations significantly decreased between the two periods primarily as a result of increases in services fees and gross profit driven by growth in our customer base, decreases in various expenditures and savings derived from our cost-cutting initiatives and our leveraging of technology.

     Other Income and Expenses. Interest income decreased $428,000 or 80%, to $107,000 for the nine months ended September 30, 2002 as compared to $535,000 for the same period in 2001, primarily due to a decrease in average cash and investment balances and lower interest rates. Interest and other expenses decreased $376,000 or 27%, to $1.0 million for the nine months ended September 30, 2002 as compared to $1.4 million for the same period in 2001 as the result of a decrease in Convertible Notes outstanding in connection with the repurchases and conversions of Convertible Notes. The induced conversion of $1.0 million Convertible Notes on March 27, 2002 resulted in a non-cash debt conversion expense of $192,000 that was attributable to the issuance of 45,031 incremental shares of common stock issued to holders in conformance with accounting rules for induced conversions of convertible debt.

     Net Loss and Loss Per Share. Net loss was $847,000 compared to a loss of $8.1 million for the nine months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001 the basic and diluted loss per share were $(0.06) and $(0.69), respectively., as a result of the various factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and investments in available for sale securities decreased $1.4 million to $6.3 million from $7.7 million as of September 30, 2002 and December 31, 2001, respectively, primarily as a result of capital expenditures of $3.2 million, offset partially by cash provided by operating activities of $1.8 million.

     Net cash provided by operating activities was $1.8 million for the nine months ended September 30, 2002. This resulted primarily from our normal business operations for the nine months ended September 30, 2002.

     Net cash used in investing activities for the nine months ended September 30, 2002 was $2.1 million, which reflected the net reduction of $1.1 million in available for sale securities offset in part by capital expenditures of $3.2 million.

     At September 30, 2002, we had cash and cash equivalents of $1.8 million, investments in available for sale securities of $4.5 million, working capital of $7.8 million, long-term obligations of $12.6 million and stockholder equity of $4.9 million. We currently believe that cash, cash equivalents and investment balances will be sufficient to meet our current anticipated operating requirements for at least the next twelve months. However, there can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required. We intend to invest our cash in excess of current operating requirements in marketable government, corporate and mortgage-backed securities.

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

	SEPTEMBER 30, 2002

	BOOK VALUE	FAIR VALUE	INTEREST RATE

U.S. government treasury obligations	$3,882,086	$3,895,599	1.49%
Commercial bonds	587,923	586,775	2.62%

Total investments	$4,470,009	$4,482,374

     The long-term debts on September 30, 2002 are comprised of convertible subordinated notes with an 8% fixed interest rate and capital lease obligations with interest rates ranging from 4% to 13%. We do not believe a fluctuation of 100 basis points in the prime rate would have a material adverse effect on us.

ITEM 4. CONTROLS AND PROCEDURES.

      As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

(B)   Reports on Form 8-K — None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE RESOURCES CORPORATION

Date: November 14, 2002	By: /s/ Matthew P. Lawlor
Matthew P. Lawlor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2002	By: /s/ Catherine A. Graham
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

By: /s/ Matthew P. Lawlor
Matthew P. Lawlor
Chairman and Chief Executive Officer

Date: November 14, 2002

By: /s/ Catherine A. Graham
Catherine A. Graham
Chief Financial Officer and Executive Vice President

Date: November 14, 2002

I, Matthew P. Lawlor, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Online Resources Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedure as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By: /s/ Matthew P. Lawlor Matthew P. Lawlor, Chairman and Chief Executive Officer (Principal Executive Officer)

I, Catherine A. Graham, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Online Resources Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedure as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By: /s/ Catherine A. Graham
Catherine A. Graham,
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)