Form 10-K
period 2002-12-31
ONLINE RESOURCES CORP
filed 2003-03-31
CIK 888953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0-26123

ONLINE RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1623052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7600 Colshire Drive
McLean, Virginia	22102
(Address of principal executive offices)	(Zip code)
(703) 394-5100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $0.0001 par value per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☒

      As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant’s common stock of $3.20 per share as reported on the Nasdaq National Market System, was approximately $43.4 million. As of December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant’s common stock of $2.809 per share as reported by the Nasdaq National Market System, was approximately $38.5 million. As of February 28, 2003, the registrant had 13,707,298 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The registrant intends to file a definitive proxy statement for its 2003 Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2002. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ONLINE RESOURCES CORPORATION

FORM 10-K

TABLE OF CONTENTS

		Page

PART I
Item 1:	Business	2
Item 2:	Properties	18
Item 3:	Legal Proceedings	18
Item 4:	Submission of Matters to a Vote of Security Holders	18
PART II
Item 5:	Market for the Registrant’s Common Equity and Related Stockholder Matters	19
Item 6:	Selected Financial Data	20
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A:	Quantitative and Qualitative Disclosures About Market Risk	29
Item 8:	Financial Statements and Supplementary Data	29
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46
PART III
Item 10:	Directors and Executive Officers of the Company	46
Item 11:	Executive Compensation	46
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46
Item 13:	Certain Relationships and Related transactions	46
Item 14:	Controls and Procedures	46
PART IV
Item 15:	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	47
Signatures		51
Certifications		52
Index to financial statements		29

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from any forward-looking statement. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors” in Item 1 of part I.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K.

PART I

Item 1.     Business Overview

      Online Resources Corporation is an outsourcer of Internet banking and payment services to over 500 financial institutions nationwide. We own and operate the critical banking, payments and marketing infrastructure that enable our clients to provide their customers with end-to-end Internet channel functionality and a high quality user experience. Our services, branded to our financial institution clients, power approximately 100 million transactions and $5 billion in consumer bill payments annually.

      Our clients are primarily regional and community-based depository financial institutions with assets of $10 billion or less. Regional and community financial institutions serve over half of the nation’s retail checking accounts, but often lack the internal resources to build or operate Internet-based remote financial services. We enable these clients to offer services through the Internet channel on a cost effective basis and without the resource commitment of building and supporting the infrastructure internally.

      Depending on their needs, our financial institution clients choose one of our two primary product lines: full service, which includes a suite of Internet banking, bill payment, call center and other support services, or stand-alone bill payment and presentment services. Approximately half of our implemented financial institution clients use our full suite of services, while the other half use our stand-alone bill payment services. Our full service Internet banking clients typically pay us a recurring monthly fee based on the number of their customers who use our services. Our stand-alone bill payment clients also typically pay us a recurring monthly fee based on their number of customers and, in some cases, pay us an additional fee per payment transaction. In addition, they typically pay us a one-time implementation fee to link our respective systems, allowing their customers to connect to us through the Internet.

      The customers of our full service clients may access our proprietary banking service, which allows them to view account statements and balances of accounts maintained with our clients, and perform funds transfers and certain other funds management functions. Their customers may also use our bill payment and presentment services, allowing them to pay any bill automatically. Our banking and bill payment services are complemented by our call center, database services, consumer marketing, web site design and hosting and other support services, giving our clients the benefit of a single, integrated solution. We help our clients drive increased adoption of Internet-based services and create a profitable Internet channel through our extensive consumer marketing capabilities. We also back our services with a comprehensive end-to-end service quality guarantee.

      Our bill payment services are built on patented debit architecture that we believe offers substantial cost and quality advantages. By connecting to our clients through online payments networks, we realize the advantage of real-time, guaranteed debits in reducing paper remittances and improving the speed of payments. We have certified to over 50 online payment networks, commonly known as electronic funds transfer (EFT) networks, operated by both core processors and ATM networks, potentially allowing us access to approximately 95% of U.S. consumer checking accounts. We believe our patented EFT connectivity is unique and has broad applications for payments products beyond the payment of bills.

      As of December 31, 2002, we provided services to approximately 623,000 customers of our client financial institutions. Our 534 financial institution clients collectively serve an aggregate of approximately 18.2 million retail accounts, including approximately 9.9 million checking accounts.

Industry Background

      The outlook for the e-financial services industry continues to be vigorous with consumers and small businesses increasingly banking online because of the 24 hours a day, 7 days a week convenience. In its October 2002 report, Jupiter Media Matrix, a technology research and advisory firm, estimated that 25.3 million U.S. households banked online in 2002, and that the number of U.S. households banking online will more than double to 54.6 million by 2007.

      Today, the overwhelming majority of U.S. financial institutions with more than $100 million in assets have adopted the Internet as a means of delivering financial services to their customers. Financial institutions recognize the advantages offered by online delivery systems, including the opportunity to offer their services to targeted audiences while reducing or eliminating workload, paper and other back office expenses associated with traditional distribution channels. Additionally, these solutions provide financial institutions the opportunity to gain market share by attracting new customers and then increase profitability by more successfully retaining them.

      Historically, very large financial institutions have been the drivers of the online banking trend. Regional and community financial institutions were compelled to offer comparable services to remain competitive. Initially, there were many obstacles in making e-financial services available to their customers. In particular, they often lacked the capital and human resources required to develop and manage the technology infrastructure to provide their customers with online banking services.

      Today, however, the picture is very different. With the majority of financial institutions having already adopted the Internet, either by developing the capability in-house or outsourcing to one of several providers, there are new obstacles:

•	Managing technology vendors, which could mean multiple relationships in order to provide online banking, bill payment and other services;

•	Providing integrated customer support for their online banking services to an increasingly sophisticated consumer base;

•	Understanding how to evaluate channel profitability and/or return on investment; and

•	Maximizing the value of the channel by increasing adoption through consumer marketing and other means.

      As a service provider, we believe that we must help our financial institution clients to meet these challenges as a part of inducing them to choose, or switch to, our solution for providing competitive online banking and payments services.

The Online Resources Solution

      We provide a single source, fully integrated solution through our QuotienSM e-financial suite of services, which we believe enables depository financial institutions to offer the breadth of financial services needed to remain competitive as well as profit from their Internet channel. We bring economies of scale and technical expertise to our clients, who would otherwise lack the resources to compete in the rapidly changing, complex financial services industry. We differentiate ourselves by internally developing, integrating and controlling many critical services, such as bill payment, consumer marketing and call center support, rather than relying primarily on third-party providers for these services. As a single source vendor, we believe our clients benefit from having one point of accountability and control. We believe our solution provides our clients with a cost-effective means to retain and expand their customer base, deliver their services more efficiently and strengthen their customer relationships. We provide our services through:

      Our Technology Infrastructure. We provide our QuotienSM e-financial suite of services by connecting our financial institution clients, their customers and other financial service providers through our integrated communications, systems, processing and support capabilities. Our middleware enables us to integrate customer and financial data in order to coordinate customer authorization, transactions, settlement, security, user profiles, data warehousing, database marketing, registration, fulfillment, administrative support and our customer call center services. These functions operate substantially in real-time and provide an integrated application for our clients and their customers.

      Our Operating and Technical Expertise. We provide regional and community based depository financial institutions with our operating and technical expertise. We believe that our industry focus and outsourcing capabilities add value for our clients by simplifying complex processes and technologies. After more than a decade of operating experience, we have established the processes, procedures, controls and staff necessary to keep our systems running reliably and securely. At the same time, we have developed the organizational flexibility and staff relationships necessary to adjust to a rapidly changing environment.

      Our Relationship Marketing Services. We drive the Internet channel through the entire user lifecycle, using a combination of cutting-edge customer relationship management (CRM) technology and processes and our multiple consumer touch-points. Marketing costs are born by or shared with our clients. The marketing programs include web-based marketing, direct marketing, telemarketing, statement stuffers and branch incentives. We privately brand the marketing programs for the financial institutions so that they may take advantage of their existing relationships.

      Our Support Services. We provide a comprehensive set of support services to complement our Internet banking and bill payment services. These support services include our call center, web site design and hosting, training, professional services and administrative services. We provide each of these services on an optional basis and have fully integrated them into our service platform.

Strategy

      Our goal is to become the vendor of choice for regional and community-based banks, thrifts and credit unions who outsource remote delivery of consumer and small business e-financial services. We position ourselves as a single, outsourced solution to our financial institution clients, providing them our proprietary Internet banking and bill payment services, and other complementary e-financial services. Our consumer and small business services and content are further supported by proprietary infrastructure and support services, such as our call center, consumer marketing, real-time payments processing, customization and other professional services.

      We believe our offering gives our clients the advantage of a single point-of-contact, an end-to-end service quality guarantee, relatively seamless customer care, packaged pricing advantages, and integrated data for consumer marketing and service enhancement purposes. Approximately half of our implemented financial institution clients use our full suite of services, while the other half use our stand-alone bill payment services. Both enjoy the benefit of our real-time debit capabilities, integrated customer care, and relatively high percentage of electronic remittances.

      We have grown our business organically and developed a base of 534 financial institution clients, who have typically entered into two to five year service contracts. They typically pay us based on their number of users and volume of transactions, as well as on the number of products and services used. Our primary strategy, therefore, is to focus on our substantial existing client base, and to promote Internet banking usage and the cross-selling of our proprietary bill payment services. Also important is our goal to retain and add to our client base, expanding our already substantial distribution channel for an integrated suite of e-financial transaction, cultivation and communication services.

      We have become profitable but believe that our shareholders, clients, employees and partners still place a high premium on our ability to increase and sustain our profitability. Our business model is driven by financial and operating leverage derived from earning our largely recurring user and transaction fees spread over our relatively fixed cost base. Therefore, our near-term efforts center on:

•	Increasing adoption of our Internet banking services among the customers of our 228 full service clients, who have approximately 3.8 million checking account and 3.2 million non-checking account relationships;

•	Cross-selling our proprietary bill payment, as well as other services, to those Internet banking users;

•	Cross-selling our bill payment, as well as other services, to the customers of our 306 stand-alone bill payment clients, who have approximately 6.2 million checking account and 5.1 million non-checking account relationships;

•	Retaining and expanding the financial institution distribution channel for our services, particularly by attracting clients who wish to replace another provider, bringing with them an already established base of Internet banking and bill payment customers; and

•	Controlling our costs by keeping growth in our overhead expenses low, gaining operating efficiencies through ongoing automation and process improvement efforts, and creating further standardization of our technology infrastructure.

      Though near-term growth in profitability is an important objective, we recognize, and are investing in, a number of strategic initiatives that we believe will result in high, sustainable profitability. These include:

      Consumer Marketing. We have invested heavily in a variety of consumer marketing capabilities where we materially supplement the marketing efforts of our client institutions. These programs are fully funded or co-funded by our clients, with the goal of increasing customer adoption and converting the Internet into a cost-effective means to promote and deliver a profitable set of financial services. Our consumer marketing programs make extensive use of multiple consumer touch-points and data derived from our banking and bill payment applications. These consumer touch-points include real-time personalized and targeted messages within our banking application, use of our call center, targeted emails, and offline media. Our database capabilities include data mining, analysis, campaign management and data integration. All of our consumer marketing efforts use patented methods for the collection and analysis of confidential banking and bill payment data that are fully self-contained and compliant with privacy laws.

      Strategic New Products. We believe our large business base of 534 financial institutions with its potential of approximately 18 million consumer relationships represents an attractive distribution channel for the additional financial services and content provided by us and by our third-party partners. Therefore, we will continue our strategy to cross-sell new products to clients with the goal of increasing the recurring revenue per customer. In particular, we believe that we can provide a set of new products that leverage our unique real-time financial transaction processing over the Internet. By the end of 2002, we were processing approximately 100 million annual transactions and our bill payment service was processing over $5 billion per year. The increased volume and efficiency of these transactions not only is critical to our business, but also will generate potentially valuable data using our patented method for confidential messaging without compromising consumer privacy. This data can be extracted using various data mining and aggregation tools and techniques, and packaged for new personalized products and services.

      Enhanced Technology Infrastructure. We believe that the scope and integration of our technology-based services gives us a competitive advantage. Our data center and front-end web server-based technology is integrated with our back-end payments processing and multiple databases through middleware and a set of tools that manage it completely. We continue to standardize protocols and interfaces to both internal and external content and services in order to more effectively integrate additional capabilities.

      Other Strategic Initiatives. While we have built our business organically, without mergers or acquisitions, we have relied on partnerships and alliances to augment our growth and provide critical technologies. These include both software providers and core processors who resell our Internet banking and payment services. We have relationships with specialized technology providers in cases where we believe we are better off using third-party technology for a portion of our service than developing it ourselves. We also have product partnerships where third-party software and services are integrated into our platform. We intend to further develop both existing and new partnerships, as well as pursue merger and acquisition opportunities to supplement our organic growth.

Our Services

      We offer our outsourced services under the QuotienSM brand to our client financial institutions, which in turn brand them under the financial institution’s name. We also provide software products, which are used by our financial institutions to facilitate use of our services.

      Client financial institutions typically contract with us for one of two major service lines: full service, consisting of our integrated suite Internet banking, bill payment, call center and other support services; or

stand-alone bill payment and presentment service, which is unbundled from our full service suite. In addition, we offer a number of complementary e-financial services, such as cash management, and additional functionality from third-party providers that enhance our solution. Finally, we offer professional services to support new client and product implementations, as well as customization.

      Most of our services generate revenue from recurring monthly fees charged to financial institution clients, typically based on the number of customers they have using our system. The pricing of these services to customers is at the discretion of each financial institution. Because our clients generally derive internal cost savings, account retention and other ROI and marketing benefits by offering our services, the majority of our clients do not pass all of these charges through to their customers, and most of our clients offer the banking portion of our services free-of-charge.

Full Service Suite

      Our QuotienSM Internet Banking and Bill Payment service provides a comprehensive set of online services for a financial institution’s customers. The services include the following features:

•	Viewing transaction histories and real-time account balances;

•	Transferring funds within and between financial institutions either immediately or in the future;

•	“Pay anyone” functionality by initiating immediate and future bill payments or transfers;

•	Accessing account information and initiating transactions through Intuit’s Quicken application;

•	Guaranteed, real-time payments and transfers through the patented EFT gateway; and

•	Viewing projected balances based upon bill payment and account activities.

      Using our bill payment service, Internet banking customers may pay any merchant biller or individual. Approximately 64% of our bill payments are currently made electronically to merchants. We guarantee electronic bill payments will be received by the payee within two business days of initiation by the customer. We guarantee paper check payments will be received by the payee within five business days. Paper and electronic payments are drawn on our escrow account. As of December 31, 2002, we had a bill payment database of approximately 407,000 discrete merchants.

      We believe our real-time debit process offers substantial cost and quality advantages in our bill payment services. Under alternative batch-oriented debit systems, the bill payment processor cannot immediately verify the availability of sufficient funds to cover the bill payment. This may result in potential collections issues, the need to assess credit risk and increased use of paper versus electronic payments. We therefore believe that real-time debit capability results in a higher percentage of electronic payments, lower operating costs and a higher quality of service.

Stand-Alone Bill Payment and Presentment Services

      Our QuotienSM Internet Bill Payment Service is an unbundled version of the bill payment service featured in our full service suite of services. It is unique in the industry because it leverages the banking industry’s EFT infrastructure for online payments. By leveraging this patented technology, our clients take advantage of existing trusted systems, security, clearing, settlement, regulations and procedures. Users of QuotienSM Internet Bill Payment Service also benefit from a secure, reliable real-time direct link to their accounts. As in our full service suite, customers schedule transactions and view balances via our intuitive web user interface, which is branded for the financial institution. We provide users of this service with complete support and payment inquiry processing through our call center.

      Our QuotienSM Remittance Service is an attractive add-on service for financial institutions of all sizes that run their own in-house online banking system or other providers of Internet banking solutions that do not have a bill payment infrastructure. It provides their system with the extra functionality of bill payment processing, and is backed by complete funds settlement, payment research, inquiry resolution, and merchant services. Customers provide bill payment instructions via their existing online banking interface, which validates the availability of funds on the date bills are to be paid. If funds are available, the user’s account is debited and a designated clearing account is credited. On a daily basis, we receive a file of all bill payment requests and we respond immediately, processing bill payment requests and remitting payments to designated merchants. We return a file of transaction confirmations, error descriptions, and data updates. Additionally we provide instant access to comprehensive payment processing and status information through our web-based Payment IQ system.

Other Complementary e-Financial Services

      Our QuotienSM Cash Management service is a key component of our business banking service offering. Through customized software developed by Magnet Communications, Inc. and integrated into our platform, we provide added value in a number of ways. QuotienSM Cash Management’s comprehensive application platform provides financial institutions with additional leverage to attract a greater spectrum of business customers. And, as it helps them build their business base, QuotienSM Cash Management can help them retain that base with a highly flexible selection of applications, compelling support features, 24 hours a day, seven days a week online accessibility, and a secure environment. Just as important, QuotienSM Cash Management provides additional revenue opportunities through fee-based transactions such as ACH, balance reporting, wire transfers, book transfers, and stop payments.

      Our QuotienSM Customer Care service provides critical “high touch” customer support to the consumer and small business users of our services, all branded in our financial institution client’s name. We maintain a customer service center for financial institution clients that choose to outsource this service to us. Customers can access the customer service operation by phone or e-mail 24 hours a day, seven days a week. As of December 31, 2002, our customer service center had over 100 employees available to respond to customers’ questions relating to enrollment, transactions or technical support. Customer care services generate revenue from recurring monthly fees charged to financial institution clients, typically based on the number of enrolled customers. For those clients that choose not to use our customer care function, we license them our proprietary software for use in their in-house customer service operations.

      Our QuotienSM Web Design and Hosting capabilities give clients an integrated, outsourced solution for their informational web site. We charge an upfront fee for design and a recurring monthly maintenance fee for hosting the web site.

      Our QuotienSM Training Services fit the needs of our clients, ranging from operational training to service-oriented sales workshops. Our training services team develops and delivers effective and professional programs in banking, operations, call centers, sales and communications for our clients.

      Our QuotienSM Relationship Marketing Support provides consumer marketing capabilities to our clients to help maximize adoption and usage of their Internet channel by their customers. We have developed a customer relationship management approach designed to motivate customers to sign up for Internet banking, begin using Internet banking, sign up for Internet bill payment and, finally, to continue ongoing usage of the Internet channel. We employ a variety of offline, online and call center based marketing programs to contact the customers and influence their use of our clients’ Internet channel.

      Our QuotienSM Administrative Services provides administrative and MIS support services to our financial institution clients including the compilation of customized reports regarding their customers’ account activity. We generally charge our clients on an hourly basis for these services.

Enhancing Third-Party Services

      We facilitate customers’ linking to additional service capabilities and content that are provided or controlled outside of our platform by third parties who enhance our QuotienSM suite of services. The following services are available or scheduled for launch within the next twelve months.

•	Fully integrated bill payment and account retrieval through Intuit’s Quicken®;

•	Check ordering, available through either Harland, Deluxe, or Clarke American;

•	Foreign account aggregation, provided by CashEdge;

•	Check imaging, provided by AFS.

      To provide our clients with a business application and complement our cash management offering, we provide “small office/ home office” capabilities and have partnered with Intuit to support Quicken online access.

      We have also developed business arrangements and links to third parties for expanded customer access. We currently have such arrangements with third-party access providers, typically banking and credit union software providers such as Ultradata (a subsidiary of Harland), Aftech and Users, Inc. (subsidiaries of Fiserv), and Symitar (a subsidiary of Jack Henry).

      By aggregating the customers of our financial institution clients into a large online community, we believe we have begun to assemble an attractive audience for third parties to market their products and services. In cooperation with our financial institution clients, we believe that over time this aggregated community will generate significant buying power and could attract many additional third-party providers.

Professional Services

      The majority of our professional services are implementation services, consisting of systems integration work and a pilot testing period. At the time of entering into a contract, the financial institution client pays a one-time fee, which generally ranges from $2,500 to $25,000, depending on the size and complexity of the implementation. A project management team is assembled to integrate our platform with a financial institution client’s legacy host system, typically via an ATM network or a direct host communications interface. A financial institution’s legacy host system houses its transaction accounts. Upon completion of systems integration, we conduct a pilot testing period using selected customers and employees of the client financial institution. Following the pilot, the financial institution client is fully launched and services are made available to its customers. Generally, at this point, the financial institution client begins to pay at least the minimum service fees. For clients who are linked to the over 50 core processors and ATM networks with whom we are certified, implementation typically takes 90 to 180 days between signing and launch.

      Additionally, we offer professional services intended to tailor our services to meet the financial institution’s specific needs. Our financial institution clients generally pay us an hourly rate for these customization services.

Institutional Sales and Marketing

      In addition to our extensive consumer marketing capabilities to drive customer adoption and cross-selling, we seek to retain and expand our financial institution client base, which serves as a distribution channel for our consumer and small business online financial services. Our client services function consists of a 15 person team of account managers who support and cross-sell our services to existing financial institution clients and a 9 person sales team focusing on new financial institution prospects.

      Our account management team focuses primarily on helping our clients increase the profitability of their Internet channel. They do this by introducing our extensive consumer marketing capabilities and supporting our clients’ own marketing programs. The account management team also cross-sells our clients to new and enhanced services, and was responsible for over 1,300 sales events in 2002. This team also handles contract renewals and supports our clients in resolving operating issues.

      Our sales team focuses on new client acquisition, either through direct contact with prospects or through our network of reseller relationships. Our target prospects are typically regional and community-based banks, thrifts and credit unions who are either looking to replace their current Internet banking or bill payment solution, and institutions who have no existing capability. We believe that our suite of services is especially attractive to prospects whose Internet solution has limited capabilities, or who seek a more integrated set of banking, bill payment, call center, marketing and other services. Further, we offer these prospects a single point of accountability backed by our unique end-to-end service guarantee, which covers access systems availability, response time, payments speed and quality, problem resolution, call center access and other service functions that we own, operate and control.

Systems and Technology

      Overview. We designed our systems and technology around real-time communications and processing, which optimizes quality, scalability and cost. Our systems are based on a multi-tiered architecture consisting of:

•	Front-end servers — proprietary and commercial communications software and hardware providing Internet and private communications access to our platform for customers;

•	Middleware — proprietary and commercial software and hardware used to integrate customer and financial data and to process financial transactions;

•	Back-end systems — databases and proprietary software which support our banking and bill payment services;

•	Support systems — proprietary and commercial systems supporting our customer service and other support services; and

•	Enabling technology — software enabling clients and their customers to easily access our platform.

      Our systems architecture is designed to provide customer access into a common database integrated with our banking and bill payment services and our proprietary support services software. Third-party financial services are linked to our systems through the Internet, which we integrate into our customer application and transaction processing. Incorporating such third-party capabilities into our system, enable us to focus our technical resources on our proprietary middleware and integrating capabilities.

      Connectivity for Real-Time Financial Information and Online Payments. We typically link to our client financial institutions in two ways; we operate an information gateway to gather customer account information and we operate an EFT payment gateway for online debits, settlement authentication and limited supplemental financial information. We believe that our extensive connectivity to financial institutions is unique, particularly our EFT gateway component that links to the online payments infrastructure of core processors and ATM networks.

      By using an online payment network to link into a financial institution client’s primary database for customer accounts, we take advantage of established electronic funds transfer infrastructure. This includes all telecommunications and software links, security, settlements and other critical operating rules and processes. Using this real-time payments architecture, financial institution clients avoid the substantial additional costs necessary to expand their existing infrastructure. The net result of using this architecture is that high quality remote financial electronic commerce services can be provided, enabling customers to access their financial account information and pay bills by debiting funds from their accounts.

      In addition to quality and cost benefits associated with bill payment, we believe that our real-time architecture is more scalable than traditional batch systems, which warehouse and store duplicate data. Instead of duplicating each financial institution’s host system by daily batch transmittal of customer balance information, we communicate in real-time through EFT networks and directly to our clients or their core processors to retrieve account balances as needed.

      Security and Systems Integrity. Our services and related products are designed to provide security and system integrity, based on Internet and other communications standards, EFT network transaction processing procedures, and banking industry standards for control and data processing. Prevailing security standards for Internet-based transactions are incorporated into our Internet services, including but not limited to, Secure Socket Layer 128K encryption, using public-private key algorithms developed by RSA Security, along with firewall technology for secure transactions. In the case of payment and transaction processing, we meet security transaction processing and other operating standards for each EFT network or core processor through which we route transactions. Additionally, we have established a business resumption plan to ensure that our technical services and operating infrastructure could be resumed within an acceptable time frame should some sort of business interruption affect our data center. Furthermore, management receives feedback on the sufficiency of security and controls built into our information technology, payment processing, and customer support processes from independent reviews such as semi-annual network penetration tests, an annual SAS70 — Type II Examination, periodic FFIEC examinations, and internal audits.

Proprietary Rights

      Patents are important to our business; no particular patent is so important, however, that its loss would significantly adversely affect our operations as a whole.

      In June 1993, we were awarded U.S. patent number 5,220,501 covering our real-time EFT network-based payments process. This patent covers bill payment and other online payments made from the home using any enabling device where the transaction is routed in real-time through an EFT network. We have licensed this patent to other parties for limited use. In March 1995 we cross-licensed this patent to Citibank for their internal use in settlement of litigation.

      On February 9, 1999, we were awarded U.S. patent number 5,870,724 for targeting advertising in a home banking delivery service. This patent provides for the targeting of advertising or messaging to home banking users, using their confidential bill payment and other financial information, while preserving consumer privacy. Acting in cooperation and on behalf of a financial institution client, we first analyze their bill payment and other financial data to determine an advertising profile or purchasing power. The patent provides for the targeted advertisement or other message to the selected person or group based on their profile. No third parties gain access to the customers’ sensitive financial data. Through interactive messaging, selected customers of our financial institutions receiving the advertisement or message then have the choice of releasing their names to the advertiser or messenger. The confidentiality of their sensitive financial information is thereby preserved and released only with the approval of the financial institution client and their customers.

      On March 13, 2001, we were awarded U.S. patent number 6,202,054 that is a continuation of U.S. patent number 5,220,501. The continuation expands and clarifies the claims in that patent thereby increasing its applicability and usefulness. For example, the continuation broadens the original narrow definitions: PIN is replaced by user identification info; ATM network is replaced by inter-bank financial services network; Debit becomes debit or credit.

      In addition to our patents, we have registered trademarks. A significant portion of our systems, software and processes are proprietary. Accordingly, as a matter of policy, all management and technical employees execute non-disclosure agreements as a condition of employment.

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

      We are not aware of any other company that offers a similar suite of Internet banking and payment services that fully integrates support services and online payment links to other financial service providers. However, many of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources. Further, some of our more specialized competitors, such as CheckFree, while currently targeting bill payment services to large financial institutions, may increasingly direct their marketing initiatives towards our targeted smaller financial institution client base.

      Other competitors that serve primarily smaller depository financial institutions, such as Jack Henry, Metavante, EDS, Fiserv and other core banking processors, have large distribution channels that bundle broader services and products for their clients. These competitors also have developed or acquired Internet banking capabilities of their own, including a bill payment service in the case of Metavante, which may be further expanded to exceed or meet our capabilities.

      In addition, a significant number of companies offer portions of the services provided by us and compete directly with us to provide such services. For example, the web servers of companies such as Digital Insight, FundsXpress and S1 Corporation compete with our front-end Internet banking capabilities. These companies may in turn use bill payment providers, such as CheckFree, Princeton eCom, and Metavante, to compete with our offering. There are also other software providers such as Sanchez Computer, Intelidata, Corillian and Sybase Financial Fusion that market their software to large financial institutions, that may seek to penetrate our targeted regional and community banking market.

      There are also Internet financial service providers who target non-banking firms, who may target our depository financial institution market. These potential competitors support brokerage firms, credit card issuers, insurance and other financial service companies. There are also Internet financial portals, such as Quicken.com, Yahoo Finance and MSN, who offer bill payment and aggregate consumer financial information from multiple financial institutions. Suppliers to these remote financial service providers potentially compete with us.

Government Regulation

      We are not licensed by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions or other providers of financial services. We are subject to examination by federal depository institution regulators under the Bank Service Company Act, the Examination Parity and Year 2000 Readiness for Financial Institutions Act and the Gramm Leach Bliley Act of 1999, among other regulations. As such, we have agreed to periodic examinations by these agencies and these agencies have broad supervisory authority to remedy any shortcomings identified in any such examination.

      We are also subject to encryption and security export laws and regulations that, depending on future developments, could render our business or operations more costly, less efficient or impossible.

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

      The market we currently target, depository financial institutions, is subject to extensive and complex Federal and state regulation. Our current and prospective clients, which consist of financial institutions such as commercial banks, thrifts, credit unions, brokerage firms, credit card issuers, consumer finance companies, other loan originators, insurers and other providers of retail financial services, operate in markets that are subject to extensive and complex Federal and state regulations and oversight. While we are not generally subject to such regulations, our services and related products must be designed to work within the extensive and evolving regulatory constraints in which our clients operate. These constraints include Federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the Community Reinvestment Act, the Financial Services Modernization Act, the Bank Service Company Act, the Electronic Signatures in Global and National Commerce Act, privacy and information security regulations, laws against unfair or deceptive practices, the Electronic Signatures in Global and National Commerce Act, the USA Patriot Act of 2001 and other state and local laws and regulations. Because many of these regulations were promulgated before the development of our system, the application of such regulations to our system must be determined on a case-by-case basis. We do not make representations to clients regarding the applicable regulatory requirements, but instead rely on each such client making its own assessment of the applicable regulatory provisions in deciding whether to become a client. Furthermore, some consumer groups have expressed concern regarding the privacy, security and interchange pricing of financial electronic commerce services. It is possible that one or more states or the Federal government may adopt laws or regulations applicable to the delivery of financial electronic commerce services in order to address these or other privacy concerns. We cannot predict the impact that any such regulations could have on our business.

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

Employees

      At December 31, 2002, we had 296 employees. None of our employees are represented by a collective bargaining arrangement. We believe our relationship with our employees is good.

RISK FACTORS

      You should carefully consider the following risk factors in your evaluation of us. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Prior to the third quarter of 2002, we had a history of net losses; we have achieved net income profitability for only two quarters and cannot be sure that we will be profitable in future periods.

      Although we achieved profitability under generally accepted accounting principles, or GAAP, in the third quarter of 2002, we cannot be certain that we can be profitable in future periods. As of December 31, 2002 we had an accumulated deficit of $85.7 million. Although we believe we have achieved economies of scale, if growth in our revenues does not significantly outpace the increase in our expenses, we may not be profitable in future periods.

Our quarterly financial results are subject to significant fluctuations and could cause our stock price to fluctuate.

      Our quarterly revenues, expenses and operating results may vary significantly from quarter to quarter in the future based upon a number of factors, many of which are not within our control. Our revenue model is based largely on recurring revenues derived from actual customer counts. The number of our total customers is affected by many factors, many of which are beyond our control, including the number of new user registrations, customer turnover, loss of clients, and general consumer trends. Our results of operations for a particular period may be adversely affected if the revenues based on the number of customers forecasted for that period are less than expected. As a result, our operating results may fall below market analysts’ expectations in some future quarters, which could have a material adverse effect on the market price of our stock.

We may need to raise capital in order to achieve continued revenue and profit growth.

      Although we achieved cash flow break-even, in the fourth quarter of 2002, we may require additional infusions of capital to sustain operations. This capital may not be available on favorable terms, or at all. We may need to raise additional funds sooner than we expect if we incur unforeseen required capital expenditures or substantial operating losses. If adequate funds are not available or are not available on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on our business.

The number of customers using our services may not continue to increase.

      There is no guarantee that the number of customers using our services will continue to increase. Because our fee structure is designed to establish recurring revenues through monthly usage by customers of our financial institution clients, our recurring revenues are dependent on the acceptance of our services by customers and their continued use of online banking, bill payment and other financial services. Failing to retain the existing customers and the change in spending patterns and budgetary resources of financial institutions and their customers will affect our operating results.

We depend upon our financial institution clients to market our services.

      To market our services to customers, we depend upon our financial institution clients. We generally charge our clients fees based on the number of their customers who have enrolled with our clients for online bill payment services and, in some cases, online banking services. Therefore, customer enrollment affects our revenue and is important to us. Because our clients offer our services under their name, we must depend on those clients to get their customers to use our services. Although we conduct extensive marketing programs for our clients, our clients may decide not to participate in our programs or our financial institution clients may not effectively market our services to their customers. Any failure of our clients to effectively market our services could have a material adverse effect on our business.

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

      We may not be able to expand or adapt our services and related products to meet the demands of our financial institution clients and their customers quickly or at a reasonable cost. The number of customers registered for our services has increased from 21,000 as of December 31, 1997 to 623,000 as of December 31, 2002. This resulting growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We will need to continue to expand and adapt our infrastructure, services and related products to accommodate additional financial institution clients and their customers, increased transaction volumes and changing customer requirements. This will require substantial financial, operational and management resources. If we are unable to scale our system and processes to support the variety and number of transactions and customers who ultimately use our services, our business may be materially adversely affected.

If we lose a material client, our business may be adversely impacted.

      Loss of any material financial institution contract could negatively impact our ability to increase our revenues and maintain profitability in the future. Additionally, the departure of a large financial institution could impact our ability to attract and retain other financial institution clients.

      One of our financial institution clients, California Federal Bank, accounted for 15%, 13% and 14% of our revenue for the years ended December 31, 2002, 2001 and 2000. During 2002, Citigroup acquired California Federal Bank or Cal Fed, and expects to convert the Cal Fed customers to the Citigroup banking and bill payment platform in the first quarter of 2003.

      Additionally, BB&T Corporation has announced its intention to acquire our second largest customer, First Virginia Banks, Inc., in the third quarter of 2003. We have received no definitive notification from First Virginia as to the impact of the acquisition, however, the acquisition may result in the migration of First Virginia’s business to a platform utilized by BB&T. For the year ended December 31, 2002, First Virginia accounted for 5% of our revenue.

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

      A significant number of companies offer portions of the services we provide and compete directly with us. For example, the web servers of some companies compete with our front-end Internet access capabilities. Other software providers have created units to provide on an outsourced basis a portion of services like ours. These companies may use bill payers who team with access providers. Also, certain services may be available to retail customers independent of financial institutions such as Intuit’s Quicken.com and Yahoo! Finance. Finally, there are some ATM and other networks that provide similar services in addition to connecting to financial institutions.

      Many of our competitors may be able to afford more extensive marketing campaigns and more aggressive pricing policies in order to attract financial institutions. Our failure to compete effectively in our markets would have a material adverse effect on our business.

System failures could hurt our business and we could be liable for some types of failures.

      Like other system operators, our operations are dependent on our ability to protect our system from interruption caused by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond our control. Although we have an agreement with an offsite disaster recovery facility, Exodus, in the event of major disasters, both locations could be equally impacted. We do not currently have sufficient backup facilities to provide full Internet services, if the Cable & Wireless facility is not functioning. We could also experience system interruptions due to the failure of our systems to function as intended or the failure of the systems we rely upon to deliver our services such as ATM networks, the Internet, or the systems of financial institutions, processors that integrate with our systems and other networks and systems of third parties. Loss of all or part of our systems for a period of time could have a material adverse effect on our business. We may be liable to our clients for breach of contract for interruptions in service. Due to the numerous variables surrounding system disruptions, we cannot predict the extent or amount of any potential liability.

Security breaches could disrupt our business.

      Like other system operators, our computer systems may be vulnerable to computer viruses, hackers, and other disruptive problems caused by unauthorized parties entering our system. We transmit confidential financial information in providing our services. Although we intend to continue to implement state-of-the-art security measures, computer attacks or disruptions may jeopardize the security of information stored in and transmitted through the computer systems of our financial institution clients and their customers using our services, which may result in significant losses or liability. This, or the perception and concern that our systems may be vulnerable to such attacks or disruptions, also may deter retail customers from using our services.

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

      The industry for Internet banking services and bill payment services is relatively new and unproven and is subject to rapid change. Our success will depend substantially upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet the changing financial institution and retail customer requirements and incorporate technological advancements. If we are unable to develop new products and enhanced functionalities or technologies to adapt to these changes or if we cannot offset a decline in revenues of existing products by sales of new products, our business would suffer.

Our newly developed products may contain undetected or unresolved defects.

      Any new or enhanced products we introduce may contain undetected or unresolved software or hardware defects when they are first introduced or as new version are released. These defects could result in a loss of sales and additional costs as well as damage to our reputation and the loss of relationship with our financial institution clients and their customers.

We depend on our officers and skilled employees due to our complex business.

      If we fail to attract, assimilate or retain highly qualified managerial and technical personnel our business could be materially adversely affected. Our performance is substantially dependent on the performance of our executive officers and key employees who must be knowledgeable and experienced in both banking and technology. We are also dependent on our ability to retain and motivate high quality personnel, especially management and highly skilled technical teams. The loss of the services of any executive officers or key employees could have a material adverse effect on our business. Our future success also depends on the continuing ability to identify, hire, train and retain other highly qualified managerial and technical personnel. If our managerial and key personnel fail to effectively manage our business, our results of operations and reputation could be harmed.

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

Management and directors have the ability to control our corporate affairs.

      As of February 28, 2003, management and directors beneficially owned approximately 20% of our outstanding common stock. As a result, they may have the ability to effectively control us and direct our affairs and business, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control, and make some transactions more difficult or impossible without the support of such stockholders, including proxy contests, mergers, tender offers, open-market purchase programs or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of common stock.

Our stock price is volatile.

      The market price of our common stock has been subject to significant fluctuations and may continue to be volatile in response to:

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates or ratings by securities analysts;

•	conditions or trends in the Internet and online commerce industries;

•	changes in the economic performance and/or market valuations of other Internet, online service industries;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	future equity or debt offerings or acquisitions or our announcements of these transactions; and

•	other events or factors, many of which are beyond our control.

      The stock market in general and the Nasdaq National Market have experienced extreme price and volume fluctuations and volatility that has particularly affected the market prices of many technology, emerging growth and developmental stage companies. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against a company. Litigation, if instituted, whether or not successful, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business.

Government regulation could interfere with our business.

      The financial services industry is subject to extensive and complex federal and state regulation. Financial institutions such as commercial banks, savings and loans associations, savings banks, and credit unions operate under high levels of governmental supervision. Our customers must ensure that our services and related products work within the extensive and evolving regulatory requirements applicable to them.

      Neither federal depository institution regulators nor other federal regulators of financial services require us to obtain any licenses. We are subject to examination by federal depository institution regulators under the Bank Service Company Act, the Examination Parity and Year 2000 Readiness for Financial Institutions Act and the Gramm Leach Bliley Act of 1999. Although we believe we are not subject to direct supervision by federal and state banking agencies relating to other regulations, we have from time to time agreed to examinations of our business and operations by these agencies. These regulators have broad supervisory authority to remedy any shortcomings identified in any such examination.

      Federal, state or foreign authorities could also adopt laws, rules or regulations relating to the financial services industry that affect our business, such as requiring us or our customers to comply with data, record keeping and processing and other requirements. It is possible that laws and regulations may be enacted or modified with respect to the Internet, covering issues such as end user privacy, pricing, content, characteristics, taxation and quality of services and products. If enacted or deemed applicable to us, these laws, rules or regulations could be imposed on our activities or our business, thereby rendering our business or operations more costly, burdensome, less efficient or impossible and requiring us to modify our current or future products or services.

If we cannot achieve and maintain a satisfactory rating from the federal depository institution regulators, we may lose existing clients and have difficulty attracting new clients.

      We are subject to examination by the Federal Financial Institutions Examination Council, FFIEC, under the Bank Service Company Act, the Gramm-Leach-Bliley Act of 1999, and various other federal regulations. In our most recent examination report, dated as of March 2002, these regulators noted several opportunities for improvement in our documentation and operations, and we received a less satisfactory rating than we had in our previous examination. This examination report has been distributed, or is available to our client financial institutions through their regulatory agencies. This less satisfactory rating increases the obligation of our clients to monitor our capabilities and performance as a part of their own compliance process.

      We have taken the appropriate steps to mitigate the regulators’ concerns, and based on these efforts, it is our understanding that they do not intend to take any further actions prior to our next examination, which we expect to occur during 2003. If we do not improve our rating to at least the level achieved in our previous examination, our financial institution clients and prospects may lose confidence in us and seek alternate providers. This would affect our revenue and revenue growth and could lower our profit margins.

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

We may not be able to meet the maintenance standards for continued listing on The Nasdaq National Market.

      On February 26, 2003, the Company received notice from the Nasdaq Stock Market that it would be delisted from the Nasdaq National Market at the opening of business on March 6, 2003. This notice was received because the Company did not comply with the continued listing requirements for inclusion in the National Market. The Company is appealing this notice on the basis that it expects to be able to regain compliance within a reasonable time period. If its appeal is denied, or it cannot regain compliance, the Company will apply for listing on the Nasdaq SmallCap Market, for which it is currently, and expects to remain, qualified. Failing to meet the requirements for inclusion in the National Market will adversely affect the interests of our shareholders.

Our stockholder rights plan contains provisions that could discourage a takeover.

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

      War, the threat of war, terrorist attacks, such as the attacks that occurred on September 11, 2001, the response by the United States and further acts of violence or war may affect the market on which our common stock will trade, the markets in which we operate, and our operations and profitability. Further terrorist attacks against the United States may occur. The potential near-term and long-term effect of these attacks on our business, the market for our common stock and the economy is uncertain. The consequences of any terrorist attacks, or any armed conflicts that may result, are unpredictable, and we may not be able to foresee events that could have an adverse material effect on our business or the trading price of our common stock.

Item 2.	Properties

      We are headquartered in McLean, Virginia where we lease approximately 54,000 square feet of office space. The lease expires July 31, 2004. We believe that all of our facilities are in good condition and are suitable and adequate to meet our operations. Additionally, we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings

      From time to time we may be involved in litigation arising in the normal course of our business. We are not a party to any litigation, individually or in the aggregate, that we believe would have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

      (a) Market Information

      Our common stock began trading on the Nasdaq National Market on June 4, 1999 under the symbol “ORCC”. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated, as reported by Nasdaq:

	2002		2001

Fiscal Quarter Ended	High	Low	High	Low

First Quarter	$3.300	$2.600	$4.000	$1.750
Second Quarter	3.850	2.800	2.980	1.375
Third Quarter	3.140	2.510	2.400	1.160
Fourth Quarter	4.640	2.700	3.730	0.970

      The market price of our common stock is highly volatile and fluctuates in response to a wide variety of factors. See “Business — Risk Factors — Our Stock Price is Volatile.”

      (b) Holders

      On March 27, 2003, we had approximately 270 holders of record of common stock. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

      (c) Dividends

      We have not paid any cash dividends on our common stock. We expect to invest any future earnings to finance growth, and therefore do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.

Item 6.	Selected Financial Data

      The following balance sheet data and statements of operations were derived from our financial statements. You should read the following selected financial information in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31

	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenues:
Service fees	$30,049,947	$22,108,832	$13,311,370	$6,378,175	$2,866,048
Implementation and other revenues	2,304,236	2,526,931	2,332,940	2,067,360	1,460,056

Total revenues	32,354,183	24,635,763	15,644,310	8,445,535	4,326,104
Cost of revenues	14,627,981	14,313,734	13,170,656	9,081,269	6,289,462

Gross profit (loss)	17,726,202	10,322,029	2,473,654	(635,734)	(1,963,358)
General and administrative	7,037,884	6,930,462	6,370,848	3,894,475	2,705,029
Sales and marketing	5,368,177	5,931,222	8,972,094	5,266,044	3,377,728
Systems and development	4,344,765	5,854,866	6,246,174	3,998,936	2,444,615
Non-recurring charges	—	209,434	—	—	—

Total expenses	16,750,826	18,925,984	21,589,116	13,159,455	8,527,372

Income (loss) from operations	975,376	(8,603,955)	(19,115,462)	(13,795,189)	(10,490,730)
Other (expense) income	(1,380,959)	(2,291,756)	501,680	(34,045)	(1,067,739)

Loss before extraordinary item and change in accounting principle	(405,583)	(10,895,711)	(18,613,782)	(13,829,234)	(11,558,469)
Extraordinary gain (loss) from extinguishment of debt (1)	—	1,083,153	—	(885,407)	—
Change in accounting principle (2)	—	—	(216,818)	—	—

Net loss	(405,583)	(9,812,558)	(18,830,600)	(14,714,641)	(11,558,469)
Preferred stock accretion	—	—	—	(2,236,716)	(3,779,169)
Beneficial return on preferred shares (3)	—	—	—	(2,668,109)	—

Net loss available for common shareholders	$(405,583)	$(9,812,558)	$(18,830,600)	$(19,619,466)	$(15,337,638)

Basic and diluted loss per share	$(0.03)	$(0.82)	$(1.64)	$(2.45)	$(3.83)

Pro forma, assuming the change in accounting principle is accounted for retroactively: (4) Net loss available for common			$(18,613,782)	$(19,482,536)	$(15,349,480)

Basic and diluted loss per share			$(1.62)	$(2.43)	$(3.83)

Shares used in calculation of basic and diluted loss per share	13,520,642	12,026,476	11,487,192	8,010,331	4,009,713

(1)	On June 10, 1999, we used $9.4 million of the net proceeds from our initial public offering to pay off corporate debt, which payment resulted in a one-time charge of $885,407. In May 2001, we used $2.2 million of the net proceeds from our debt offering to pay off $3.5 million of the 8% convertible subordinated notes, which payments resulted in a one-time gain of $1,083,153.

(2)	In the fourth quarter of 2000, we adopted a change in accounting principle for implementation fees, retroactive to January 1, 2000, as newly pronounced by Staff Accounting Bulletin 101 (“SAB 101”), Revenue Recognition in Financial Statements, on a cumulative effect basis.

(3)	We recorded a deemed beneficial return on the Series C preferred stock issued during the first three months of 1999, due to these shares being convertible into common stock at a discount from fair value at the date of issuance.

(4)	Pro forma (as if) amounts, assuming retroactive application of SAB 101 for period of change and all prior periods presented.

	Year Ended December 31

	2002	2001	2000	1999	1998

Balance Sheet Data:
Cash, cash equivalents and investments	$6,785,827	$7,703,622	$21,459,931	$21,494,116	$3,872,605
Working capital	8,650,044	8,785,201	21,338,693	20,895,369	580,376
Total assets	21,329,940	21,521,614	35,128,428	29,217,175	9,421,428
Notes payable, less current portion	12,000,000	13,000,000	20,000,000	—	8,525,467
Capital lease obligations, less current portion	111,491	348,552	232,125	329,480	605,322
Put option liability	—	—	—	—	362,700
Other non-current liabilities	355,662	566,539	1,193,404	—	193,400
Total liabilities	15,831,810	17,183,999	25,923,458	3,750,141	14,833,950
Redeemable convertible preferred stock	—	—	—	—	25,776,254
Series A convertible preferred stock	—	—	—	—	7,950
Stockholders’ equity (deficit)	5,498,130	4,337,615	9,204,970	25,467,034	(31,188,776)

Supplementary Financial Information

      The following is a summary of unaudited quarterly results of operations for the year ended December 31, 2002 and 2001.

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Total revenues	$7,827,379	$7,878,977	$8,151,876	$8,495,951
Gross profit	3,893,627	4,205,253	4,613,082	5,014,240
Net (loss) income	$(806,722)	$(133,068)	$92,593	$441,614

Net (loss) income per share	$(0.06)	$(0.01)	$0.01	$0.03

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

Total revenues	$5,563,490	$6,008,203	$6,374,562	$6,689,508
Gross profit	1,915,711	2,448,695	2,812,901	3,144,722
Loss before extraordinary gain	(3,361,965)	(2,692,359)	(3,108,429)	(1,732,958)

Net loss	$(3,361,965)	$(1,609,206)	$(3,108,429)	$(1,732,958)

Net loss per share before extraordinary gain	$(0.29)	$(0.23)	$(0.26)	$(0.13)
Net loss per share	$(0.29)	$(0.14)	$(0.26)	$(0.13)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under “Business—Risk Factors” and elsewhere in this report.

Overview

      We are a leading outsourcer of Internet banking, payment and customer contact services to financial institution clients nationwide. Our services, branded in the clients’ name, integrate seamlessly into a single-vendor, end-to-end solution, supported by 24x7 customer care, targeted consumer marketing, training and other network and technical professional products and services.

      Registered customers are the major driver of our revenue. The number of customers using our services increased by 39% in 2002, resulting in a 31% increase in revenue. While we have seen some reduction in recurring revenue per user, this has been more than offset by declining costs. In 2002, we held our cost of revenue flat, driving down our recurring cost per user by 48% and increasing our gross margin by 13 percentage points.

      We have long-term service contracts with our financial institution clients. The majority of our revenue is recurring, though these contracts also provide for implementation, set-up and other non-recurring fees. Internet banking services revenue is based either on a monthly license fee allowing our financial institution client to register an unlimited number of customers, or on a monthly fee for each registered customer. Payment services revenue is based on either a monthly fee for each customer enrolled, a fee per executed transaction, or a combination of the two. Our financial institution clients pay all of our fees and then determine if or how they want to pass these costs on to their customers. They typically provide Internet banking services to customers free of charge, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products. However, almost all of our financial institution clients charge their customers for providing payment services.

      As a network-based service provider, we have made substantial up-front investments in infrastructure, particularly for our proprietary systems. While we continue to incur ongoing development and maintenance costs, we believe the infrastructure we have built provides us with significant operating leverage. Beginning in 2003, we are undertaking an effort to upgrade and rewrite certain of our applications infrastructure over a period of two to three years. We expect that this effort will require incremental capital expenditures, primarily for additional development labor, of between $3.0 million and $5.0 million over that period.

      We continue to automate processes and develop applications that allow us to make only small increases in labor and other operating costs relative to increases in customers and transactions. We believe our financial and operating performance will be based primarily on our ability to leverage additional users and transactions over this relatively fixed cost base.

Critical Accounting Policies

      The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

      The provision for losses on accounts receivable and allowance for doubtful accounts are recognized based on our estimate, which considers our historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data and financial health of specific customers. Our provision for losses on accounts receivable was approximately $88,000 on revenues of $32.4 million and we charged $46,000 against the allowance for doubtful accounts during the year ended December 31, 2002. At December 31, 2002 the allowance for doubtful accounts was $77,000, which represents management’s estimate of the probable losses in the accounts receivable balance at December 31, 2002. While the allowance for doubtful accounts and the provision for losses on accounts receivable depend to a large degree on future conditions, management does not forecast significant adverse developments in 2003.

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

      The Company capitalizes the cost of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are being depreciated on a straight-line method over a period of three years upon being placed in service. We periodically evaluate the assets for recoverability when events or circumstances indicate a potential impairment.

      We generate revenue from service fees, implementation fees, and other supporting services. Revenue from service fees and other supporting services are recognized over the term of the contract as the services are provided. Termination fees are recognized at the time the service is discontinued. Implementation revenue is recognized according to SEC Staff Accounting Bulletin No. 101 — Revenue Recognition in Financial Statements (“SAB 101”), which we adopted effective January 1, 2000. Accordingly, nonrefundable implementation fees for all contracts and the related incremental direct costs of implementation activities are recognized over the contract term as the services are provided, which typically range from one to five years (generally three years). We periodically assess the recoverability of the deferred implementation costs and believe that the future contractual cash flows are sufficient to cover the carrying amount of the deferred implementation costs. Prior to 2000, we recognized nonrefundable implementation fees as revenue under the percentage of completion method as certain milestone output measures were completed

      Also see Note 2, Summary of Significant Accounting Policies, which discusses accounting policies.

Financial Condition

      While we achieved operating profitability and net income profitability in the second and third quarters of 2002, respectively, and expect our profitability to be sustainable, we have historically experienced operating losses and negative cash flow due to the initial costs of developing our infrastructure and the early revenues typical of an emerging market segment. As a result, at December 31, 2002 we had an accumulated deficit of $85.7 million. We have funded our operations primarily through the issuance of equity and debt securities, and ongoing working capital requirements consist primarily of personnel costs related to providing our services and operating, enhancing and maintaining our systems.

      Cash and investments in securities available-for-sale were $6.8 and $7.7 million as of December 31, 2002 and 2001, respectively. The $900,000 decrease in cash and investments resulted primarily from cash used for capital expenditures of $3.7 million offset by cash provided by operating activities of $2.7 million. Total liabilities decreased from $17.2 million as of December 31, 2001 to $15.8 million as of December 31, 2002 primarily as a result of the conversion of $1.0 million of 8% convertible subordinated notes (the “Convertible Notes”). Accordingly, as of December 31, 2002, $12.0 million of the Convertible Notes, maturing on September 30, 2005, remained outstanding.

      During 2002, Citigroup acquired our largest client, California Federal Bank or Cal Fed, and expects to convert the Cal Fed customers to the Citigroup banking and bill payment platform in the first quarter of 2003. We have extended our full service contract with Cal Fed through the first quarter of 2003 and terminated a subsequent bill payment only contract that was to run through 2005. In consideration of this extension and termination, we will receive a combination of service and termination fee revenue that will provide us with the expected profit we would have earned from the bill payment only contract. We expect that the majority of these fees will be recognized in the first quarter of 2003, thereby significantly increasing revenue and profits for that quarter. While there will then be a subsequent decrease in revenue and profits for the second quarter of 2003, we expect to remain EBITDA positive for that quarter and experience continued growth in our non-Cal Fed business. We also expect to return to net income profitability in the second half of 2003. For the year ended December 31, 2002, we derived approximately $3.0 million in revenue from the banking and customer care portion of services to Cal Fed and approximately $1.3 million in revenue from the bill payment portion of services. Cal Fed accounted for $4.8 million or 15% of our revenue for the year ended December 31, 2002.

      Additionally, BB&T Corporation has announced its intention to acquire our second largest customer, First Virginia Banks, Inc., in the third quarter of 2003. Online Resources has received no definitive notification from First Virginia as to the impact of the acquisition, however, the acquisition may result in the migration of First Virginia’s business to a platform utilized by BB&T. Given the expected timing of this transaction, any First Virginia migration would likely have little or no effect on expected 2003 financial performance. For the year ended December 31, 2002, we derived approximately $1.0 million in revenue from the banking and customer care portion of services to First Virginia and approximately $0.6 million in revenue from the bill payment portion of services. First Virginia accounted for $1.7 million or 5% of our revenue for the year ended December 31, 2002.

      As with similar service providers, we are vulnerable to a loss of business associated with the acquisition of our clients. Though the loss of Cal Fed and the potential loss of First Virginia may have a temporary impact on our revenue base, the growth in usage among our remaining clients and our ability to attract new clients remains unaffected. We expect the departure of these clients to have little effect on our long-term growth trends. Additionally, our remaining client base contains very little concentration of revenues. If Cal Fed and First Virginia are removed from our client base, no remaining client accounts for more than 3% of revenue.

Results of Operations

      The following table presents certain items derived from our statements of operations expressed as a percentage of revenue.

	Year Ended December 31,

	2002	2001	2000

Statement of Operations Data:
Revenues:
Service fees	92.9%	89.7%	85.1%
Implementation and other revenues	7.1	10.3	14.9

Total revenues	100.0	100.0	100.0
Expenses:
Cost of revenues	45.2	58.1	84.2

Gross profit	54.8	41.9	15.8
General and administrative	21.8	28.1	40.7
Sales and marketing	16.6	24.1	57.4
Systems and development	13.4	23.7	39.9
Non-recurring charges	—	0.9	—

Total expenses	51.8	76.8	138.0

Income (loss) from operations	3.0	(34.9)	(122.2)
Other (expense) income	(3.6)	(4.8)	3.2
Debt conversion expense	(0.7)	(4.5)	—
Extraordinary gain from the extinguishment of debt	—	4.4	—
Cumulative effect of change in accounting principle	—	—	(1.4)

Net loss	(1.3)%	(39.8)%	(120.4)%

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

      Revenue. We generate revenue from service fees, implementation fees, and other supporting services. Revenue increased $7.8 million, or 31%, to $32.4 million for the year ended December 31, 2002, from $24.6 million for the same period of 2001. This increase was primarily attributable to a 36% increase in service fees, which is primarily composed of three business lines, Internet banking services, payment services and customer contact services. During 2002, Internet banking services revenue increased 7% to $5.9 million, driven by a increase of 38% in the number of year-end banking customers offset by a 25% decrease in the average monthly fee per banking customer. Payment services revenue increased 48% to $15.3 million, driven by a 41% increase in the number of year-end bill pay customers and a 46% increase in the number of bill payment transactions processed during the year. Customer contact services revenue increased 42% to $8.9 million, driven by an increase of 39% in the number of year-end customers utilizing either banking or bill payment services.

      Additionally, implementation and other revenues decreased 9% to $2.3 million during 2002, primarily due to a decrease in implementation fees resulting from a lower number of new enabled clients. Also included in other revenues was $0.5 million and $0.3 million from termination payments during the years ended December 31, 2002 and 2001, respectively. We signed 100 and enabled 49 financial institutions for the year ended December 31, 2002, increasing the total number of financial institutions under contract at year-end to 534.

      Cost of Revenue. Cost of revenue encompasses the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and related products. Cost of revenues increased by $0.3 million, or 2%, to $14.6 million for the year ended December 31, 2002, from $14.3 million for the same period in 2001. This increase was primarily attributable to a $0.3 million increase in bill payment processing costs, a $0.6 million increase in implementation costs, a $0.2 million increase in systems operations support costs offset by a $0.8 million decrease in customer service costs. The increases in payment processing costs, systems operations support costs and implementation costs resulted from increases in the number of billable customers and transactions and increases in the cost of supporting our systems. The decrease in customer service costs was due to reduction in headcount resulting from technological efficiencies implemented during the 2002 year. Although total cost of revenue increased by 2% in 2002, the recurring monthly cost per user decreased by 48%, due to a 39% increase in the number of customers using our services.

      Gross Profit. Gross profit increased to $17.7 million for the year ended December 31, 2002 from $10.3 million for the same period of 2001. Gross profit as a percentage of revenue improved to 55% from 42% in the prior year, primarily due to increased service fees leveraged over our relatively fixed cost of revenue. Gross profit also improved as a result of improved efficiency from technology development and cost control initiatives.

      General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $0.1 million, or 2%, to $7.0 million in 2002, from $6.9 million in 2001. The increase in general and administrative expenses is primarily attributable to increased depreciation expenses resulting from additional capital expenditures of $3.7 million, partially offset by decreased compensation costs attributable to cost control initiatives implemented in the fourth quarter of 2001. General and administrative expenses as a percentage of revenue decreased to 22% from 28% in the prior year.

      Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses decreased $0.5 million, or 10%, to $5.4 million in 2002, from $5.9 million in 2001. The primary reason for the decrease in sales and marketing expenses was a reduction in staff as a result of consolidating certain client service responsibilities.

      Systems and Development. Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the research and development of new services and products, and new technology to enhance existing products. Systems and development expenses decreased $1.6 million, or 26%, to $4.3 million in 2002, from $5.9 million in 2001. The decrease in our systems and development expenses was primarily due to a reduction in compensation costs and consulting fees during the year. Additionally, in 2002 the Company capitalized $1.1 million of development costs associated with software developed or obtained for internal use.

      Income (Loss) from Operations. Income from operations increased $9.6 million, or 111%, to $1.0 million for the twelve months ended December 31, 2002, from an $8.6 million loss in 2001. The significant increase in income from operations was primarily due to increases in service fee revenue leveraged over relatively fixed costs, and decreases in various operating expenditures derived from our expense control initiatives.

      Other Income and Expenses. Interest income decreased $0.5 million, or 79%, to $0.1 million for the twelve months ended December 31, 2002, from $0.6 million for the same period of 2001. The decrease was due to the lower average cash and investment balances and lower interest rates. Interest and other expense decreased $0.5 million, or 28%, to $1.3 million in 2002, as compared to $1.8 million in 2001, as the result of lower interest expense and amortization of debt issuance costs due to the conversion of Convertible Notes. The conversion of $1.0 million in Convertible Notes in March 2002 resulted in a non-cash debt conversion expense of $0.2 million attributable to the issuance of 45,031 incremental shares of common stock. Until September 2005, unless the Convertible Notes are earlier converted or repurchased, we will continue to incur interest expense related to the Convertible Notes.

      Net Loss and Loss Per Share. Net loss was $0.4 million for the year ended December 31, 2002, compared to a loss of $9.8 million for the same period of 2001. Basic and diluted loss per share was $(0.03) and $(0.82) for the years ended December 31, 2002 and 2001, respectively.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

      Revenue. We generate revenue from service fees, implementation fees and other supporting services. Revenues increased $9.0 million, or 58%, to $24.6 million for the year ended December 31, 2001 from $15.6 million for the same period in 2000. This increase was primarily attributable to a 66% increase in service fees, which is primarily composed of three product lines, Internet banking services, payment services and customer contact services. During 2001, Internet banking services revenue increased 32% to $5.5 million, driven by an increase of 53% in the number of year-end banking customers offset by a 34% decrease in the average monthly fee per banking customer. Payment services revenue increased 87% to $10.3 million, driven by a 51% increase in the number of year-end bill pay customers and a 92% increase in the number of bill payment transactions. Customer contact services revenue increased 74% to $6.3 million driven by an increase of 59% in the number of year-end customers utilizing either banking or bill payment services.

      Additionally, implementation and other revenues increased 8% to $2.5 million mainly due to an increase in implementation revenue resulting from growth in the number of financial institutions with whom we have contracted and enabled on our services. Also included in other revenues was $0.3 million and $0.4 million from termination payments during the years ended December 31, 2001 and 2000, respectively. We signed 50 and enabled 66 financial institutions for the year ended December 31, 2001, increasing the total number of financial institutions under contract at year-end to 472.

      Cost of Revenue. Cost of revenue encompasses the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and related products. Cost of revenues increased $1.1 million, or 9%, to $14.3 million for the year ended December 31, 2001, from $13.2 million for the same period of 2000. This increase was primarily attributable to a $0.7 million increase in bill payment processing costs and a $0.3 million increase in customer service costs. These increases resulted from the increased number of billable customers and transactions.

      Gross Profit. Gross profit increased to $10.3 million for the year ended December 31, 2000, from $2.5 million for the same period of 2001. Gross margin as a percentage of revenue improved to 42% from 16% in the prior year, primarily due to increased service fees and implementation revenue leveraged over our relatively fixed cost of revenue. Gross margin for service fees also improved as a result of improved efficiency from technology development and cost control initiatives.

      General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $0.5 million, or 9%, to $6.9 million in 2001, from $6.4 million in 2000. The increase in general and administrative expenses is attributable to higher director and officer insurance premiums and depreciation expenses resulting from capital expenditures of $1.8 million. General and administrative expenses as a percentage of revenue decreased to 28% from 41% in the prior year.

      Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses decreased $3.1 million, or 34%, to $5.9 million in 2001, from $9.0 million in 2000. The primary reasons for the decrease in sales and marketing expenses were a decline in marketing, commission and advertising expenses and a reduction in staff as a result of consolidating certain client service responsibilities.

      Systems and Development. Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the research and development of new services and products, and new technology to enhance existing products. Systems and development expenses decreased $0.3 million, or 6%, to $5.9 million in 2001, from $6.2 million in 2000. The decrease in our systems and development expenses was primarily due to a reduction in consulting fees.

      Non-Recurring Charges. As a result of the reduction in staff of approximately 9% on January 3, 2001, we incurred and paid a one-time charge of $209,000 including severance costs and benefit payments. The estimated benefit of the reduction in staff was approximately $1.7 million for the year ended December 31, 2001.

      Loss from Operations. Loss from operations decreased $10.5 million, or 55%, to $8.6 million as compared to $19.1 million for the twelve months ended December 31, 2001 and 2000, respectively. The significant decrease in loss from operations was primarily due to an increase in services fees and gross profit driven by growth in our customer base and decreases in various operating expenditures derived from our expense control initiatives.

      Other Income and Expenses. Interest income decreased $0.5 million, or 43%, to $0.6 million for the twelve months ended December 31, 2001, from $1.1 million for the same period of 2000. The decrease was due to lower average cash and investment balances and lower interest rates. Interest and other expense increased $1.2 million, or 207%, to $1.8 million in 2001, from $0.6 million in 2000, as the result of the interest expense and amortization of debt issuance costs in connection with the issuance of the Convertible Notes. Until September 2005, unless the Convertible Notes are earlier converted or repurchased, we will continue to incur interest expense related to the Convertible Notes. The conversion of $2.5 million and $1.0 million in Convertible Notes in September and November 2001, respectively, resulted in a non-cash debt conversion expense of $1.1 million attributable to the issuance of 702,869 incremental shares of common stock.

      Net Loss and Loss Per Share. Net loss was $9.8 million, including a $1.1 million gain from repurchase of debt, for the twelve months ended December 31, 2001, compared to a loss of $18.8 million for the same period of 2000. Basic and diluted loss per share was $(0.82) and $(1.64) for the years ended December 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

      Since inception, we have primarily financed our operations through private placements and public offerings of our common and preferred stock and the issuance of debt. We have also entered into various capital lease financing agreements. Cash and investments in available for sale securities were $6.8 million and $7.7 million as of December 31, 2002 and 2001, respectively. The $900,000 decrease in cash and investments primarily results from cash used for capital expenditures in the amount of $3.7 million being offset by cash provided by operating activities of $2.7 million.

      Net cash provided by operating activities was $2.7 million for the year ended December 31, 2002 as compared to net cash used of $9.6 million during the year ended December 31, 2001. Cash provided by operating activities during the year ended December 31, 2002 resulted primarily from income from operations net of non-cash charges, while cash used in operating activities in the year ended December 31, 2001 resulted primarily from a net loss of $9.8 million.

      Net cash used in investing activities for the year ended December 31, 2002 was $2.6 million, which reflected the net reduction of $1.1 million in securities available-for-sale offset by $3.7 million in capital expenditures. For the year ended December 31, 2001, net cash provided by investing activities was $12.3 million, of which approximately $14.1 million was provided from sales of securities available-for-sale net of $1.8 million used for capital expenditures.

      Net cash provided by financing activities was $3,300 in the year ended December 31, 2002 as compared to net cash used in financing activities of $2.4 million in the year ended December 31, 2001. Cash provided by financing activities for the year ended December 31, 2002 resulted primarily from the issuance $0.3 million of common stock offset by the repayment of capital lease obligations. For the year ended December 31, 2001, cash used in financing activities was primarily the result of the repurchase of $3.5 million of Convertible Notes for $2.2 million.

      We have no material commitments other than our Convertible Notes and obligations under our operating and capital leases. Our material commitments under these obligations are as follows:

	Total	2003	2004	2005	Thereafter

Convertible notes	$12,000,000	$—	$—	$12,000,000	$—
Capital lease obligations	352,748	236,645	105,087	11,016	—
Operating lease	1,958,711	1,229,253	729,458	—	—

Total obligations	$14,311,459	$1,465,898	$834,545	$12,011,016	$—

      Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of our marketing effort. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related equipment, and personnel.

      We currently believe that cash on hand and investments will be sufficient to meet our current anticipated cash requirements for at least the next twelve months. We expect to have additional cash requirements over the next two to three years because of efforts we are undertaking to upgrade and rewrite certain of our infrastructure applications. We forecast that all incremental expenses related to this undertaking can be financed out of cash provided by operating activities.

      We currently have $12.0 million of Convertible Notes outstanding that come due in 2005. Convertible Notes bear a fixed interest rate of 8.0% and are convertible to common equity at a price of $4.00. We expect that some or all of those Convertible Notes will convert to common equity on or before their due date. If the Convertible Notes do not convert, we may have to issue new debt or sell common equity in order to repay these Convertible Notes.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We invest primarily in short-term, investment grade, marketable government, corporate, and mortgage-backed debt securities. The Company’s interest income is most sensitive to changes in the general level of U.S. interest rates. We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. We have classified all of our investments as available-for-sale financial instruments. The following table provides information about our available-for-sale investments that are sensitive to changes in interest rates.

	December 31, 2002

	Amortized Cost	Fair Value	Interest Rate

U.S. government treasury obligations	$3,422,947	$3,435,111	1.20%
Mortgage backed securities	415,631	417,125	1.39%
Commercial obligations	641,647	642,641	2.48%

Total investments	$4,480,225	$4,494,877

      Long-term debt as of December 31, 2002 is comprised of capital lease obligations with interest rates ranging from 4% to 13% and Convertible Notes with an 8% fixed interest rate. Since these Convertible Notes have a fixed interest rate, we are not exposed to fluctuations in interest rates in this portion of our long-term debt.

Item 8.     Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders and Board of Directors

Online Resources Corporation

      We have audited the accompanying balance sheets of Online Resources Corporation as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Resources Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 3 to the financial statements, in 2000 the Company changed its methods of revenue recognition for implementation revenue.

/s/ ERNST & YOUNG LLP

McLean, Virginia

February 11, 2003, except for Note 15,
as to which the date is February 26, 2003

ONLINE RESOURCES CORPORATION

BALANCE SHEETS

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$2,290,950	$2,120,252
Investments	4,494,877	5,583,370
Accounts receivable (net of allowance of $77,000 and $35,000 at December 31, 2002 and 2001, respectively)	3,825,801	2,635,738
Deferred implementation costs	631,087	965,552
Prepaid expenses and other current assets	771,986	749,197

Total current assets	12,014,701	12,054,109
Property and equipment, net	7,804,229	6,813,123
Deferred implementation costs, less current portion	401,051	707,960
Debt issuance costs	659,879	983,248
Other assets	450,080	963,174

Total assets	$21,329,940	$21,521,614

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$891,313	$724,684
Accrued expenses and other current liabilities	984,535	739,358
Accrued compensation	743,107	613,848
Deferred revenues	531,789	880,380
Current portion of capital lease obligation	213,913	310,638

Total current liabilities	3,364,657	3,268,908
Capital lease obligation, less current maturities	111,491	348,552
Deferred revenues, less current portion	355,662	566,539
Notes payable	12,000,000	13,000,000

Total liabilities	15,831,810	17,183,999
Commitments
Stockholders’ equity
Series A convertible preferred stock, $.01 par value; 1,000,000 shares authorized, none issued at December 31, 2002 and 2001.	—	—
Series B junior participating preferred stock, $.01 par value; 297,500 shares authorized, none issued at December 31, 2002 and 2001.	—	—
Common stock, $.0001 par value; 35,000,000 shares authorized, 13,781,946 issued and 13,706,421 outstanding at December 31, 2002; and 13,293,238 issued and 13,248,390 outstanding at December 31, 2001, respectively	1,370	1,325
Additional paid-in capital	91,410,356	89,937,671
Accumulated deficit	(85,700,448)	(85,294,865)
Deferred stock compensation	—	(60,924)
Treasury stock, 75,525 shares and 44,848 shares at December 31, 2002 and December 31, 2001, respectively	(227,800)	(148,581)
Accumulated other comprehensive income	14,652	25,370
Receivable from the sale of common stock	—	(122,381)

Total stockholders’ equity	5,498,130	4,337,615

Total liabilities and stockholders’ equity	$21,329,940	$21,521,614

See notes to financial statements.

ONLINE RESOURCES CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31,

	2002	2001	2000

Revenues:
Service fees	$30,049,947	$22,108,832	$13,311,370
Implementation and other revenues	2,304,236	2,526,931	2,332,940

Total revenues	32,354,183	24,635,763	15,644,310
Costs and expenses:
Service costs	13,244,837	12,826,124	11,989,766
Implementation and other costs	1,383,144	1,487,610	1,180,890

Costs of revenues	14,627,981	14,313,734	13,170,656

Gross profit	17,726,202	10,322,029	2,473,654
General and administrative	7,037,884	6,930,462	6,370,848
Sales and marketing	5,368,177	5,931,222	8,972,094
Systems and development	4,344,765	5,854,866	6,246,174
Non-recurring charges	—	209,434	—

Total expenses	16,750,826	18,925,984	21,589,116

Income (loss) from operations	975,376	(8,603,955)	(19,115,462)
Other (expense) income:
Interest income	126,876	613,487	1,084,196
Interest expense	(1,260,209)	(1,788,520)	(582,516)
Other	(35,072)	(1,141)	—
Debt conversion expense	(212,554)	(1,115,582)	—

Total other (expense) income	(1,380,959)	(2,291,756)	501,680
Loss before extraordinary gain and cumulative effect of change in accounting principle	(405,583)	(10,895,711)	(18,613,782)
Extraordinary gain from the extinguishment of debt	—	1,083,153	—

Loss before cumulative effect of change in accounting principle	(405,583)	(9,812,558)	(18,613,782)
Cumulative effect of change in accounting principle	—	—	(216,818)

Net loss	$(405,583)	$(9,812,558)	$(18,830,600)

Loss per share:
Basic and diluted loss per share before extraordinary gain and cumulative effect of change in accounting principle	$(0.03)	$(0.91)	$(1.62)
Extraordinary gain from the extinguishment of debt	—	0.09	—
Cumulative effect of change in accounting principle	—	—	(0.02)

Basic and diluted loss per share	$(0.03)	$(0.82)	$(1.64)

Pro forma amounts assuming the accounting change is applied retroactively:
Net loss			$(18,613,782)
Basic and diluted loss per share			$(1.62)
Shares used in calculation of loss per share:
Basic and diluted	13,520,642	12,026,476	11,487,192

See notes to financial statements.

ONLINE RESOURCES CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

								Receivable
							Accumulated	From the
	Common Stock		Additional		Deferred		Other	Sale of	Total
			Paid-in	Accumulated	Stock	Treasury	Comprehensive	Common	Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Stock	Income	Stock	Equity

Balance at December 31, 1999.	11,050,456	$1,105	$83,035,825	$(56,651,707)	$(267,949)	$—	$—	$(650,240)	$25,467,034
Comprehensive income (loss):
Net loss	—	—	—	(18,830,600)	—	—	—	—	(18,830,600)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	56,075	—	56,075

Comprehensive loss									(18,774,525)
Exercise of common stock options	169,200	17	879,992	—	—	—	—	(87,000)	793,009
Exercise of common stock warrants	389,378	39	594,501	—	—	—	—	—	594,540
Issuance of common stock warrants	—	—	589,900	—	—	—	—	—	589,900
Issuance of common stock options	—	—	11,732	—	—	—	—	—	11,732
Issuance of common stock	7,615	1	41,667	—	—	—	—	—	41,668
Amortization of deferred stock compensation	—	—	84,921	—	82,055	—	—	—	166,976
Repayment of stock subscription	—	—	—	—	—	—	—	314,636	314,636

Balance at December 31, 2000.	11,616,649	1,162	85,238,538	(75,482,307)	(185,894)	—	56,075	(422,604)	9,204,970
Comprehensive income (loss):
Net loss	—	—	—	(9,812,558)	—	—	—	—	(9,812,558)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(30,705)	—	(30,705)

Comprehensive loss									(9,843,263)
Exercise of common stock options	6,488	—	26,148	—	—	—	—	—	26,148
Exercise of common stock warrants	21,385	2	149,998	—	—	—	—	—	150,000
Conversion of notes payable	1,577,869	158	4,406,297	—	—	—	—	—	4,406,455
Issuance of common stock options	—	—	20,303	—	—	—	—	—	20,303
Issuance of common stock	70,847	7	123,458	—	—	—	—	—	123,465
Reclassification of stock subscription to notes receivable	—	—	—	—	—	—	—	148,254	148,254
Amortization of deferred stock compensation	—	—	(60,564)	—	124,970	—	—	—	64,406
Surrender of stock subscription receivable	(44,848)	(4)	33,493	—	—	(148,581)	—	151,969	36,877

Balance at December 31, 2001.	13,248,390	1,325	89,937,671	(85,294,865)	(60,924)	(148,581)	25,370	(122,381)	4,337,615
Comprehensive income (loss):
Net loss	—	—	—	(405,583)	—	—	—	—	(405,583)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(10,718)	—	(10,718)

Comprehensive loss									(416,301)
Exercise of common stock options	189,955	19	291,150	—	—	—	—	—	291,169
Conversion of notes payable	295,031	30	1,141,818	—	—	—	—	—	1,141,848
Issuance of common stock	29,395	2	45,906	—	—	—	—	—	45,908
Cancellation of over-issued shares	(25,673)	(3)	3	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	(6,195)	—	60,924	—	—	—	54,729
Surrender of stock subscription receivable	(30,677)	(3)	3	—	—	(79,219)	—	122,381	43,162

Balance at December 31, 2002.	13,706,421	$1,370	$91,410,356	$(85,700,448)	$—	$(227,800)	$14,652	$—	$5,498,130

ONLINE RESOURCES CORPORATION

STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2002	2001	2000

Operating activities
Net loss	$(405,583)	$(9,812,558)	$(18,830,600)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Extraordinary (gain) from the extinguishment of debt	—	(1,083,153)	—
Debt conversion expense	212,554	1,115,582	—
Depreciation and amortization	2,679,727	2,108,046	1,736,261
Amortization of debt issuance costs	252,663	320,847	95,036
Stock compensation	97,891	144,011	178,708
Cumulative effect of change in accounting principle	—	—	216,818
Provision for losses on accounts receivable	88,000	239,564	213,245
Net realized gain on investments	(10,035)	(73,288)	(23,251)
Amortization of bond discount	(6,892)	(15,946)	(230,273)
Changes in assets and liabilities:
Accounts receivable	(1,278,063)	150,708	(1,363,548)
Prepaid expenses and other current assets	(22,789)	(255,084)	405,427
Deferred implementation costs	641,374	(104,116)	(368,592)
Other assets	513,094	(510,943)	(19,505)
Accounts payable	166,629	(134,297)	46,898
Accrued expenses	374,436	(863,250)	774,770
Deferred revenues	(559,468)	(850,450)	508,487

Net cash provided by (used in) operating activities	2,743,538	(9,624,327)	(16,660,119)
Investing activities
Purchases of property and equipment	(3,670,833)	(1,836,180)	(3,488,731)
Purchases of available-for-sale securities	(6,117,950)	(20,427,641)	(46,216,917)
Sales of available-for-sale securities	7,212,652	34,591,254	46,743,991

Net cash (used in) provided by investing activities	(2,576,131)	12,327,433	(2,961,657)
Financing activities
Net proceeds from issuance of common stock	337,077	277,188	1,429,217
Net proceeds from repayment of stock subscription	—	—	314,636
Net proceeds from issuance of long-term debt	—	—	18,744,768
Repayment of capital lease obligations	(333,786)	(411,658)	(683,555)
Payment of financing costs	—	(52,472)	—
Repurchase of notes payable	—	(2,167,389)	—

Net cash provided by (used in) financing activities	3,291	(2,354,331)	19,805,066

Net increase in cash and cash equivalents	170,698	348,775	183,290
Cash and cash equivalents at beginning of period	2,120,252	1,771,477	1,588,187

Cash and cash equivalents at end of period	$2,290,950	$2,120,252	$1,771,477

Supplemental information to statement of cash flows:
Cash paid for interest	$1,061,917	$1,611,000	$84,000
Issuance of warrants	—	—	589,900
Issuance of stock subscriptions receivable	—	—	87,000
Acquisition of property and equipment by capital lease	—	560,085	155,762
Conversion of notes payable	1,000,000	3,500,000	—
Net unrealized (loss) gain on investments	(10,718)	(30,705)	56,075

See notes to financial statements.

Online Resources Corporation

Notes to Financial Statements

1.  Organization

      Online Resources Corporation (the “Company”) is a leading outsourcer of Internet banking, payment and customer contact services to financial institution clients nationwide. The Company offers services, branded in the clients’ name, that integrate seamlessly into a single-vendor, end-to-end solution, supported by 24x7 customer care, targeted consumer marketing, training and other network and technical professional products and services. The Company operates in one business segment.

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

Cash and Cash Equivalents

      The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash held for bill payments in process is immediately disbursed on behalf of users and no net cash balance is reflected on the Company’s financial statements.

Revenue Recognition

      The Company generates revenues from service fees, implementation fees, and other revenues. Revenues from service fees include account access fees, transaction fees, customer service, new user setup, communications and other services. Service fees and other revenues are recognized over the term of the contract as the services are provided. Service fees are primarily composed of three business lines, Internet banking services, payment services and customer contact services. Implementation and other revenues are generated from the linking of the Company’s financial institution client’s to the Company’s QuotienSM e-financial suite through various networks and the Company’s gateways and the sale of software used to access the e-financial suite. Other revenue also includes termination fees which are recognized upon termination of a contract. Implementation revenue and related direct implementation costs are recognized on a straight line basis over the contract term. During the year ended December 31, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 — Revenue Recognition in Financial Statements (“SAB 101”), effective January 1, 2000, see Note 3 for further discussion. Although the Company operates in only one business segment, it has begun to analyze the service fee portion of our revenue by three business lines, Internet banking services, payment services and customer contact services. The Company currently does not track costs and expenses at the business line level. The table below presents the Company’s revenue based on these business lines.

	Year Ended December 31,

	2002	2001	2000

Revenues:
Service fees
Banking service	$5,901,515	$5,504,778	$4,183,283
Payment services	15,253,963	10,328,305	5,526,700
Customer contact services	8,894,469	6,275,749	3,601,387

Total service fees	30,049,947	22,108,832	13,311,370
Implementation and other revenues	2,304,236	2,526,931	2,332,940

	$32,354,183	$24,635,763	$15,644,310

2.  Summary of Significant Accounting Policies (continued)

Systems and Development

      The Company capitalizes the cost of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are being depreciated on the straight-line method over a period of three years upon being placed in service.

Property and Equipment

      Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which is generally five years. Equipment recorded under capital leases is also amortized over the lease term or the estimated useful life of the asset. Depreciation and amortization expense was $2.7 million, $2.1 million and $1.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Fair Value of Financial Instruments

      At December 31, 2002, the carrying value of the following financial instruments: cash and cash equivalents, investments in available-for-sale securities, accounts receivable, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of capital lease obligations approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities. The notes payable are not publicly traded. Management estimates the market value of the notes payable to be 100% of the carrying value at December 31, 2002.

Stock-Based Compensation

      The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In electing to continue to follow APB No. 25 for expense recognition purposes, the Company has provided below the expanded disclosures required under SFAS No. 148 for stock-based compensation granted, including, if materially different from reported results, disclosure of pro forma net earnings or losses and earnings or losses per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123.

      The weighted-average fair values at date of grant for options granted during 2002, 2001 and 2000 were $2.25, $1.77, and $7.34, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended December 31,

	2002	2001	2000

Dividend yield	—	—	—
Expected volatility	104%	104%	107%
Risk-free interest rate	4.91%	4.254%	5.870%
Expected life in years	6.6	5	5

      A reconciliation of the Company’s net loss to pro forma net loss, and the related basic and diluted pro forma loss per share amounts, for the years ended December 31, 2002, 2001 and 2000, is provided below. For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123. Further, pro forma stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period.

2.  Summary of Significant Accounting Policies (continued)

	Year Ended December 31,

	2002	2001	2000

Net loss	$(405,583)	$(9,812,558)	$(18,830,600)
Adjustment to net loss for:
Pro forma stock-based compensation expense	(4,567,065)	(4,307,921)	(3,428,123)

Pro forma net loss	$(4,972,648)	$(14,120,479)	$(22,258,723)

Basic and diluted pro forma net loss per share	$(0.37)	$(1.17)	$(1.94)

Concentration of Credit Risk

      The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the nature of the customers being financial institutions and credit unions as well as the number of its customers and geographic areas. The Company maintains an allowance for doubtful accounts to provide for probable losses in accounts receivable.

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and investments in available-for-sale securities. The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution. At December 31, 2002 and 2001, the Company had cash and cash equivalent accounts in excess of the FDIC insured limits. Investments in available-for-sale securities are limited to investment-grade securities. The fair value of the Company’s financial instruments is substantially equivalent to their carrying value and, although there is some credit risk associated with theses instruments, the Company believes this risk to be insignificant.

Earnings (Loss) Per Share

      Net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding. Shares associated with stock options, warrants and convertible securities are not included to the extent they are anti-dilutive.

Advertising Costs

      The Company expenses advertising costs as incurred. The Company incurred $250, $200 and $385,400 in advertising costs for the years ended December 31, 2002, 2001 and 2000, respectively.

Impairment of Long-Lived Assets

      The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) in 2002. In accordance with SFAS 144, the Company periodically evaluates the recoverability of long-lived assets, including deferred implementation costs and property and equipment, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The adoption of SFAS 144 had no impact on the financial statements.

Major Customer

      One of the Company’s financial institution clients, California Federal Bank or Cal Fed, accounted for approximately $4.8, $3.2 and $2.2 million or 15%, 13% and 14%, of the Company’s revenue, for the years ended December 31, 2002, 2001 and 2000, respectively. During 2002, Citigroup acquired Cal Fed, and expects to convert the Cal Fed customers to the Citigroup banking and bill payment platform in the first quarter of 2003. The Company has extended its full service contract with Cal Fed through the first quarter of 2003 and terminated a subsequent bill payment only contract that was to run through 2005. In consideration of this extension and termination, the Company expects to receive a combination of service and termination fee revenue that will be recognized in the first quarter of 2003.

2.  Summary of Significant Accounting Policies (continued)

Reclassification

      Certain amounts reported in prior periods have been reclassified to conform to the 2002 presentation.

Recent Pronouncements

      The FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, those gains and losses will now be classified in operating income or expense. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002 and all other provisions are effective for financial statements issued on or after May 15, 2002. The Company expects that the impact of adopting SFAS No. 145 in 2003 will result in reclassifying prior year extraordinary gains from extinguishment of debt so that they are reflected as part of operating income.

3.  Change in Revenue Recognition for Implementation Revenue

      Prior to January 2000, the Company recognized nonrefundable implementation fees as revenue under the percentage of completion method as certain milestone output measures were completed. During the year ended December 31, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101 — Revenue Recognition in Financial Statements (“SAB 101”), effective January 1, 2000, and changed its method of accounting for nonrefundable implementation fees for all contracts to recognize such fees and the related incremental direct costs of implementation activities over the contract term as the services are provided, which typically range from one to five years (generally three years). The Company believes the change in accounting principle was preferable based on guidance provided in SAB 101. The cumulative effect of the accounting change as of January 1, 2000 was $217,000 ($1,371,000 of revenue less direct incremental costs of $1,154,000) and was recognized in the 2000 statement of operations. The effect of the accounting change on the year ended December 31, 2000 was to increase the net loss before the cumulative effect of the accounting change by $301,000. Due to the adoption of SAB 101, $1,371,000 of revenue that was previously recognized under the Company’s prior revenue recognition policy will be recognized under the Company’s revised revenue recognition policy through periods up to 2004 because some contract periods extend through 2004. During the years ended December 31, 2002, 2001 and 2000, the Company recognized revenue of $275,000, $541,000 and $512,000, respectively, and related direct incremental costs that were included in the cumulative effect adjustment at January 1, 2000. The pro forma amounts included in the 2000 statement of operations have been adjusted to reflect the retroactive application of SAB 101.

4.  Investments

      The Company classifies its investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets. Fair market value is based on quoted market value. Any unrealized gains or losses are reported as a separate component of stockholders’ equity. Realized gains and losses are included in investment income. Interest and dividends also are included in investment income. The net realized gain on investments for the years ended December 31, 2002, 2001 and 2000 were approximately $10,000, $73,000 and $23,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the average cost method. As of December 31, 2002 and 2001, the unrealized gain on investments was $14,652 and $25,370, respectively.

4.  Investments (continued)

      The following is a summary of the Company’s available-for-sale securities:

	December 31, 2002		December 31, 2001

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US Government treasury obligations	$3,422,947	$3,435,111	$1,776,429	$1,782,818
Mortgage backed securities	415,631	417,125	—	—
Corporate obligations	641,647	642,641	3,781,571	3,800,552

	$4,480,225	$4,494,877	$5,558,000	$5,583,370

      At December 31, 2002, contractual maturities of available-for-sale securities were as follows:

Due in	Amortized Cost	Fair Value

2003	$3,794,571	$3,806,179
2004–2006	685,654	688,698

5.     Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2002	2001

Central processing systems and terminals	$13,668,910	$10,140,308
Office furniture and equipment	1,762,768	1,750,415
Central processing systems and terminals under capital leases	500,532	500,532
Office furniture and equipment under capital leases	572,117	572,117
Leasehold improvements	1,119,130	1,093,115

	17,623,457	14,056,487
Less accumulated depreciation	9,199,646	6,815,075
Less accumulated depreciation under capital leases	619,582	428,289

	$7,804,229	$6,813,123

6.     Long Term Notes Payable

      On September 28, 2000, the Company completed the private placement of $20 million in convertible subordinated notes (the “Convertible Notes”) to a group of accredited investors. The Company received proceeds of $18.7 million net of debt issuance costs of $1.3 million including commission of $917,200. The Convertible Notes carry an 8% coupon. Interest payment dates are April 1 and October 1, commencing April 1, 2001. The Convertible Notes were initially convertible at a price of $4.75 per share but are subject to an annual reset under certain circumstances. In no event will the price be less than $4.00 per share. Subject to certain conditions, the Company may redeem all or part of the Convertible Notes prior to maturity. Jefferies & Company, Inc., one of the underwriters of the placement, also obtained 200,000 warrants that expire on September 30, 2005 that are exercisable at the same price as the conversion price under the Convertible Notes (see Note 10).

      On May 22, 2001 and May 24, 2001, the Company paid $2.2 million to repurchase $3,000,000 and $500,000, respectively, of the Convertible Notes in privately negotiated transactions. After $289,000 of debt issuance costs was written off, the Company recognized an extraordinary gain of $1.1 million as a result of the transactions.

      On September 28, 2001, November 2, 2001 and March 27, 2002, the Company induced conversion of $2.5 million, $1.0 million and $1.0 million of the Convertible Notes at $2.00, $3.05 and $3.39 per common share, respectively, instead of the $4.00 conversion price that otherwise existed under the Convertible Notes. These induced conversions resulted in the issuance of 1,250,000, 327,869 and 295,031 shares or 625,000, 77,869 and 45,031 additional shares, respectively, had the Convertible Notes been converted at the $4.00 per

6.  Long Term Notes Payable (continued)

common share conversion price. The Company recognized $731,250, $175,205 and $141,848 non-cash debt conversion expense and wrote off $157,157, $51,970 and $70,706 of related debt issuance costs in September 2001, November 2001 and March 2002, respectively, in connection with the transactions. Accordingly, as of December 31, 2002, $12.0 million of the Convertible Notes remains outstanding and matures on September 30, 2005. Based on the established $4.00 conversion price, the Convertible Notes would be exchanged for three million shares of the Company’s common stock at December 31, 2002.

      Interest expense related to the Convertible Notes was approximately $980,000, $1,680,000 and $498,000 in 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, accrued interest on notes payable totaled approximately $240,000 and $260,000, respectively.

7.     Commitments

Office Space

      The Company leases office space and equipment under operating leases expiring in 2004. The office leases provide for escalating rent over the respective lease term. Rent expense under the operating leases and sublease rentals received by the Company for the years ended December 31, 2002, 2001 and 2000, are as follows:

		Sublease
	Rent	Income

2000	$1,031,000	$—
2001	1,121,000	26,000
2002	1,179,000	—

      The sublease agreement was fully expired as of December 31, 2001.

Equipment

      The Company also leases equipment under capital leases. In 2002 and 2001, the Company incurred capital lease obligations of $0 and $560,000, respectively, for the purchase of equipment. Amortization of assets held under capital leases is included in depreciation and amortization in the statements of cash flows.

      Future minimum lease payments on operating and capital leases are as follows:

	Operating	Capital

	December 31,	December 31,
	2002	2002

2003	$1,229,253	$236,645
2004	729,458	105,087
2005	—	11,016

Total minimum lease payments	$1,958,711	352,748

Less amount representing interest		(27,344)

Present value of minimum lease payments		325,404
Less current portion		213,913

Long-term portion of minimum lease payments		$111,491

8.     Income Taxes

      The Company has not paid income taxes during 2002, 2001 or 2000 due to its net operating loss position.

      At December 31, 2002, the Company has net operating loss carryforwards of approximately $88.3 million that expire at varying dates from 2010 to 2022. Of that $88.3 million, approximately $3.5 million relates to the exercise of stock options. The timing and manner in which the operating loss carryforwards may be utilized by the Company will be limited to the Company’s ability to generate future taxable income. The use of these losses may also be subject to significant limitations due to ownership changes pursuant to Section 382 of the

8.     Income Taxes (continued)

Internal Revenue Code resulting from prior issuances of Preferred and Common Stock. As the Company has not generated earnings and no assurance can be made of future earnings needed to utilize these net operating losses, a valuation allowance in the amount of the deferred tax assets has been recorded.

      Significant components of the Company’s net deferred tax assets are as follows:

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$35,269,000	$35,348,000
Deferred wages	169,000	144,000
Other deferred tax assets	123,000	84,000

Total deferred tax assets	35,561,000	35,576,000
Deferred liabilities:
Depreciation	(346,000)	(493,000)

Total deferred tax liabilities	(346,000)	(493,000)
Valuation allowance for net deferred tax assets	(35,215,000)	(35,083,000)

Net deferred tax assets	$—	$—

      The following is a summary of the items that caused the income tax expense to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,

	2002	2001	2000

Tax expense (benefit) at statutory Federal rate	$(138,000)	$(3,336,000)	$(6,402,000)
Effect of:
State income tax, net	(20,000)	(562,000)	—
Non-statutory stock options exercise	—	—	(264,000)
Other	26,000	150,000	21,000
Increase in valuation allowance	132,000	3,748,000	6,645,000

Income tax expense	$—	$—	$—

9.     Preferred Stock

      Of the 3,000,000 authorized preferred shares of the Company, 1,000,000 shares have been designated as Series A convertible Preferred Stock (“Series A Preferred Stock”). Holders of Series A Preferred Stock shares are entitled to receive dividends at the same rate as holders of common stock and have voting rights equal to their common stock equivalent on an as if converted basis. Additionally, each Series A Preferred Stock holder is entitled to a liquidation preference equal to $1.00 plus declared but unpaid dividends. There were no shares of Series A Preferred Stock outstanding at December 31, 2002 and 2001.

      In anticipation of the adoption of a stockholders rights plan that was implemented on January 11, 2002, the Company, through a certificate of designation that became effective on December 24, 2001, authorized 297,500 shares of Series B Junior Participating Preferred Stock (“Series B Preferred Stock”). Under the stockholders right plan, which is intended to protect the Company’s stockholders from unsolicited attempts to acquire or gain control of the Company, each holder of record on January 11, 2002 of a share of common stock received a right to purchase a unit of 1/100th of a share of Series B Preferred Stock at a price, subject to adjustment, of $115 per unit. The right is not exercisable until an attempt occurs to acquire or gain control of the Company that is unsolicited and does not have the approval of the Company’s board of directors. Upon exercise of a right, each holder of a right will be entitled to receive 1/100th of a share of Series B Preferred Stock or, in lieu thereof, a number of shares of common stock equal to the exercise price of the right divided by one-half of the current market price of the Company’s common stock. Until exercise of a right for 1/100th of a share of Series B Preferred Stock, no shares of Series B Preferred Stock will be issued. Holders of a share

9.  Preferred Stock (continued)

of Series B Preferred Stock are entitled to receive cumulative quarterly dividends equal to the greater of $1.00 per share or 100 times any dividend declared on the Company’s common stock and have voting rights equal to 100 votes per share. Additionally, each holder of a share of Series B Preferred Stock is entitled to a liquidation preference equal to $100 plus accrued and unpaid dividends thereon, whether or not declared.

10.     Warrants

      The company’s warrant activity is as follows:

Warrants

Balance at December 31, 1999	2,096,699
Exercise of warrants during 2000.	(549,579)
Cancellation of warrants during 2000	(10,723)
Warrants issued in connection with Convertible Notes	200,000

Balance at December 31, 2000	1,736,397
Exercise of warrants during 2001	(21,385)
Cancellation of warrants during 2001	(272,830)

Balance at December 31, 2001	1,442,182
Exercise of warrants during 2002	—
Cancellation of warrants during 2002	(630,736)

Balance at December 31, 2002	811,446

      Outstanding warrants primarily relate to warrants received in connection with Preferred Stock outstanding prior to the IPO in 1999. The Company issued 200,000 warrants with an exercise price of $4.00 and an expiration date of September 30, 2005 in 2000 in connection with the Convertible Notes. Of the warrants outstanding at December 31, 2002, approximately 611,000 warrants expire during the year ended December 31, 2003. These warrants have an exercise price ranging between $7.01 and $8.42.

11.     Net Loss Per Share

      The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended December 31,

	2002	2001	2000

Net loss	$(405,583)	$(9,812,558)	$(18,830,600)
Weighted average number of common shares	13,520,642	12,026,476	11,487,192
Loss per share:
Basic and diluted	$(0.03)	$(0.82)	$(1.64)

      Due to their antidilutive effects, outstanding shares from the conversion of the Convertible Notes, stock options and warrants to purchase 9,736,686, 9,221,262 and 9,082,735 shares of common stock at December 31, 2002, 2001 and 2000, respectively, were excluded from the computation of diluted earnings per share.

12.     Employee Benefit Plans

Employee Savings and Retirement Plan

      The Company has a 401(k) plan that allows eligible employees to contribute up to 15% of their salary. The Company has total discretion about whether to make an employer contribution to the plan and the amount of the employer contribution. The Company has historically not chosen to match the employee contributions and, therefore, has not incurred any contribution expense.

Stock Options

      In February 1989, the Company adopted an Incentive Stock Option Plan (the “Plan”). During June 1997, the Company’s Board of Directors authorized an increase of 124,747 shares of common stock that can

12.  Employee Benefit Plans (continued)

be issued under the Plan. During 1998, the Company’s Board of Directors increased the number of shares of common stock that can be issued under the plan to 2,316,730. The option price under the Plan will not be less than fair market value of the Company’s common stock on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally four years. Outstanding options expire after ten years.

      During 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan permits the granting of both incentive stock options and nonqualified stock options to employees, directors and consultants. The aggregate number of shares that can be granted under the 1999 Plan is 757,708. During 2000, the Company’s Board of Directors increased the number of shares of common stock that can be issued under the plan to 1,457,708. In 2001, the Board of Directors further increased the number of shares of common stock that can be issued under the plan to 4,756,331. The option exercise price under the 1999 Plan will not be less than fair market value of the Company’s common stock on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally four years. Outstanding options expire after seven to ten years.

      Additional information with respect to stock option activity under the stock option plans is summarized as follows:

	Year ended December 31,

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	4,529,080	$6.69	3,135,812	$9.55	2,445,076	$9.74
Options granted	2,316,821	2.70	1,885,501	2.17	1,100,445	8.56
Options exercised	(189,955)	1.54	(6,488)	1.50	(169,200)	5.30
Options canceled or expired	(730,706)	6.79	(485,745)	7.66	(240,509)	9.90

Outstanding at end of period	5,925,240	$5.30	4,529,080	$6.69	3,135,812	$9.55

Options exercisable at end of period	3,721,302	$5.70	2,508,584	$7.22	1,481,869	$8.59

      The following table summarizes information about stock options outstanding at December 31, 2002.

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
	Outstanding	(In Years)	Price	Exercisable	Price

$0.06 to $2.30.	1,622,202	7.38	$1.93	1,388,364	$1.91
$2.31 to $2.86.	993,464	8.82	2.79	95,085	2.44
$2.88 to $3.81.	1,147,398	7.54	3.17	554,685	3.24
$3.88 to $8.40.	1,185,845	3.32	7.43	1,007,790	7.64
$8.42 to $20.19.	974,725	4.16	13.35	674,572	13.05
$21.50 to $21.50	1,606	4.20	21.50	806	21.50

	5,925,240	6.31	$5.31	3,721,302	$5.70

Employee Stock Purchase Plan

      The Company has an employee stock purchase plan for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month

12.  Employee Benefit Plans (continued)

offering period. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. The employee stock purchase plan authorizes up to 400,000 shares to be granted. During the year ended December 31, 2002 and 2001, shares totaling 29,395 and 70,847 were issued under the plan at an average price of $2.20 and 1.74 per share, respectively. At December 31, 2002, 292,143 shares were reserved for future issuance.

13.     Related Party Transactions

      During 2001, the Company surrendered the recourse right under the stock subscription receivables for two former employees in the amount of $151,969 and the related collateral of 43,484 shares was held by the Company. As a result, the Company accounted for the conversion as the repurchase of shares previously exercised as a treasury stock transaction. The fair value of the collateral shares on the conversion date was $126,159, and was recorded as treasury stock. The shares under the new non-recourse notes were accounted for as the grant of new stock compensation arrangement and are accounted for, as a variable award pursuant to the terms in EITF issue 95-16, “Accounting for Stock Compensation Arrangement with Employer Loan Features”. Stock compensation expense in the amount of $59,300 was recognized during the year ended December 31, 2001, since the original recourse notes exceeded the fair value of the shares on the conversion date.

      During 2002, the Company surrendered the recourse right under the stock subscription receivables for two employees in the amount of $122,381 and the related collateral of 30,677 shares was held by the Company. As a result, the Company accounted for the conversion as the repurchase of shares previously exercised as a treasury stock transaction. The fair value of the collateral shares on the conversion date was $79,219, and was recorded as treasury stock.

      The Company recognized approximately $860,000, $623,000, and $303,000 in revenue for services rendered to a financial institution during the years ended December 31, 2002, 2001 and 2000, respectively. One of our directors is Chairman and Chief Executive Officer of the financial institution. The financial institution owed $163,000 and $176,000 to the Company at December 31, 2002 and 2001, respectively. Such amounts are included in “Accounts Receivable” on the balance sheets.

14.     Non-Recurring Charges

      The Company incurred and paid a one-time charge of $209,434 including severance and benefit payments during the twelve months ended December 31, 2001 as a result of the staff reduction of 23 employees, approximately 9% of the total employees, on January 3, 2001.

15.     Subsequent Events

      On February 26, 2003, the Company received notice from the Nasdaq Stock Market that it would be delisted from the Nasdaq National Market at the opening of business on March 6, 2003. This notice was received because the Company did not comply with the continued listing requirements for inclusion in the National Market. The Company is appealing this notice on the basis that it expects to be able regain compliance within a reasonable time period. If its appeal is denied, or it cannot regain compliance, the Company will apply for listing on the Nasdaq SmallCap Market, for which it is currently, and expects to remain, qualified.

16.     Summarized Quarterly Data (Unaudited)

      The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years 2002 and 2001 is as follows:

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Total revenues	$7,827,379	$7,878,977	$8,151,876	$8,495,951
Gross profit	3,893,627	4,205,253	4,613,082	5,014,240
Net (loss) income	$(806,722)	$(133,068)	$92,593	$441,614

Net (loss) income per share	$(0.06)	$(0.01)	$0.01	$0.03

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

Total revenues	$5,563,490	$6,008,203	$6,374,562	$6,689,508
Gross profit	1,915,711	2,448,695	2,812,901	3,144,722
Loss before extraordinary gain	(3,361,965)	(2,692,359)	(3,108,429)	(1,732,958)

Net loss	$(3,361,965)	$(1,609,206)	$(3,108,429)	$(1,732,958)

Loss per share before extraordinary gain	$(0.29)	$(0.23)	$(0.26)	$(0.13)
Net loss per share	$(0.29)	$(0.14)	$(0.26)	$(0.13)

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      No changes in or disagreements with accountants on accounting and financial disclosure have occurred during the two most recent fiscal years.

PART III

Item 10.     Directors and Executive Officers of the Company

      The information required by this item is incorporated by reference to the sections and subsections entitled (i) “Proposal One, Election of Directors,” (ii) “Executive Compensation” and (iii) “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference to the section entitled “Executive Compensation” contained in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Except as set forth below, the information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners” contained in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table summarizes information about our equity compensation plans as of December 31, 2002.

			Number of securities
			remaining available for
			future issuance under
			equity compensation
	Number of securities		plans (excluding
	to be issued upon	Weighted-average	securities reflected in
	exercise of	exercise price of	the second column of
Plan category	outstanding options	outstanding options	this table)

Equity compensation plans approved by security holders	2,850,222 (1)	$8.28	515,265	(2)(3)
Equity compensation plans not approved by security holders	3,075,018	2.53	454,272

Total	5,925,240	$5.30	969,537

(1)	Includes 1,050,472 shares of our common stock to be issued upon exercise of outstanding options granted under the Online Resources 1989 Stock Option Plan and 4,874,768 shares of our common stock to be issued upon exercise of outstanding options granted under the Online Resources 1999 Stock Option Plan.
(2)	Represents shares of our common stock reserved under the Online Resources 1999 Stock Option Plan. Excluding 1,050,472 shares of our common stock to be issued upon exercise of outstanding options, there are no longer any shares remaining available for future issuance under the Online Resources 1989 Stock Option Plan.
(3)	Includes 292,143 shares of our common stock reserved under the Online Resources Employee Stock Purchase Plan.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the section entitled “Certain Transactions” contained in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14.     Controls and Procedures

      Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-14c and 15d-14c) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

      Changes in our controls. Subsequent to the date of the evaluation of our disclosure controls and procedures, there have been no significant changes in our internal controls or any other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Exhibits and Financial Statements and Schedules.

      (1) Financial Statements. The Company’s financial statements are included in Part II, Item 8 of this report on Form 10-K.

      (2) Schedule II — Valuation and Qualifying Accounts.

      (3) List of Exhibits.

3.1	Form of Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
3.2	Form of Amended and Restated Bylaws of the Company (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
3.3	Certificate of Designation of Shares of Series B Junior Participating Preferred Stock
4.1	Specimen of Common Stock Certificate of the Company (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.2	Form of warrants issued in 1995 in conjunction with bridge notes (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.3	Form of warrants issued in 1995 and 1996 to purchasers of notes due December 31, 1997 (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.4	Form of warrants issued to purchasers of senior notes due June 30, 1999 (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.5	Form of warrants issued to purchasers of Series C preferred stock in 1997 (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.6	Form of warrants issued to Dominion Fund IV (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.7	Form of warrants issued in 1998 to Sirrom Capital Corporation (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.8	Form of warrants issued to purchasers of Series C preferred stock in 1998 and 1999 (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.9	Form of warrants issued to placement agents (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.10	Registration Rights Agreement for purchasers of Series C preferred stock and Sirrom Capital Corporation (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.11	Indenture dated September 28, 2000 between the registrant and Bankers Trust Company, as trustee. (Filed as Exhibit 4.1 to our Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 and incorporated herein by reference)
4.12	Form of warrants issued to placement agent (Filed as Exhibit 4.3 to our Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 and incorporated herein by reference)

4.13	Registration Rights Agreement dated September 28, 2000 among the Registrant and Jefferies & Company, Inc. as the placement agent (Filed as Exhibit 4.2 to our Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 and incorporated herein by reference)
4.14	Rights Agreement dated as of January 11, 2002, between the registrant and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Form 8-K filed on January 15, 2002 and incorporated herein by reference.
10.1	Lease Agreement for premises at 7600 Colshire Drive, McLean, Virginia (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.2	Online Resources & Communications Corporation 1989 Stock Option Plan (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.3	1999 Stock Option Plan (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.4	Employee Stock Purchase Plan (Incorporated by reference from our registration statement on Form S-8; Registration No. 333-40674)
23.1	Consent of Ernst & Young LLP (See Exhibit attached to this Report)

  (b) Reports on Form 8-K.

      The registrant has filed no Forms 8-K during the quarter ended December 31, 2002.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

      We have audited the financial statements of Online Resources Corporation as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 11, 2003, except for Note 15, as to which the date is February 26, 2003, (included elsewhere in the Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a)(2) of the Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

McLean, Virginia

February 11, 2003

Schedule II — Valuation and Qualifying Account and Reserve

	Balance at
	Beginning			Balance at
	of			End of
Classification	Period	Additions	Deductions	Period

Allowance for doubtful accounts:
Year ended December 31, 2000	$151,435	$213,245	$247,370	$117,310
Year ended December 31, 2001	$117,310	$239,564	$321,874	$35,000
Year ended December 31, 2002	$35,000	$88,000	$46,095	$76,905

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

ONLINE RESOURCES CORPORATION

Date: March 28, 2003

By:	/s/ MATTHEW P. LAWLOR _______________________________________ Matthew P. Lawlor

Chairman and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MATTHEW P. LAWLOR Matthew P. Lawlor	Chairman and Chief Executive Officer	March 31, 2003

/s/ CATHERINE A. GRAHAM Catherine A. Graham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2003

/s/ MICHAEL R. HOMON Michael R. Homon	Controller (Controller and Principal Accounting Officer)	March 31, 2003

/s/ THOMAS S. JOHNSON Thomas S. Johnson	Director	March 31, 2003

/s/ JOSEPH J. SPALLUTO Joseph J. Spalluto	Director	March 31, 2003

/s/ DAVID A. O’CONNOR David A. O’Connor	Director	March 31, 2003

/s/ ERVIN R. SHAMES Ervin R. Shames	Director	March 31, 2003

/s/ GEORGE M. MIDDLEMAS George M. Middlemas	Director	March 31, 2003

/s/ BARRY D. WESSLER Barry D. Wessler	Director	March 31, 2003

/s/ MICHAEL H. HEATH Michael H. Heath	Director	March 31, 2003

Certification under Section 906

Of the Sarbanes-Oxley Act of 2002

      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Online Resources Corporation.

By:	/s/ MATTHEW LAWLOR

Name: Matthew P. Lawlor

Title:	Chairman of the Board, and Chief Executive Officer

By:	/s/ CATHERINE GRAHAM

Name: Catherine A. Graham,

Title:	Executive Vice President,

and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Matthew Lawlor, certify that:

1. I have reviewed this annual report on Form 10-K of Online Resources Corporation

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MATTHEW LAWLOR

Name: Matthew P. Lawlor

Title:	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2003

CERTIFICATIONS

I, Catherine Graham, certify that:

1. I have reviewed this annual report on Form 10-K of Online Resources Corporation

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ CATHERINE GRAHAM

Name: Catherine A. Graham,

Title:	Executive Vice President,

and Chief Financial Officer (Principal Financial Officer)

Date: March 31, 2003