Form 10-Q
period 2003-03-31
ONLINE RESOURCES CORP
filed 2003-05-13
CIK 888953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________________ TO __________________

COMMISSION FILE NUMBER 0-26123

ONLINE RESOURCES CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	52-1623052

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

7600 COLSHIRE DRIVE, McLEAN, VIRGINIA	22102

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

YES   X                   NO __

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES __                   NO   X

     As of April 15, 2003 there were 13,726,012 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ONLINE RESOURCES CORPORATION

UNAUDITED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$4,033,124	$2,290,950
Investments	4,499,933	4,494,877
Accounts receivable (net of allowance of approximately $77,000 and $77,000 at March 31, 2003 and December 31, 2002, respectively)	4,434,058	3,825,801
Deferred implementation costs	609,798	631,087
Prepaid expenses and other current assets	848,203	771,986

Total current assets	14,425,116	12,014,701

Property and equipment, net	7,577,777	7,804,229
Deferred implementation costs, less current portion	426,241	401,051
Debt issuance costs	596,191	659,879
Other assets	346,931	450,080

Total assets	$23,372,256	$21,329,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$436,924	$891,313
Accrued expenses and other current liabilities	1,396,748	984,535
Accrued compensation	803,877	743,107
Deferred revenues	496,135	531,789
Current portion of capital lease obligations	214,376	213,913

Total current liabilities	3,348,060	3,364,657

Capital lease obligation, less current maturities	57,201	111,491
Deferred revenues, less current portion	324,274	355,662
Notes payable	12,000,000	12,000,000

Total liabilities	15,729,535	15,831,810

Commitments
Stockholders’ equity:
Series A convertible preferred stock, $.01 par value; 1,000,000 shares authorized, none issued at March 31, 2003 and December 31, 2002	—	—
Series B junior participating preferred stock, $0.01 par value; 297,500 shares authorized, none issued at March 31, 2003 and December 31, 2002	—	—
Common stock, $.0001 par value; 35,000,000 shares authorized, 13,789,818 issued and 13,714,293 outstanding at March 31, 2003; and 13,781,946 issued and 13,706,421 outstanding at December 31, 2002, respectively	1,371	1,370
Additional paid-in capital	91,442,049	91,410,356
Accumulated deficit	(83,577,276)	(85,700,448)
Treasury stock, 75,525 shares at March 31, 2003 and December 31, 2002	(227,800)	(227,800)
Accumulated other comprehensive income	4,377	14,652

Total stockholders’ equity	7,642,721	5,498,130

Total liabilities and stockholders’ equity	$23,372,256	$21,329,940

See accompanying notes to unaudited financial statements.

ONLINE RESOURCES CORPORATION
UNAUDITED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Revenues:
Banking services	$1,307,911	$1,300,617
Payment services	4,574,793	3,391,614
Consumer contact services	2,415,496	2,112,643
Professional services and other	2,711,798	1,022,505

Total revenues	11,009,998	7,827,379

Costs and expenses:
Service costs	3,549,493	3,502,630
Implementation and other costs	300,996	431,122

Costs of revenues	3,850,489	3,933,752

Gross profit	7,159,509	3,893,627

General and administrative	2,311,646	1,705,562
Sales and marketing	1,544,653	1,263,515
Systems and development	890,654	1,201,247

Total expenses	4,746,953	4,170,324

Income (loss) from operations	2,412,556	(276,697)

Other (expense) income:
Interest income	22,724	47,016
Interest expense	(312,108)	(351,440)
Other	—	(33,794)
Debt conversion expense	—	(191,807)

Total other expense	(289,384)	(530,025)

Net income (loss)	$2,123,172	$(806,722)

Net income (loss) per share:

Basic	$0.15	$(0.06)
Diluted	$0.15	$(0.06)

Shares used in calculation of net income (loss) per share:
Basic	13,707,749	13,278,464
Diluted	14,289,870	13,278,464

See accompanying notes to unaudited financial statements.

ONLINE RESOURCES CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,

	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$2,123,172	$(806,722)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Debt conversion expense	—	191,807
Depreciation	738,221	562,540
Amortization of debt issuance costs	63,688	62,891
Stock compensation	—	58,246
Provision for losses on accounts receivable	—	24,000
Net realized gain on investments	(5,158)	(4,190)
Amortization of bond premium	2,008	3,232
Changes in assets and liabilities:
Accounts receivable	(608,257)	(693,769)
Prepaid expenses and other current assets	(76,217)	(149,044)
Deferred implementation costs	(3,901)	266,938
Other assets	103,149	398,941
Accounts payable	(454,389)	(134,465)
Accrued expenses	472,983	543,850
Deferred revenues	(67,042)	(153,986)

Net cash provided by operating activities	2,288,257	170,269

INVESTING ACTIVITIES
Purchase of available for sale securities	(4,804,948)	(1,634,401)
Sales of available for sale securities	4,792,767	2,847,432
Purchases of property and equipment	(511,769)	(1,143,113)

Net cash (used in) provided by investing activities	(523,950)	69,918

FINANCING ACTIVITIES
Net proceeds from issuance of common stock	31,694	86,060
Principal payment of capital lease obligations	(53,827)	(65,257)

Net cash (used in) provided by financing activities	(22,133)	20,803

Net increase in cash and cash equivalents	1,742,174	260,990
Cash and cash equivalents at beginning of period	2,290,950	2,120,252

Cash and cash equivalents at end of period	$4,033,124	$2,381,242

Supplemental information to statement of cash flows:

Cash paid for interest	8,400	28,548
Conversion of notes payable	—	1,000,000
Unrealized loss on investment	(10,275)	(26,554)

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

INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2002, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2003. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

RECENT PRONOUNCEMENTS

     The FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, those gains and losses will now be classified in operating income or expense. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002 and all other provisions are effective for financial statements issued on or after May 15, 2002. The Company has adopted SFAS No. 145 in 2003, which will result in reclassification of extraordinary gains of $1.1 million from extinguishment of debt so that they are reflected as part of operating income in 2001.

2. REVENUE RECOGNITION

     The Company generates revenues from service fees, professional services, and other revenues. Revenues from service fees are reported in the statements of operations based on three business lines, banking services, payment services and consumer contact services. In prior years, revenues from these business lines were reported as service fees. Revenue amounts reported in prior periods have been reclassified to conform to the 2003 presentation. Service fee revenue from these three business lines includes account access fees, transaction fees, customer service, new user setup, communications and other services. Revenue from banking services, payment services and consumer contact services are recognized over the term of the contract as the services are provided. Professional services and other revenues are generated from the linking of the Company’s financial institution client’s to the Company’s Quotien e-financial suite through various networks and the Company’s gateways and the sale of software used to access the e-financial suite. Other revenue also includes termination fees, which are recognized at the date of termination of a contract. Implementation revenue and related direct implementation costs are recognized on a straight-line basis over the contract term. In prior years, professional services and other fees were included as implementation and other revenues. Although the Company has three business lines, banking services, payment services and consumer contact services, it does not track costs and expenses at the business line level.

3. MAJOR CUSTOMER

     One of the Company’s financial institution clients, California Federal Bank or Cal Fed, accounted for approximately $3.3M and $1.1M or 30% and 14% of the Company’s revenue, for the quarter ending March 31, 2003 and 2002, respectively. Citigroup acquired Cal Fed, and converted the Cal Fed customers to the Citigroup banking and bill payment platform in the first quarter of 2003. Of the $3.3M in revenue earned from Cal Fed during the first quarter of 2003, $2.2 million represented a one-time fee resulting from Cal Fed ceasing to use our platform. While there will be a subsequent decrease in revenue and profits for the second quarter of 2003, resulting from the loss of Cal Fed, we expect to achieve operating breakeven for the second quarter and return to net income profitability in the second half of 2003.

4. NET INCOME (LOSS) PER SHARE

     Basic and diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding.

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Net income (loss)	$2,123,172	$(806,722)

Weighted average number of common shares
Basic	13,707,749	13,278,464
Diluted	14,289,870	13,278,464

Income (loss) per share:
Basic	$0.15	$(0.06)
Diluted	$0.15	$(0.06)

5. EQUITY

     During the three months ended March 31, 2003, employees exercised 7,872 shares of common stock under the Company’s stock option plan with net proceeds to the Company of approximately $31,693.

6. NOTES PAYABLE

     On September 28, 2000, the Company completed the private placement of $20 million in Convertible Notes to a group of accredited investors and received proceeds of $18.7 million net of debt issuance costs of $1.3 million including commission of $917,200. The Convertible Notes carry an 8% coupon and interest payment dates are April 1 and October 1 of each year. The Convertible Notes were initially convertible at a price of $4.75 per share but are subject to an annual reset under certain circumstances. In no event can the conversion price under the terms of the Convertible Notes be reset to a price of less than $4.00 per share. Subject to certain conditions, the Company may redeem all or part of the Convertible Notes prior to maturity

     During the 2001 year, the Company paid $2.2 million to repurchase $3.5M, of the Convertible Notes in privately negotiated transactions. On September 28, 2001, November 2, 2001 and March 27, 2002, $2.5 million, $1.0 million and $1.0 million of the Convertible Notes were converted, under separately negotiated agreements with several holders of the Convertible Notes, at $2.00, $3.05 and $3.39 per common share, respectively, instead of the $4.00 conversion price that otherwise existed under the Convertible Notes. The induced conversion which occurred on March 27, 2002 resulted in the issuance of 295,031 shares or 45,031 additional shares, respectively, had the Convertible Notes been converted at the $4.00 per common share conversion price. For the quarter ending March 31, 2002, the Company recognized a $141,848 non-cash debt conversion expense and wrote off $49,959 of related debt issuance costs in connection with the transaction. Accordingly, as of March 31, 2003, $12.0 million of the Convertible Notes remains outstanding and matures on September 30, 2005. Based on the established $4.00 conversion price, the Convertible Notes would be exchanged for three million shares of the Company’s common stock at March 31, 2003.

     Interest expense and amortization of the debt issuance cost related to the Convertible Notes for the three months ended March 31, 2003 and 2002 was $240,000 and $260,000, respectively. As of March 31, 2003 and 2002, accrued interest on notes payable totaled $480,000 and $480,000, respectively.

7. COMPONENTS OF COMPREHENSIVE INCOME

     Comprehensive income includes the Company’s net income (loss) adjusted for changes, net of tax, of unrealized gains (losses) on investments in marketable securities. Comprehensive income for the three months ended March 31, 2003 and 2002 is as follows:

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Comprehensive income:
Net income (loss)	$2,123,172	$(806,722)
Unrealized loss on investments in marketable securities	(10,275)	(26,554)

Total comprehensive income (loss):	$2,112,897	$(833,276)

8. STOCK BASED COMPENSATION

     The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No.

148, Accounting for Stock-Based Compensation – Transition and Disclosure. In electing to continue to follow APB No. 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS No. 148 for stock-based compensation granted, including, if materially different from reported results, disclosure of pro forma net earnings or losses and earnings or losses per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123.

     The weighted-average fair values at date of grant for options granted during the three months ended March 31, 2003 and 2002 were $2.00 and $2.22, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Dividend yield	—	—
Expected volatility	93%	104%
Risk-free interest rate	3.03%	5.06%
Expected life in years	5.0	6.7

     A reconciliation of the Corporation’s net income (loss) to pro forma net income (loss), and the related basic and diluted pro forma net income (loss) per share amounts, for three months ended March 31, 2003 and 2002, is provided below. For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123. Further, pro forma stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period.

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Net income (loss)	$2,123,172	$(806,722)
Adjustment to net income (loss) for:
Pro forma stock-based compensation expense	(532,866)	(846,278)
Pro forma net income (loss)	$1,590,306	$(1,653,000)
Pro forma net income (loss) per share:
Basic	$0.12	$(0.12)
Diluted	$0.11	$(0.12)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS.

CAUTIONARY NOTE

     The following management’s discussion and analysis should be read in conjunction with the accompanying Financial Statements and Notes thereto. This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to:

•	Any statement in this document that are not statements of historical fact may be considered forward-looking;

•	Forecasts of growth in business-to-business electronic commerce, and growth in the number of consumers using online banking and billpaying services;

•	Statements regarding trends in our revenues, expense levels, and liquidity and capital resources;

•	Statements about the sufficiency of the proceeds from the sale of securities and cash balances to meet currently planned working capital and capital expenditure requirements for at least the next twelve months; and

•	Other statements identified or qualified by words such as “likely”, “will”, “suggest”, “may”, “would”, “could”, “should”, “expects”, “anticipates”, “estimates”, “plans”, “projects”, “believes”, “seek”, “intend” and other similar words that signify forward-looking statements.

     These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003. These risks include, among others, the following:

•	our history of prior losses and lack of certainty as to our continuing profitability;

•	possible fluctuations of our quarterly financial results;

•	our potential need for additional capital to achieve continued revenue and profit growth;

•	our customer base may not continue to increase;

•	our dependence on the marketing efforts of third parties;

•	our dependence on our financial institution clients to market our services;

•	the possibility that we may not be able to expand to meet increased demand for our services and related products;

•	the potential adverse impact that a loss of a material client or restructure of our agreement with a material customer may have on our financial results;

•	our potential inability to compete with larger, more established businesses offering similar products or services; - our inability to attract and retain qualified management and technical personnel and our dependence on our executive officers and key employees;

•	possible security breaches or system failures disrupting our business and the liability associated with these disruptions;

•	the possibility of the development of defective new products;

•	the potential obsolescence of our technology or the offering of new, more efficient means of conducting Internet banking and bill payment;

•	reduction or elimination of the fees we charge for some services due to the consumer demand for low-cost or free online financial services;

•	the potential impact of the consolidation of the banking and financial services industry;

•	interference with our business from the adoption of government regulations;

•	our need to maintain satisfactory ratings from federal depository institution regulators;

•	the potential of litigation;

•	the potential control of the management and affairs of the Company by our executives and directors;

•	our volatile stock price;

•	the trading of a substantial number of shares adversely impacting the price of our shares;

•	the possibility that we fail to meet the maintenance standards for continued listing on The NASDAQ National Market;

•	the possibility of discouraging a takeover as a result of the adoption of a Stockholder Rights Plan; and

•	the possibility of terrorism and further acts of violence.

OVERVIEW

     We are a leading outsourcer of Internet banking, payment and consumer contact services to financial institution clients nationwide. Our services, branded in the clients’ name, integrate seamlessly into a single-vendor, end-to-end solution, supported by 24x7 customer care, targeted consumer marketing, training and other network and technical professional products and services.

     Registered customers are the major driver of our revenue. The number of customers using our services increased by 30% compared to the first quarter of 2002, resulting in a 22% increase in services revenue. While we have seen some reduction in recurring revenue per user, this has been more than offset by declining costs. In the first quarter of 2003, we reduced our cost of revenue, driving down our recurring cost per user by 25% and increasing our gross margin by 15 percentage points.

     We have long-term service contracts with our financial institution clients. The majority of our revenue is recurring, though these contracts also provide for implementation, set-up and other non-recurring fees. Banking services revenue is based either on a monthly license fee allowing our financial institution client to register an unlimited number of customers, or on a monthly fee for each registered customer. Payment services revenue is based on either a monthly fee for each customer enrolled, a fee per executed transaction, or a combination of the two. Our financial institution clients pay all of our fees and then determine if or how they want to pass these costs on to their customers. They typically provide Internet banking services to customers free of charge, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products. Almost all of our financial institution clients, however, charge their customers for providing payment services.

     As a network-based service provider, we have made substantial up-front investments in our infrastructure, particularly for our proprietary systems. While we continue to incur ongoing development and maintenance costs, we believe the infrastructure we have built provides us with significant operating leverage. Beginning in 2003, we are undertaking an effort to upgrade and rewrite certain of our applications infrastructure over a period of two to three years. We expect that this effort will require incremental capital expenditures, primarily for additional development labor, of between $3.0 million and $5.0 million over that period.

     We continue to automate processes and develop applications that allow us to make only small increases in labor and other operating costs relative to increases in customers and transactions. We believe our financial and operating performance will be based primarily on our ability to leverage additional users and transactions over this relatively fixed cost base.

FINANCIAL CONDITION

     While we have achieved net income profitability for the past three quarters and expect our annual profitability to be sustainable, we have historically experienced operating losses and negative cash flow due to the initial costs of developing our infrastructure and the early revenues typical of an emerging market segment. As a result, at March 31, 2003 we had an accumulated deficit of $83.6 million. We have funded our operations primarily through the issuance of equity and debt securities. Our ongoing working capital requirements consist primarily of personnel costs related to providing our services and operating, enhancing and maintaining our systems.

     We believe that cash, cash equivalents and investment balances will be sufficient to meet our current anticipated operating requirements for at least the next twelve months. However, there can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required. We intend to invest our cash in excess of current operating requirements in marketable government, corporate and mortgage-backed securities.

     Cash and investments in securities available for sale were $8.5 and $6.8 million as of March 31, 2003 and December 31, 2002, respectively. The $1.7 million increase in cash and investments resulted primarily from cash provided by operating activities of $2.3 million being partially offset by cash used for capital expenditures of $0.5 million. Total liabilities decreased slightly from $15.8 million as of December 31, 2002 to $15.7 million as of March 31, 2003.

     During 2002, Citigroup acquired our largest client, California Federal Bank or Cal Fed, and converted the Cal Fed customers to the Citigroup banking and bill payment platform in the first quarter of 2003. For the quarter ended March 31, 2003, we derived approximately $0.8 million in revenue from the banking and customer care portion of services to Cal Fed and approximately $0.3 million in revenue from the bill payment portion of services. In addition, we received $2.2 million in fee income resulting from Cal Fed ceasing to use our platform. Cal Fed accounted for $3.3 million or 30% of our revenue for the quarter ended March 31, 2003. While there will be a subsequent decrease in revenue and profits for the second quarter of 2003, we expect to experience continued growth in our non-Cal Fed business, achieve operating breakeven for the second quarter and return to net income profitability in the second half of 2003.

     Additionally, BB&T Corporation has announced its intention to acquire our second largest customer, First Virginia Banks, Inc., in the third quarter of 2003. We have received no definitive notification from First Virginia as to the impact the acquisition, will have on our relationship. The acquisition, however, may result in the migration of First Virginia’s business to the Internet banking and bill payment platform utilized by BB&T. Given the expected timing of this transaction, any First Virginia migration would likely have little or no effect on expected 2003 financial performance. For the quarter ended March 31, 2003, we derived approximately $0.3 million in revenue from the banking and customer care portion of services to First Virginia and approximately $0.2 million in revenue from the bill payment portion of services. First Virginia accounted for $0.5 million or 4% of our revenue for the quarter ended March 31, 2003.

     As with similar service providers, we are vulnerable to a loss of business associated with the acquisition of our clients. Though the loss of Cal Fed and the potential loss of First Virginia may have a temporary impact on our revenue base, the growth in usage among our remaining clients and our ability to attract new clients remains unaffected. We expect the departure of Cal Fed and any future loss of First Virginia as a client to have little effect on our long-term growth trends. Additionally, our remaining client base contains very little concentration of revenues. If Cal Fed and First Virginia are removed from our client base, no remaining client accounts for more than 3% of revenue.

Results of Operations

     The following table presents certain items derived from our statements of operations expressed as a percentage of revenue.

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Statement of Operations Data:
Revenues:
Banking services	11.9%	16.6%
Payment services	41.6	43.3
Consumer contact services	21.9	27.0
Professional services and other	24.6	13.1

Total revenues	100.0	100.0

Costs and expenses:
Service costs	32.3	44.8
Implementation and other costs	2.7	5.5

Costs of revenues	35.0	50.3

Gross profit	65.0	49.7

General and administrative	21.0	21.8
Sales and marketing	14.0	16.1
Systems and development	8.1	15.3

Total expenses	43.1	53.2

Income (loss) from operations	21.9	(3.5)

Other income (expenses)	(2.6)	(4.3)
Debt conversion expense	—	(2.5)

Net income (loss)	19.3%	(10.3)%

     THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

     Revenue. We generate revenue from Internet banking services, payment services, consumer contact services and professional services and other revenues. Revenue increased $3.2 million, or 41%, to $11.0 million for the three months ended March 31, 2003, from $7.8 million for the same period of 2002. During the first quarter of 2003, Internet banking services revenue remained flat at $1.3 million primarily due to financial institutions moving from monthly variable pricing per internet banking customer to a fixed license fee for all potential banking customers, resulting in a 22% decrease in the average monthly fee per banking customer. Payment services revenue increased 35% to $4.6 million, driven by a 35% increase in the number of quarter-end bill pay customers and a 34% increase in the number of bill payment transactions processed during the quarter. Consumer contact services revenue increased 14% to $2.4 million, driven by an increase of 30% in the number of quarter-end customers utilizing either banking or bill payment services, offset by a decrease of 5% in the average monthly fee per customer contact services user. Additionally, professional services and other revenues increased 165% to $2.7 million during the quarter ended March 31, 2003, primarily due to $2.2 million in fee income resulting from Cal Fed ceasing to use our platform.

     Cost of Revenue. Cost of revenue encompasses the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and related products. Cost of revenues remained flat at $3.9 million for the three months ended March 31, 2003 primarily due to a $172,000 decrease in customer service costs, a $77,000 decrease in telecommunications costs and a $64,000 decrease in bank implementations costs offset by a $210,000 increase in bill payment processing costs. The decrease in customer service costs was due to a reduction in headcount resulting from technological efficiencies implemented since the first quarter of 2002. The decrease in telecommunications costs is due to a one-time charge that was incurred during the first quarter of 2002, while the decrease in bank implementation costs is the result of a decrease in the cost to implement new financial institutions. The increases in payment processing costs resulted from increases in the number of bill pay customers and payment transactions. The number of payment transactions processed increased by 34% from 3.7 million during the first quarter of 2002 to 4.9 million during the same period in 2003. As a result of the total cost of revenue remaining flat compared to the first quarter of 2002, the recurring monthly cost per user decreased by 25%, due to a 30% increase in the number of customers using our services.

     Gross Profit. Gross profit increased to $7.2 million for the three months ended March 31, 2003 from $3.9 million for the same period of 2002. Gross profit as a percentage of revenue improved to 65% from 50% in the prior year, due to increased service fees leveraged over our relatively fixed cost of revenue and the $2.2 million of fee income received from Cal Fed for which no costs were incurred. Exclusive of the Cal Fed $2.2 million fee, gross profit as a percentage of revenue would have improved to 56%. Gross profit also improved as a result of improved efficiency from technology development and cost control initiatives.

     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $0.6 million, or 36%, to $2.3 million in the first quarter of 2003, from $1.7 million for the same period in 2002. The increase in general and administrative expenses is primarily attributable to increased depreciation expenses resulting from increased capitalization of software development costs and increased salary and benefits costs as a result of additional personnel, the restoration of salaries and the implementation of a profit sharing plan. General and administrative expenses as a percentage of revenue decreased to 21% in the quarter from 22% in the corresponding quarter of the prior year.

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $0.3 million, or 22%, to $1.5 million in the first quarter of 2003, from $1.3 million for the same period of 2002. The primary reason for the increase in sales and marketing expenses was the result of higher sales commissions resulting from an increase in the number of financial institutions signed quarter over quarter and the increase of salaries.

     Systems and Development. Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the research and development of new services and products, and new technology to enhance existing products. Systems and development expenses decreased $0.3 million, or 26%, to $0.9 million in the first quarter of 2003, from $1.2 million for the same period in 2002. The decrease in our systems and development expenses was mainly due to a reduction in compensation and consulting costs incurred for the quarter. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalized $0.4 and $0.2 million for the three months ended March 31, 2003 and 2002, respectively.

     Income (Loss) from Operations. Income from operations increased $2.7 million, or 972%, to $2.4 million for the three months ended March 31, 2003, from a $0.3 million loss for the same period in 2002. The significant increase in income from operations was primarily due to increases in service fee revenue leveraged over relatively fixed costs, and the $2.2 million in fee income received from the conversion of Cal Fed.

     Other Income and Expenses. Interest income decreased $24,000, or 52%, to $23,000 for the three months ended March 31, 2003, from $47 thousand for the same period in 2002. The decrease was due to the lower average cash and investment balances and lower interest rates. Interest and other expense decreased $0.3 million, or 46%, to $0.3 million in the first quarter of 2003, as compared to $0.6 million in the first quarter of 2002, as the result of lower interest expense and amortization of debt issuance costs due to the conversion of Convertible Notes. The conversion of $1.0 million in Convertible Notes in March 2002 resulted in a non-cash debt conversion expense of $0.2 million attributable to the issuance of 45,031 incremental shares of common stock. Until September 2005, unless the Convertible Notes are earlier converted or repurchased, we will continue to incur interest expense related to the Convertible Notes.

     Net Income (Loss) and Income (Loss) Per Share. Net income was $2.1 million for the three months ended March 31, 2003, compared to a net loss of $0.8 million for the same period of 2001. Basic and diluted income per share was $0.15 for the three months ended March 31, 2003 compared to a basic and diluted loss per share of $(0.06) for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and investments in available for sale securities increased $1.7 million to $8.5 million from $6.8 million as of March 31, 2003 and December 31, 2002, respectively, primarily as a result of cash provided by operating activities of $2.3 million partially offset by capital expenditures of $0.5 million.

     Net cash provided by operating activities was $2.3 million for the three months ended March 31, 2003. The increase resulted primarily from the collection of $1.7 million of the non-recurring $2.2 million in fee income earned from Cal Fed.

     Net cash used in investing activities for the three months ended March 31, 2003 was $0.5 million, which primarily consisted of capital expenditures of $0.5 million.

     Net cash used in financing activities was $22,000 for the three months ended March 31, 2003 relating primarily to capital lease payments. At March 31, 2003, we had cash and cash equivalents of $4.0 million, investments in available for sale securities of $4.5 million, working capital of $11.1 million, long-term obligations of $12.0 million and stockholders’ equity of $7.6 million.

     We believe that cash, cash equivalents and investment balances will be sufficient to meet our current anticipated operating requirements for at least the next twelve months. However, there can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required. We intend to invest our cash in excess of current operating requirements in marketable government, corporate and mortgage-backed securities.

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

		MARCH 31, 2003

	AMORTIZED		INTEREST
	COST	FAIR VALUE	RATE

U.S. government treasury obligations	$4,341,588	$4,345,923	1.13%
Commercial obligations	153,966	154,010	1.35%

Total investments	$4,495,555	$4,499,933

     Long-term debt as of March 31, 2003 is comprised of Convertible Notes with an 8% fixed interest rate and capital lease obligations with interest rates ranging from 4% to 13%. Since these Convertible Notes have a fixed interest rate, we are not exposed to fluctuations in interest rates in this portion of our long-term debt.

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the

Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits None

(B)	Reports on Form 8-K — None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE RESOURCES CORPORATION

Date: May 13, 2003	By: /s/ Matthew P. Lawlor Matthew P. Lawlor Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2003	By: /s/ Catherine A. Graham Catherine A. Graham Chief Financial Officer and Executive Vice President (Principal Financial Officer)

Date: May 13, 2003	By: /s/ Michael R. Homon Michael R. Homon Controller (Controller and Principal Accounting Officer)

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

By: /s/ Matthew Lawlor Name: Matthew P. Lawlor Title: Chairman of the Board, and Chief Executive Officer

By: /s/ Catherine Graham Name: Catherine Graham Title: Executive Vice President, and Chief Financial Officer (Principal Financial Officer)

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By	/s/ Matthew P. Lawlor Matthew P. Lawlor, Chairman and Chief Executive Officer (Principal Executive Officer)

I, Catherine A. Graham, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Online Resources Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By	/s/ Catherine A. Graham Catherine A. Graham, Executive Vice President and Chief Financial Officer (Principal Financial Officer)