Form 10-Q
period 2003-06-30
ONLINE RESOURCES CORP
filed 2003-08-14
CIK 888953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________

COMMISSION FILE NUMBER 0-26123

ONLINE RESOURCES CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	52-1623052

(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

7600 COLSHIRE DRIVE, McLEAN, VIRGINIA	22102

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

YES X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES X	NO

As of July 25, 2003 there were 15,354,377 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ONLINE RESOURCES CORPORATION
UNAUDITED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$6,754,645	$2,290,950
Investments	2,416,717	4,494,877
Accounts receivable (net of allowance of approximately $67,000 and $77,000 at June 30, 2003 and December 31, 2002, respectively)	4,319,547	3,825,801
Deferred implementation costs	571,973	631,087
Prepaid expenses and other current assets	1,156,662	771,986

Total current assets	15,219,544	12,014,701
Property and equipment, net	7,453,288	7,804,229
Deferred implementation costs, less current portion	457,693	401,051
Debt issuance costs	364,523	659,879
Other assets	562,602	450,080

Total assets	$24,057,650	$21,329,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$653,014	$891,313
Accrued expenses and other current liabilities	884,843	984,535
Accrued compensation	929,559	743,107
Deferred revenues	576,453	531,789
Current portion of capital lease obligations	193,203	213,913

Total current liabilities	3,237,072	3,364,657
Capital lease obligation, less current maturities	23,379	111,491
Deferred revenues, less current portion	305,549	355,662
Notes payable	8,100,000	12,000,000

Total liabilities	11,666,000	15,831,810

Commitments and contingencies	—	—

Stockholders’ equity:
Series A convertible preferred stock, $.01 par value; 1,000,000 shares authorized, none issued at June 30, 2003 and December 31, 2002	—	—
Series B junior participating preferred stock, $0.01 par value; 297,500 shares authorized, none issued at June 30, 2003 and December 31, 2002	—	—
Common stock, $.0001 par value; 35,000,000 shares authorized, 15,369,067 issued and 15,293,542 outstanding at June 30, 2003; and 13,781,946 issued and 13,706,421 outstanding at December 31, 2002, respectively	1,529	1,370
Additional paid-in capital	96,339,438	91,410,356
Accumulated deficit	(83,725,491)	(85,700,448)
Treasury stock, 75,525 shares at June 30, 2003 and December 31, 2002	(227,800)	(227,800)
Accumulated other comprehensive income	3,974	14,652
Total stockholders’ equity	12,391,650	5,498,130

Total liabilities and stockholders’ equity	$24,057,650	$21,329,940

See accompanying notes to unaudited financial statements.

ONLINE RESOURCES CORPORATION
UNAUDITED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

Revenues:
Banking services	$943,312	$1,329,385	$2,251,223	$2,630,002
Payment services	4,888,242	3,603,397	9,463,035	6,995,011
Consumer contact services	1,977,316	2,226,039	4,392,812	4,338,682
Professional services and other	608,540	720,156	3,320,338	1,742,661

Total revenues	8,417,410	7,878,977	19,427,408	15,706,356
Costs and expenses:
Service costs	3,306,272	3,156,909	6,855,765	6,500,170
Implementation and other costs	454,153	516,815	755,149	1,107,306

Costs of revenues	3,760,425	3,673,724	7,610,914	7,607,476

Gross profit	4,656,985	4,205,253	11,816,494	8,098,880
General and administrative	1,900,645	1,680,522	4,212,291	3,386,084
Sales and marketing	1,480,936	1,309,175	3,025,589	2,572,690
Systems and development	955,750	1,068,531	1,846,404	2,269,778

Total expenses	4,337,331	4,058,228	9,084,284	8,228,552

Income (loss) from operations	319,654	147,025	2,732,210	(129,672)
Other (expenses) income:
Interest income	13,857	33,266	36,581	80,282
Interest expense	(273,047)	(312,942)	(585,155)	(664,382)
Other	—	(417)	—	(34,211)
Debt repurchase/conversion expense	(181,179)	—	(181,179)	(191,807)

Total other expense	(440,369)	(280,093)	(729,753)	(810,118)

Income (loss) before income taxes	(120,715)	(133,068)	2,002,457	(939,790)
Income tax provision	27,500	—	27,500	—

Net income (loss)	$(148,215)	$(133,068)	$1,974,957	$(939,790)

Net income (loss) per share:
Basic	$(0.01)	$(0.01)	$0.14	$(0.07)
Diluted	$(0.01)	$(0.01)	$0.13	$(0.07)
Shares used in calculation of net income (loss) per share:
Basic	14,108,920	13,557,195	13,909,443	13,418,599
Diluted	14,108,920	13,557,195	14,846,817	13,418,599

See accompanying notes to unaudited financial statements.

ONLINE RESOURCES CORPORATION
UNAUDITED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,

	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$1,974,957	$(939,790)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Debt repurchase/conversion expense	181,179	191,807
Depreciation	1,463,493	1,193,186
Amortization of debt issuance costs	114,177	126,579
Stock compensation	—	58,246
Provision for losses on accounts receivable	(10,000)	113,000
Net realized gain on investments	(6,631)	(6,775)
Amortization of bond premium	5,040	249
Changes in assets and liabilities:
Accounts receivable	(483,746)	(700,059)
Prepaid expenses and other current assets	(384,676)	27,573
Deferred implementation costs	2,472	398,894
Other assets	(112,522)	458,203
Accounts payable	(238,299)	(431,038)
Accrued expenses	86,760	269,390
Deferred revenues	(5,449)	(317,812)

Net cash provided by operating activities	2,586,755	441,653

INVESTING ACTIVITIES
Purchase of available for sale securities	(7,015,442)	(2,303,226)
Sales of available for sale securities	9,084,515	3,914,323
Purchases of property and equipment	(1,112,552)	(1,735,293)

Net cash provided by (used in) investing activities	956,521	(124,196)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock	4,929,241	112,427
Principal payments of capital lease obligations	(108,822)	(118,173)
Purchase of notes payable	(3,900,000)	—

Net cash provided by (used in) financing activities	920,419	(5,746)

Net increase in cash and cash equivalents	4,463,695	311,711
Cash and cash equivalents at beginning of period	2,290,950	2,120,252

Cash and cash equivalents at end of period	$6,754,645	$2,431,963

Supplemental information to statement of cash flows:
Cash paid for interest	492,968	519,580
Conversion of notes payable	—	1,000,000
Unrealized loss on investments	(10,678)	(15,339)

See accompanying notes to unaudited financial statements.

ONLINE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Online Resources Corporation (the “Company”) is a leading outsourcer of Internet banking, payment and consumer contact services to financial institution clients nationwide. The Company offers services, branded in the clients’ name, that integrate seamlessly into a single-vendor, end-to-end solution, supported by 24x7 customer care, targeted consumer marketing, training and other network and technical professional products and services.

INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2002, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2003 and the amended Form 10-K filed as part of an 8-K on June 27, 2003. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2. REVENUE RECOGNITION

     The Company generates revenues from service fees, professional services, and other revenues. Revenues from service fees are reported in the statements of operations based on three business lines, banking services, payment services and consumer contact services. In prior years, revenues from these business lines were reported as service fees. Revenue amounts reported in prior periods have been reclassified to conform to the 2003 presentation. Service fee revenue from these three business lines includes account access fees, transaction fees, customer service, new user setup, communications and other services. Revenue from banking services, payment services and consumer contact services are recognized over the term of the contract as the services are provided. Professional services and other revenues are generated from the linking of the Company’s financial institution clients to the Company’s Quotien e-financial suite through various networks and the Company’s gateways and the sale of software used to access the e-financial suite. Other revenue also includes termination fees, which are recognized at the date of termination of a contract. Implementation revenue and direct implementation costs are recognized on a straight-line basis over the contract term. In prior years, professional services and other fees were included as implementation and other revenues. Although the Company separately reports its revenues from its three business lines, it does not track costs and expenses at the business line level.

3. MAJOR CUSTOMER

     For the quarter ended June 30, 2002, one of the Company’s financial institution clients, California Federal Bank (“Cal Fed”), accounted for approximately $1.2 million, or 15% of the Company’s revenue, but no revenue was generated from Cal Fed for the quarter ended June 30, 2003. For the six months ended June 30, 2003 and 2002, Cal Fed accounted for approximately $3.3 million and $2.3 million, or 17% and 14% of the Company’s revenue, respectively. In 2002 Citigroup acquired Cal Fed and during the first quarter of 2003 converted the Cal Fed customers to the Citigroup banking and bill payment platform, thereby causing a cessation of the Company’s relationship with Cal Fed. Of the $3.3 million in revenue earned from Cal Fed during the first six months of 2003, $2.2 million represented a one-time fee resulting from the conversion of Cal Fed customers to the Citigroup platform.

4. NET INCOME (LOSS) PER SHARE

     Basic and diluted net (loss) income per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding. The Convertible Notes are antidilutive for all periods presented.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003 (1)	2002 (1)	2003	2002 (1)

Net (loss) income	$(148,215)	$(133,068)	$1,974,957	$(939,790)
Shares used in calculation of net (loss)/income per share:
Basic	14,108,920	13,557,195	13,909,443	13,418,599
In the money options	—	—	937,374	—

Diluted	14,108,920	13,557,195	14,846,817	13,418,599
Net (loss) income per share:
Basic	(0.01)	(0.01)	0.14	(0.07)
Diluted	$(0.01)	$(0.01)	$0.13	$(0.07)

          (1) Stock options are antidilutive due to the Company’s net loss position.

5. NOTES PAYABLE

     On September 28, 2000, the Company completed the private placement of $20 million in Convertible Notes to a group of accredited investors and received proceeds of $18.7 million net of expenses. The Convertible Notes carry an 8% coupon and interest payment dates are April 1 and October 1 of each year. The Convertible Notes were initially convertible at a price of $4.75 per share but are subject to an annual reset under certain circumstances. In no event can the conversion price under the terms of the Convertible Notes be reset to a price of less than $4.00 per share. Subject to certain conditions, the Company may redeem all or part of the Convertible Notes prior to maturity.

     During 2001, the Company paid $2.2 million to repurchase $3.5 million of the Convertible Notes in privately negotiated transactions and converted $3.5 million of the Convertible Notes, under separately negotiated agreements with several holders of the Convertible Notes. On March 27, 2002, $1.0 million of the Convertible Notes were converted at $3.39 per common share, instead of the $4.00 conversion price that otherwise existed under the Convertible Notes. The induced conversion which occurred on March 27, 2002 resulted in the issuance of 295,031 shares, or 45,031 additional shares had the Convertible Notes been converted at the $4.00 per common share conversion price. For the quarter ending March 31, 2002, the Company recognized a $141,848 non-cash debt conversion expense and wrote off $49,959 of related debt issuance costs in connection with the transaction.

     On May 30, 2003 and June 9, 2003, the Company repurchased $1.9 million and $2.0 million, respectively, of the Convertible Notes at par. This removed 975,000 shares from possible future issuance in conjunction with conversion of the repurchased Convertible Notes. For the quarter ended June 30, 2003, the Company wrote off $181,179 of related debt issuance costs in connection with the transaction. Accordingly, as of June 30, 2003, $8.1 million of the Convertible Notes remains outstanding and matures on September 30, 2005. Based on the established $4.00 conversion price, the outstanding Convertible Notes are convertible into 2,025,000 shares of the Company’s common stock at June 30, 2003. The remaining $8.1 million in Convertible Notes are callable by the Company after October 1, 2003 at a 2 percent premium over par.

     Interest expense and amortization of the debt issuance costs related to the Convertible Notes for the three months ended June 30, 2003 and 2002 were $268,045 and $302,799. Interest expense and amortization of the debt issuance costs related to the Convertible Notes for the six months ended June 30, 2003 and 2002 were $571,733 and $625,690, respectively. As of June 30, 2003 and 2002, accrued interest on the Convertible Notes totaled $161,556 and $240,000, respectively.

6. EQUITY

     During the six months ended June 30, 2003, employees purchased 12,365 shares of common stock under the Company’s employee stock purchase plan and exercised 238,756 shares of common stock under the Company’s stock option plan with net proceeds to the Company of approximately $563,293. On June 9, 2003, the Company increased its stockholders’ equity by $4.4 million through a private placement of 1,336,000 newly issued common shares to a group of institutional investors. This transaction was priced at a discount to the Online Resources volume weighted average closing share price for the 10 trading days prior to the seventh trading day before closing.

7. COMPONENTS OF COMPREHENSIVE INCOME

     Comprehensive income includes the Company’s net income (loss) adjusted for changes, net of tax, of unrealized gains (losses) on investments in marketable securities. Comprehensive income for the three and six months ended June 30, 2003 and 2002 is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

Comprehensive income:
Net (loss) income	$(148,215)	$(133,068)	$1,974,957	$(939,790)
Unrealized (loss) gain on investments in marketable securities	(403)	11,215	(10,678)	(15,339)

Total comprehensive (loss) income:	$(148,618)	$(121,853)	$1,964,279	$(955,129)

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

     The weighted-average fair values at date of grant for options granted during the three months ended June 30, 2003 and 2002 were $2.72 and $2.46, respectively and during the six months ended June 30, 2003 and 2002 were $2.43 and $2.26, respectively. The weighted-average fair values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

Dividend yield	—	—	—	—
Expected volatility	92%	102%	92%	104%
Risk-free interest rate	2.63%	4.33%	2.69%	4.96%
Expected life in years	5.0	6.1	5.3	6.7

     A reconciliation of the Corporation’s net income (loss) to pro forma net income (loss), and the related basic and diluted pro forma net income (loss) per share amounts, for the three and six months ended June 30, 2003 and 2002, is provided below. For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123. Further, pro forma stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

Net income (loss)	$(148,215)	$(133,068)	$1,974,957	$(939,790)
Adjustment to net income (loss) for:
Pro forma stock-based compensation expense	(454,979)	(1,066,123)	(987,845)	(1,912,401)

Pro forma net income (loss)	$(603,194)	$(1,199,191)	$987,112	$(2,852,191)

Pro forma net income (loss) per share:
Basic	$(0.04)	$(0.09)	$0.07	$(0.21)
Diluted	$(0.04)	$(0.09)	$0.07	$(0.21)

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

     These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003. These risks include, among others, the following:

•	our history of prior losses and lack of certainty as to our continuing profitability;

•	possible fluctuations of our quarterly financial results;

•	our potential need for additional capital to achieve continued revenue and profit growth;

•	our customer base may not continue to increase;

•	our dependence on the marketing efforts of third parties;

•	our dependence on our financial institution clients to market our services;

•	the possibility that we may not be able to expand to meet increased demand for our services and related products;

•	the potential adverse impact that a loss of a material client or restructure of our agreement with a material customer may have on our financial results;

•	our potential inability to compete with larger, more established businesses offering similar products or services;

•	our inability to attract and retain qualified management and technical personnel and our dependence on our executive officers and key employees;

•	possible security breaches or system failures disrupting our business and the liability associated with these disruptions;

•	the possibility of the development of defective new products;

•	the potential obsolescence of our technology or the offering of new, more efficient means of conducting Internet banking and bill payment;

•	reduction or elimination of the fees we charge for some services due to the consumer demand for low-cost or free online financial services;

•	the potential impact of the consolidation of the banking and financial services industry;

•	interference with our business from the adoption of government regulations;

•	our need to maintain satisfactory ratings from federal depository institution regulators;

•	the potential of litigation;

•	the potential control of the management and affairs of the Company by our executives and directors;

•	our volatile stock price;

•	the trading of a substantial number of shares adversely impacting the price of our shares;

•	the possibility of discouraging a takeover as a result of the adoption of a Stockholder Rights Plan; and

•	the possibility of terrorism and further acts of violence.

OVERVIEW

     We are a leading outsourcer of Internet banking, payment and consumer contact services to financial institution clients nationwide. Our services, branded in the clients’ name, integrate seamlessly into a single-vendor, end-to-end solution, supported by 24x7 customer care, targeted consumer marketing, training and other network and technical professional products and services. Our Annual Report on Form 10-K discusses the critical accounting policies considered by management to be critical for an understanding of our financial statements.

     Registered customers are the major driver of our revenue. The number of customers using our services as of the end of the second quarter of 2003 increased by 33% compared to the second quarter of 2002, resulting in a 9% increase in services revenue. While we have seen some reduction in recurring revenue per user, this has been more than offset by declining costs per user. In the second quarter of 2003, we reduced our cost of revenue, driving down our recurring cost per user by 20% and increasing our gross margin by 2 percentage points.

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

FINANCIAL CONDITION

     While we have achieved net income profitability for three of the past four quarters and expect our annual profitability to be sustainable, we have historically experienced operating losses and negative cash flow due to the initial costs of developing our infrastructure and the early revenues typical of an emerging market segment. As a result, at June 30, 2003 we had an accumulated deficit of $83.7 million. We have funded our operations primarily through the issuance of equity and debt securities. Our ongoing working capital requirements consist primarily of personnel costs related to providing our services and operating, enhancing and maintaining our systems.

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

      On June 9, 2003, the Company increased its stockholders’ equity by $4.4 million through a private placement of 1,336,000 newly issued common shares to a group of institutional investors. This transaction was priced at a discount to the Online Resources volume weighted average closing share price for the 10 trading days prior to the seventh trading day before closing. In separate transactions, the Company also repurchased $3.9 million of its Convertible Notes at par. This removes 975,000 shares from possible future issuance in conjunction with conversion of the repurchased Notes and reduces annual cash interest expense by $312,000. The remaining $8.1 million in Convertible Notes are callable by the Company after October 1, 2003 at a 2 percent premium over par.

     Cash and investments in securities available for sale were $9.2 and $6.8 million as of June 30, 2003 and December 31, 2002, respectively. The $2.4 million increase in cash and investments resulted primarily from cash provided by operating activities of $2.6 million. Total liabilities decreased significantly from $15.8 million as of December 31, 2002 to $11.7 million as of June 30, 2003. The $4.1 million decrease is primarily the result of the repurchase of $3.9 million of Convertible Notes.

     During 2002, Citigroup acquired our largest client, California Federal Bank also known as Cal Fed. During the first quarter of 2003, Cal Fed customers were converted to the Citigroup banking and bill payment platform. For the quarter ended June 30, 2002, Cal Fed accounted for approximately $1.2 million, or 15% of the Company’s revenue whereas no revenue was generated from this client during the quarter ended June 30, 2003. For the six months ended June 30, 2003 and 2002, Cal Fed accounted for approximately $3.3 million and $2.3 million, or 17% and 14% of the Company’s revenue, respectively. Of the $3.3 million earned from Cal Fed during the first six months of 2003, $2.2 million represented a one-time fee resulting from the conversion of Cal Fed customers to the Citigroup platform. Additionally, BB&T Corporation has announced its intention to acquire our second largest client, First Virginia Banks, Inc., in the third quarter of 2003. We have received no written notification from First Virginia as to their intent to terminate their contract, however they have verbally informed us that they intend to migrate their customers to the Internet banking and bill payment platform utilized by BB&T in October 2003. Given the expected timing of this transaction, any First Virginia migration would likely have little or no effect on expected 2003 financial performance. For the three and six month periods ended June 30, 2003, we derived approximately $0.3 and $0.5 million, respectively, in revenue from the banking and customer care portion of services to First Virginia and approximately $0.2 and $0.4 million in revenue, respectively, from the bill payment portion of services. First Virginia accounted for $0.5 million or 6% of our revenue for the quarter ended June 30, 2003, and $0.9 million or 5% of our revenue for the six months ended June 30, 2003.

     As with similar service providers, we are vulnerable to a loss of business associated with the acquisition of our clients. Though the loss of Cal Fed and the potential loss of First Virginia may have a temporary impact on our revenue base, the growth in usage among our remaining clients and our ability to attract new clients remains unaffected. We expect the departure of Cal Fed and any future loss of First Virginia as a client to have little effect on our long-term growth trends. Additionally, our remaining client base contains very little concentration of revenues. If Cal Fed and First Virginia are removed from our client base, our next largest remaining client represents approximately 5% of revenue and no other individual client accounts for more than 3% of revenue.

Results of Operations

     The following table presents certain items derived from our statements of operations expressed as a percentage of revenue.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

Statement of Operations Data:
Revenues:
Banking services	11.2%	16.9%	11.6%	16.7%
Payment services	58.1	45.7	48.7	44.5
Consumer contact services	23.5	28.3	22.6	27.6
Professional services and other	7.2	9.1	17.1	11.2

Total revenues	100.0	100.0	100.0	100.0
Costs and Expenses:
Service costs	39.3	40.1	35.3	41.4
Implementation and other costs	5.4	6.5	3.9	7.0

Costs of revenues	44.7	46.6	39.2	48.4

Gross margin	55.3	53.4	60.8	51.6
General and administrative	22.5	21.3	21.6	21.5
Sales and marketing	17.6	16.6	15.6	16.4
Systems and development	11.4	13.6	9.5	14.5

Total expenses	51.5	51.5	46.7	52.4

Income (loss) from operations	3.8	1.9	14.1	(0.8)
Other income (expense)	(3.1)	(3.6)	(2.9)	(4.0)
Debt conversion expense	(2.2)	—	(0.9)	(1.2)

Total other expense	(5.3)	(3.6)	(3.8)	(5.2)

Income (loss) before income taxes	(1.5)	(1.7)	10.3	(6.0)
Income tax provision	0.3	—	0.1	—

Net income (loss)	(1.8)%	(1.7)%	10.2%	(6.0)%

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

     Revenue. We generate revenue from Internet banking services, payment services, consumer contact services and professional services and other revenues. Revenue increased $0.5 million, or 7%, to $8.4 million for the three months ended June 30, 2003, from $7.9 million for the same period of 2002. During the second quarter of 2003, Internet banking services revenue declined $0.4 million from $1.3 million to $0.9 million primarily as a result of the cessation of our relationship with Cal Fed in March 2003. Payment services revenue increased 36% to $4.9 million, driven by a 61% increase in the number of quarter-end bill pay customers and a 37% increase in the number of bill payment transactions processed during the quarter. Consumer contact services revenue decreased 11% to $2.0 million as a result of the discontinuance of our business with Cal Fed. Additionally, professional services and other revenues decreased 16% to $0.6 million during the quarter ended June 30, 2003, primarily due to a decline in recognized deferred implementation revenues.

     Cost of Revenue. Cost of revenue encompasses the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and related products. Cost of revenues increased $0.1 million to $3.8 million for the three months ended June 30, 2003 primarily due to a $0.3 million decrease in customer service costs offset by $0.2, $0.1 and $0.1 million increases in bill payment processing costs, telecommunications costs and systems support costs, respectively. The decrease in customer service costs was due to a reduction in headcount resulting from technological efficiencies implemented since the first quarter of 2002. The increase in telecommunications and systems support costs is the result of a 33% increase in our user base, while the increase in payment processing costs resulted from increases in the number of bill pay customers and payment transactions. The number of payment transactions processed increased by 37% from 3.9 million during the second quarter of 2002 to 5.4 million during the same period in 2003. Due to a 33% increase in the number of customers using our services over the second quarter of 2002 and the total cost of revenue remaining relatively flat compared to the second quarter of 2002, the recurring monthly cost per user decreased by 20% from $2.14 to $1.72.

     Gross Profit. Gross profit increased to $4.7 million for the three months ended June 30, 2003 from $4.2 million for the same period of 2002. Gross profit as a percentage of revenue improved to 55% from 53% in the prior year due to increased service fees leveraged over our relatively fixed cost of revenue. Gross profit also improved as a result of improved efficiency from technology development and cost control initiatives.

     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $0.2 million, or 13%, to $1.9 million in the second quarter of 2003, from $1.7 million for the same period in 2002. The increase in general and administrative expenses is primarily attributable to increased depreciation expenses resulting from increased capitalization of software development costs and increased salary and benefits costs as a result of additional personnel, the restoration of salaries and the implementation of a profit sharing plan in 2003. General and administrative expenses as a percentage of revenue increased to 23% in the quarter from 21% in the corresponding quarter of the prior year.

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $0.2 million, or 13%, to $1.5 million in the second quarter of 2003, from $1.3 million for the same period of 2002. The primary reason for the increase in sales and marketing expenses was due to increased salary and benefits as a result of the restoration of salaries and the implementation of a profit sharing plan in 2003.

     Systems and Development. Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the research and development of new services and products, and new technology to enhance existing products. Systems and development expenses decreased $0.1 million, or 11%, to $1.0 million in the second quarter of 2003, from $1.1 million for the same period in 2002. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalized $0.3 and $0.2 million for the three months ended June 30, 2003 and 2002, respectively.

     Income (Loss) from Operations. Income from operations increased $0.2 million, or 117%, to $0.3 million for the three months ended June 30, 2003, from $0.1 million for the same period in 2002. The increase in income from operations was primarily due to increases in service fee revenue leveraged over relatively fixed costs.

     Other Income and Expenses. Interest income decreased $19,000, or 58%, to $14,000 for the three months ended June 30, 2003, from $33,000 for the same period in 2002. The decrease was due to lower interest rates. Interest and other expense decreased $40,000, or 13%, to $0.3 million in the second quarter of 2003, as compared to $0.3 million in the same quarter of 2002, as the result of lower interest expense and amortization of debt issuance costs due to the conversion of Convertible Notes. The Company repurchased $3.9 million of Convertible Notes in the second quarter of 2003 resulting in the acceleration of $0.2 million of debt issuance costs. This removed 975,000 shares from possible future issuance in conjunction with conversion of the repurchased Notes and will reduce annual cash interest expense by $312,000. Until September 2005, unless the Convertible Notes are earlier converted or repurchased, we will continue to incur interest expense related to the Convertible Notes.

     Net Income (Loss) and Income (Loss) Per Share. Net loss was $0.1 million for the three months ended June 30, 2003, compared to a net loss of $0.1 million for the same period of 2002. Basic and diluted loss per share was $(0.01) for the three months ended June 30, 2003 compared to a basic and diluted loss per share of $(0.01) for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

     Revenue. We generate revenue from Internet banking services, payment services, consumer contact services and professional services and other revenues. Revenue increased $3.7 million, or 24%, to $19.4 million for the six months ended June 30, 2003, from $15.7 million for the same period of 2002. During the first six months of 2003, Internet banking services revenue declined $0.4 million as a result of the cessation of our relationship with Cal Fed in March 2003. Payment services revenue increased 35% to $9.5 million, driven by a 61% increase in the number of period-end bill pay customers and a 36% increase in the number of bill payment transactions processed during the past six months. Consumer contact services revenue increased slightly by 1% to $4.4 million, driven by an increase of 33% in the number of period-end customers utilizing either banking or bill payment services offset by the departure of Cal Fed in March 2003. Additionally, professional services and other revenues increased 91% to $3.3 million during the six month period ended June 30, 2003, primarily due to $2.2 million in fee income resulting from the conversion of Cal Fed customers to the Citigroup platform.

     Cost of Revenue. Cost of revenue encompasses the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and related products. Cost of revenues remained flat at $7.6 million for the six months ended June 30, 2003 primarily due to a $0.4 million decrease in customer service costs offset by a $0.4 million increase in bill payment processing costs. The decrease in customer service costs was due to a reduction in headcount resulting from technological efficiencies implemented since the first quarter of 2002. The increase in payment processing costs resulted from increases in the number of bill pay customers and payment transactions. The number of payment transactions processed increased by 36% from 7.6 million during the first six months of 2002 to 10.3 million during the same period in 2003. As a result of the total cost of revenue remaining flat compared to the first six months of 2002, the recurring monthly cost per user decreased by 23%, due to a 33% increase in the number of customers using our services.

     Gross Profit. Gross profit increased to $11.8 million for the six months ended June 30, 2003 from $8.1 million for the same period of 2002. Gross profit as a percentage of revenue improved to 61% from 52% in the prior year due to increased service fees leveraged over our relatively fixed cost of revenue and the $2.2 million of fee income received from Cal Fed for which no costs were incurred. Exclusive of the Cal Fed $2.2 million fee, gross profit as a percentage of revenue would have improved to 56%. Gross profit also improved as a result of improved efficiency from technology development and cost control initiatives.

     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $0.8 million, or 24%, to $4.2 million in the first six months of 2003, from $3.4 million for the same period in 2002. The increase in general and administrative expenses is primarily attributable to increased depreciation expenses resulting from increased capitalization of software development costs and increased salary and benefits costs as a result of additional personnel, the restoration of salaries and the implementation of a profit sharing plan in 2003. General and administrative expenses as a percentage of revenue remained flat at 22%.

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $0.4 million, or 18%, to $3.0 million in the first six months of 2003, from $2.6 million for the same period of 2002. The primary reason for the increase in sales and marketing expenses was due to increased salary and benefits as a result of the restoration of salaries and the implementation of a profit sharing plan in 2003.

     Systems and Development. Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the research and development of new services and products, and new technology to enhance existing products. Systems and development expenses decreased $0.5 million, or 19%, to $1.8 million in the first six months of 2003, from $2.3 million for the same period in 2002. The decrease in systems and development expenses was mainly due to a reduction in compensation and consulting costs incurred for the period. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalized $0.7 and $0.4 million for the six months ended June 30, 2003 and 2002, respectively.

     Income (Loss) from Operations. Income from operations increased $2.8 million to $2.7 million for the six months ended June 30, 2003, from a $0.1 million loss for the same period in 2002. The significant increase in income from operations was primarily due to increases in service fee revenue leveraged over relatively fixed costs, and the $2.2 million in fee income received from the conversion of Cal Fed.

     Other Income and Expenses. Interest income decreased $44,000, or 54%, to $37,000 for the six months ended June 30, 2003, from $80,000 for the same period in 2002. The decrease was due to the lower average cash and investment balances and lower interest rates. Interest and other expense decreased $0.1 million, or 16%, to $0.6 million in the first six months of 2003, as compared to $0.7 million in the first six months of 2002, as the result of lower interest expense and amortization of debt issuance costs due to the conversion of Convertible Notes. The conversion of $1.0 million in Convertible Notes in March 2002 resulted in a non-cash debt conversion expense of $0.2 million attributable to the issuance of 45,031 incremental shares of common stock. Additionally, the Company repurchased $3.9 million of Convertible Notes in the second quarter of 2003 resulting in the acceleration of $0.2 million of debt issuance costs. Until September 2005, unless the Convertible Notes are earlier converted or repurchased, we will continue to incur interest expense related to the Convertible Notes.

     Net Income (Loss) and Income (Loss) Per Share. Net income was $2.0 million for the six months ended June 30, 2003, compared to a net loss of $0.9 million for the same period of 2002. Basic and diluted income per share was $0.14 and $0.13, respectively, for the six months ended June 30, 2003 compared to a basic and diluted loss per share of $(0.07) for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and investments in available for sale securities increased $2.4 million to $9.2 million from $6.8 million as of June 30, 2003 and December 31, 2002, respectively, primarily as a result of cash provided by operating activities of $2.6 million.

     Net cash provided by operating activities was $2.6 million for the six months ended June 30, 2003. The increase resulted primarily from the collection of $2.2 million in non-recurring fee income earned from Cal Fed.

     Net cash provided by investing activities for the six months ended June 30, 2003 was $1.0 million, which was the result of cash generated by the sale of $2.0 million available for sale securities offset by capital expenditures of $1.1 million.

     Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2003 which was the result of $4.9 million in proceeds from the issuance of common stock net of the repurchase of $3.9 million of Convertible Notes. At June 30, 2003, we had cash and cash equivalents of $6.8 million, investments in available for sale securities of $2.4 million, working capital of $12.0 million, long-term obligations of $8.1 million and stockholders’ equity of $12.4 million.

     We have no material commitments other than our Convertible Notes and obligations under our operating and capital leases. Our material commitments under these obligations are as follows:

	Total	2003	2004	2005	Thereafter

Convertible notes	$8,100,000	$—	$—	$8,100,000	$—
Capital lease obligations	216,582	100,479	105,087	11,016	—
Operating lease	1,351,673	622,215	729,458	—	—

Total Obligations	$9,668,255	$722,694	$834,545	$8,111,016	$—

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

	JUNE 30, 2003

	AMORTIZED		INTEREST
	COST	FAIR VALUE	RATE

U.S. government treasury obligations	$1,734,225	$1,737,628	1.07%
Commercial obligations	678,516	679,089	0.96%

Total investments	$2,412,741	$2,416,717

     Long-term debt as of June 30, 2003 is comprised of Convertible Notes with an 8% fixed interest rate and capital lease obligations with interest rates ranging from 4% to 13%. Since these Convertible Notes have a fixed interest rate, we are not exposed to fluctuations in interest rates in this portion of our long-term debt.

ITEM 4. CONTROLS AND PROCEDURES.

     (a)  As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

     (b)  The CEO and CFO have indicated that there have been no significant changes in our internal control over financial reporting, identified in connection with the above-mentioned evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We are not a party to any pending material litigation nor are we aware of any pending or threatened litigation that would have a material adverse effect on the Company, our business or results of operation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (c)  On June 9, 2003, the Company through a private placement issued 1,336,000 shares of common stock to a group of institutional investors at an aggregate purchase price of $4.4 million. No agent or underwriter was used for this placement. We relied upon Rule 505 of Regulation D under the Securities Act of 1933, as amended, and Section 4(2) of this act in exempting the issuance of the shares from the registration requirements of the act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held our annual meeting of shareholders on May 20, 2003, and the following matters were voted on at that meeting:

1.     The election of Michael Heath to serve for a three-year term of office or until his respective successor has been elected. The following chart shows the number of votes cast for the nominees as well as the number of broker nonvotes:

DIRECTOR	FOR	WITHHELD	ABSTENTIONS AND BROKER NONVOTES

Michael H. Heath	10,879,482	280,322	N/A

The directors remaining in office are Matthew P. Lawlor, Ervin R. Shames, Barry D. Wessler, George M. Middlemas, David A. O’Connor and Joseph J. Spalluto.

2.     The right of the Company to issue upon conversion of its 8% convertible notes shares having a conversion price of less than $4.00 per share, but at least $2.50 per share, to the extent the total shares so issued at less than $4.00 per share upon conversion of any of the convertible notes exceed the 2,319,999 shares that the rules of the Nasdaq Stock Market permit the Company to issue upon conversion of the convertible notes without stockholder approval.

FOR	WITHHELD	ABSTENTIONS AND BROKER NONVOTES
3,456,673	1,752,727	5,950,404

3.     The ratification of Ernst & Young LLP as our independent public accountants for the fiscal year ending December 31, 2003.

FOR	WITHHELD	ABSTENTIONS AND BROKER NONVOTES
11,066,787	92,617	400

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibit 10.1 — Form of Stock Purchase Agreement between the company and the purchasers of its common stock for shares sold in the June 2003 private placement (incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K on June 16, 2003)

Exhibit 10.2 — First Amendment dated June 9, 2002 to the Rights Agreement dated as of January 11, 2002 between the company and American Stock Transfer Company (incorporated by reference to Exhibit 10.2 filed with the company’s Form 8-K on June 16, 2003).

Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

(b)	Report on Form 8-K — April 24, 2003 Financial results for the quarter ended March 31, 2003

Report on Form 8-K — June 16, 2003 Equity financing and debt buyback

Report on Form 8-K — June 26, 2003 Amended 2002 Form 10-K

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE RESOURCES CORPORATION

Date: August 14, 2003	By: /s/ Matthew P. Lawlor Matthew P. Lawlor Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2003	By: /s/ Catherine A. Graham Catherine A. Graham Chief Financial Officer and Executive Vice President (Principal Financial Officer)

Date: August 14, 2003	By: /s/ Michael R. Homon Michael R. Homon Controller (Controller and Principal Accounting Officer)