Form 10-Q
period 2003-09-30
ONLINE RESOURCES CORP
filed 2003-11-14
CIK 888953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO  ___________

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

YES   X       NO

As of October 28, 2003 there were 17,618,672 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION

FORM 10-Q

TABLE OF CONTENTS

		Page

Part I	FINANCIAL INFORMATION

Item 1:	Financial Statements

	Unaudited Balance Sheets at September 30, 2003 and December 31, 2002	1

	Unaudited Statements of Operations for the three and nine months ended September 30, 2003 and 2002	2

	Unaudited Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	3

	Notes to Financial Statements (unaudited)	4

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4:	Controls and Procedures	12

PART II	OTHER INFORMATION

Item 1:	Legal Proceedings	12

Item 2:	Changes in Securities and Use of Proceeds	12

Item 3 and 4:	Not Applicable

Item 5:	Exhibits and Reports on Form 8-K	12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ONLINE RESOURCES CORPORATION
UNAUDITED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$5,412,206	$2,290,950
Investments	5,995,266	4,494,877
Accounts receivable (net of allowance of approximately $67,000 and
$77,000 at September 30, 2003 and December 31, 2002, respectively)	3,804,764	3,825,801
Deferred implementation costs	532,629	631,087
Prepaid expenses and other current assets	1,051,084	771,986

Total current assets	16,795,949	12,014,701
Property and equipment, net	7,305,231	7,804,229
Deferred implementation costs, less current portion	427,652	401,051
Debt issuance costs	324,020	659,879
Other assets	351,510	450,080

Total assets	$25,204,362	$21,329,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$501,380	$891,313
Accrued expenses and other current liabilities	961,587	984,535
Accrued compensation	973,984	743,107
Deferred revenues	682,524	531,789
Current portion of capital lease obligations	139,458	213,913

Total current liabilities	3,258,933	3,364,657
Capital lease obligation, less current maturities	25,006	111,491
Deferred revenues, less current portion	225,837	355,662
Notes payable	8,100,000	12,000,000

Total liabilities	11,609,776	15,831,810
Commitments and contingencies	—	—
Stockholders’ equity:
Series A convertible preferred stock, $.01 par value; 1,000,000 shares authorized, none issued at September 30, 2003 and December 31, 2002	—	—
Series B junior participating preferred stock, $0.01 par value; 297,500 shares authorized, none issued at September 30, 2003 and December 31, 2002	—	—
Common stock, $.0001 par value; 35,000,000 shares authorized, 15,703,118 issued and 15,627,593 outstanding at September 30, 2003; and 13,781,946 issued and 13,706,421 outstanding at December 31, 2002, respectively	1,563	1,370
Additional paid-in capital	97,175,196	91,410,356
Accumulated deficit	(83,361,687)	(85,700,448)
Treasury stock, 75,525 shares at September 30, 2003 and December 31, 2002	(227,800)	(227,800)
Accumulated other comprehensive income	7,314	14,652

Total stockholders’ equity	13,594,586	5,498,130

Total liabilities and stockholders’ equity	$25,204,362	$21,329,940

See accompanying notes to unaudited financial statements.

ONLINE RESOURCES CORPORATION
UNAUDITED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Revenues:
Banking services	$972,500	$1,332,130	$3,223,723	$3,962,132
Payment services	5,664,984	3,956,185	15,128,019	10,951,196
Consumer contact services	2,109,367	2,329,892	6,502,179	6,668,574
Professional services and other	512,271	533,669	3,832,609	2,276,330

Total revenues	9,259,122	8,151,876	28,686,530	23,858,232
Costs and expenses:
Service costs	3,558,276	3,082,705	10,414,041	9,582,875
Implementation and other costs	453,246	456,089	1,208,395	1,563,395

Costs of revenues	4,011,522	3,538,794	11,622,436	11,146,270

Gross profit	5,247,600	4,613,082	17,064,094	12,711,962
General and administrative	2,041,070	1,802,891	6,253,361	5,188,975
Sales and marketing	1,608,514	1,410,186	4,634,103	3,982,876
Systems and development	1,029,563	1,018,067	2,875,967	3,287,845

Total expenses	4,679,147	4,231,144	13,763,431	12,459,696

Income from operations	568,453	381,938	3,300,663	252,266
Other (expenses) income:
Interest income	19,957	26,318	56,538	106,600
Interest expense	(209,606)	(315,506)	(794,761)	(979,888)
Other	—	(157)	—	(34,368)
Debt repurchase/conversion expense	—	—	(181,179)	(191,807)

Total other expense	(189,649)	(289,345)	(919,402)	(1,099,463)

Income (loss) before income taxes	378,804	92,593	2,381,261	(847,197)
Income tax provision	15,000	—	42,500	—

Net income (loss)	$363,804	$92,593	$2,338,761	$(847,197)

Net income (loss) per share:
Basic	$0.02	$0.01	$0.16	$(0.06)
Diluted	$0.02	$0.01	$0.15	$(0.06)
Shares used in calculation of net income (loss) per share:
Basic	15,449,767	13,580,203	14,428,526	13,473,059
Diluted	17,523,798	14,206,039	15,764,946	13,473,059

See accompanying notes to unaudited financial statements.

ONLINE RESOURCES CORPORATION
UNAUDITED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,

	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$2,338,761	$(847,197)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Debt repurchase/conversion expense	181,179	191,807
Depreciation	2,310,003	1,914,271
Amortization of debt issuance costs	154,680	188,976
Stock compensation	—	83,497
(Recovery) provision for losses on accounts receivable	(10,000)	73,000
Net realized gain on investments	(6,631)	(7,239)
Amortization of bond premium (discount)	7,047	(7,342)
Changes in assets and liabilities:
Accounts receivable	31,037	(604,345)
Prepaid expenses and other current assets	(279,098)	(194,431)
Deferred implementation costs	71,857	528,310
Other assets	98,570	587,155
Accounts payable	(389,933)	(63,627)
Accrued expenses	207,929	341,402
Deferred revenues	20,910	(416,068)

Net cash provided by operating activities	4,736,311	1,768,169
INVESTING ACTIVITIES
Purchase of available for sale securities	(10,798,470)	(4,646,977)
Sales of available for sale securities	9,290,327	5,749,548
Purchases of property and equipment	(1,811,005)	(3,221,808)

Net cash used in investing activities	(3,319,148)	(2,119,237)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock	5,765,033	170,038
Principal payments of capital lease obligations	(160,940)	(170,039)
Purchase of notes payable	(3,900,000)	—

Net cash provided by (used in) financing activities	1,704,093	(1)

Net increase (decrease) in cash and cash equivalents	3,121,256	(351,069)
Cash and cash equivalents at beginning of period	2,290,950	2,120,252

Cash and cash equivalents at end of period	$5,412,206	$1,769,183

Supplemental information to statement of cash flows:
Cash paid for interest	500,072	582,680
Conversion of notes payable	—	1,000,000
Unrealized loss on investments	(7,338)	(13,006)

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

3. MAJOR CUSTOMER

     For the three months ended September 30, 2003 and 2002, one of the Company’s financial institution clients, California Federal Bank (“Cal Fed”), accounted for approximately $0 and $1.3 million, or 0% and 16% of the Company’s revenue, respectively. For the nine months ended September 30, 2003 and 2002, Cal Fed accounted for approximately $3.3 million and $3.6 million, or 12% and 15% of the Company’s revenue, respectively. Citigroup acquired Cal Fed and during the first quarter of 2003 converted the Cal Fed customers to the Citigroup banking and bill payment platform. Of the $3.3 million in revenue earned from Cal Fed during the first nine months of 2003, $2.2 million represented a one-time fee resulting from the conversion of Cal Fed customers to the Citigroup platform.

4. NET INCOME (LOSS) PER SHARE

     Basic and diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding. The Convertible Notes are antidilutive for all periods presented.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002 (1)

Net income (loss)	$363,804	$92,593	$2,338,761	$(847,197)
Shares used in calculation of net income (loss) per share:
Basic	15,449,767	13,580,203	14,428,526	13,473,059
In the money warrants	71,153	—	23,718
In the money options	2,002,878	625,836	1,312,702	—

Diluted	17,523,798	14,206,039	15,764,946	13,473,059
Net income (loss) per share:
Basic	$0.02	$0.01	$0.16	$(0.06)
Diluted	$0.02	$0.01	$0.15	$(0.06)

(1)	Stock options are antidilutive due to the Company’s net loss position.

5. NOTES PAYABLE

     On September 28, 2000, the Company completed the private placement of $20 million in Convertible Notes to a group of accredited investors and received proceeds of $18.7 million net of expenses. The Convertible Notes carry an 8% coupon and interest payment dates are April 1 and October 1 of each year. The Convertible Notes were initially convertible at a price of $4.75 per share but are subject to an annual reset under certain circumstances. In no event can the conversion price under the terms of the Convertible Notes be reset to a price of less than $4.00 per share. Subject to certain conditions, the Company may redeem all or part of the Convertible Notes prior to maturity. (See Note 9)

     During 2001, the Company paid $2.2 million to repurchase $3.5 million of the Convertible Notes in privately negotiated transactions and converted $3.5 million of the Convertible Notes, under separately negotiated agreements with several holders of the Convertible Notes. On March 27, 2002, $1.0 million of the Convertible Notes were converted at $3.39 per common share, instead of the $4.00 conversion price that otherwise existed under the Convertible Notes. The induced conversion which occurred on March 27, 2002 resulted in the issuance of 295,031 shares, or 45,031 additional shares had the Convertible Notes been converted at the $4.00 per common share conversion price. For the quarter ending March 31, 2002, the Company recognized a $141,848 non-cash debt conversion expense and wrote off $49,959 of related debt issuance costs in connection with the transaction.

     On May 30, 2003 and June 9, 2003, the Company repurchased $1.9 million and $2.0 million, respectively, of the Convertible Notes at par. This removed 975,000 shares from possible future issuance in conjunction with conversion of the repurchased Convertible Notes. For the quarter ended June 30, 2003, the Company wrote off $181,179 of related debt issuance costs in connection with the transaction. As of September 30, 2003, $8.1 million of the Convertible Notes remained outstanding and mature on September 30, 2005. Based on the established $4.00 conversion price, the outstanding Convertible Notes are convertible into 2,025,000 shares of the Company’s common stock at September 30, 2003. The remaining $8.1 million in Convertible Notes are callable by the Company after October 1, 2003 at a 2 percent premium over par (See Note 9).

     Interest expense and amortization of the debt issuance costs related to the Convertible Notes for the three months ended September 30, 2003 and 2002 were $202,503 and $302,397. Interest expense and amortization of the debt issuance costs related to the Convertible Notes for the nine months ended September 30, 2003 and 2002 were $774,236 and $928,087, respectively. As of September 30, 2003 and 2002, accrued interest on the Convertible Notes totaled $324,000 and $480,000, respectively.

6. EQUITY

     During the nine months ended September 30, 2003, employees purchased 12,365 shares of common stock under the Company’s employee stock purchase plan and exercised 572,807 shares of common stock under the Company’s stock option plan with net proceeds to the Company of approximately $1,399,052. On June 9, 2003, the Company increased its stockholders’ equity by $4.4 million through a private placement of 1,336,000 newly issued common shares to a group of institutional investors. This transaction was priced at a discount to the Online Resources volume weighted average closing share price for the 10 trading days prior to the seventh trading day before closing. (See Note 9)

7. COMPONENTS OF COMPREHENSIVE INCOME

     Comprehensive income includes the Company’s net income (loss) adjusted for changes, net of tax, of unrealized gains (losses) on investments in marketable securities. Comprehensive income for the three and nine months ended September 30, 2003 and 2002 is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Comprehensive income:
Net income (loss)	$363,804	$92,593	$2,338,761	$(847,197)
Unrealized gain (loss) on investments in marketable securities	3,340	2,333	(7,338)	(13,006)

Total comprehensive income (loss):	$367,144	$94,926	$2,331,423	$(860,203)

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

     The weighted-average fair values at date of grant for options granted during the three months ended September 30, 2003 and 2002 were $4.32 and $2.24, respectively and during the nine months ended September 30, 2003 and 2002 were $3.01 and $2.26, respectively. The weighted-average fair values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Dividend yield	—	—	—	—
Expected volatility	91%	101%	92%	104%
Risk-free interest rate	3.13%	4.18%	2.82%	4.93%
Expected life in years	5.0	5.8	5.2	6.6

     A reconciliation of the Corporation’s net income (loss) to pro forma net income (loss), and the related basic and diluted pro forma net income (loss) per share amounts, for the three and nine months ended September 30, 2003 and 2002, is provided below. For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123. Further, pro forma stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Net income (loss)	$363,804	$92,593	$2,338,761	$(847,197)
Adjustment to net income (loss) for:
Stock-based compensation included in net
income (loss)	—	29,000	—	89,000
Pro forma stock-based compensation expense	(769,552)	(1,134,708)	(1,757,397)	(3,107,108)

Pro forma net income (loss)	$(405,748)	$(1,013,115)	$581,364	$(3,865,305)

Pro forma net income (loss) per share:
Basic	$(0.03)	$(0.07)	$0.04	$(0.29)
Diluted	$(0.03)	$(0.07)	$0.04	$(0.29)

9. SUBSQUENT EVENTS

     Between October 1 and October 28, 2003, holders of the Convertible Notes due 2005 converted $7.5 million into 1,875,000 shares of the Company’s common stock at $4.00 per share and on October 29, 2003, the conversion price was reset to $4.75 per share as defined by the terms of the Convertible Notes. The Company has called the remaining Convertible Notes at 102 percent of the principal amount plus accrued interest, as defined by the terms of the Convertible Notes. Remaining Noteholders may still choose to convert their Notes before November 19, 2003. If all remaining Notes are converted, the Company will issue an additional 126,315 shares on the Redemption Date.

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

     Registered customers are the major driver of our revenue. The number of customers using our services as of the end of the third quarter of 2003 increased by 37% compared to the third quarter of 2002, resulting in a 15% increase in services revenue. While we have seen some reduction in recurring revenue per user, this has been more than offset by declining costs per user. In the third quarter of 2003, we reduced our cost of revenue, driving down our recurring cost per user by 17%, keeping our gross margin constant at 57%.

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

FINANCIAL CONDITION

     While we have achieved net income profitability for four of the past five quarters and expect our annual profitability to be sustainable, we have historically experienced operating losses and negative cash flow due to the initial costs of developing our infrastructure and the early revenues typical of an emerging market segment. As a result, at September 30, 2003 we had an accumulated deficit of $83.4 million. We have funded our operations primarily through the issuance of equity and debt securities. Our ongoing working capital requirements consist primarily of personnel costs related to providing our services and operating, enhancing and maintaining our systems.

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

     Cash and investments in securities available for sale were $11.4 and $6.8 million as of September 30, 2003 and December 31, 2002, respectively. The $4.6 million increase in cash and investments resulted primarily from cash provided by operating activities of $4.7 million. Total liabilities decreased significantly from $15.8 million as of December 31, 2002 to $11.6 million as of September 30, 2003. The $4.2 million decrease is primarily the result of the repurchase of $3.9 million of Convertible Notes.

     During 2002, Citigroup acquired our largest client, California Federal Bank, also known as Cal Fed. During the first quarter of 2003, Cal Fed customers were converted to the Citigroup banking and bill payment platform. For the quarter ended September 30, 2002, Cal Fed accounted for approximately $1.3 million, or 16% of the Company’s revenue whereas no revenue was generated from this client during the quarter ended September 30, 2003. For the nine months ended September 30, 2003 and 2002, Cal Fed accounted for approximately $3.3 million and $3.5 million, or 12% and 15% of the Company’s revenue, respectively. Of the $3.3 million earned from Cal Fed during the first nine months of 2003, $2.2 million represented a one-time fee resulting from the conversion of Cal Fed customers to the Citigroup platform. Additionally, BB&T Corporation acquired our second largest client, First Virginia Banks, Inc., and migrated First Virginia’s customers to BB&T’s Internet banking and bill payment platform in the third quarter of 2003. Given the timing of this transaction however, the migration will have little or no effect on expected 2003 financial performance. For the three and nine month periods ended September 30, 2003, we derived approximately $0.3 and $0.8 million, respectively, in revenue from the banking and customer care portion of services to First Virginia and approximately $0.2 and $0.6 million in revenue, respectively, from the bill payment portion of services. First Virginia accounted for $0.5 million or 5% of our revenue for the quarter ended September 30, 2003, and $1.4 million or 5% of our revenue for the nine months ended September 30, 2003.

     As with similar service providers, we are vulnerable to a loss of business associated with the acquisition of our clients. Though the loss of Cal Fed and the loss of First Virginia in October 2003 may have a temporary impact on our revenue base, the growth in usage among our remaining clients and our ability to attract new clients remains unaffected. We expect the loss of Cal Fed and of First Virginia as a client to have little effect on our long-term growth trends. Additionally, our remaining client base contains very little concentration of revenues. Once Cal Fed and First Virginia are removed from our client base, our next largest remaining client represents approximately 5% of revenue and no other individual client accounts for more than 3% of revenue.

Results of Operations

     The following table presents certain items derived from our statements of operations expressed as a percentage of revenue.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Statement of Operations Data:
Revenues:
Banking services	10.5%	16.3%	11.2%	16.6%
Payment services	61.2	48.5	52.7	45.9
Consumer contact services	22.8	28.6	22.7	28.0
Professional services and other	5.5	6.6	13.4	9.5

Total revenues	100.0	100.0	100.0	100.0
Costs and Expenses:
Service costs	38.4	37.8	36.3	40.2
Implementation and other costs	4.9	5.6	4.2	6.5

Costs of revenues	43.3	43.4	40.5	46.7

Gross margin	56.7	56.6	59.5	53.3
General and administrative	22.0	22.1	21.8	21.7
Sales and marketing	17.4	17.3	16.2	16.7
Systems and development	11.1	12.5	10.0	13.8

Total expenses	50.5	51.9	48.0	52.2

Income from operations	6.2	4.7	11.5	1.1
Other expense	(2.0)	(3.6)	(2.6)	(4.6)
Debt conversion expense	—	—	(0.6)	—

Total other expense	(2.0)	(3.6)	(3.2)	(4.6)

Income (loss) before income taxes	4.2	1.1	8.3	(3.5)
Income tax provision	(0.2)	—	(0.1)	—

Net income (loss)	4.0%	1.1%	8.2%	(3.5)%

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

     Revenue. We generate revenue from Internet banking services, payment services, consumer contact services and professional services and other revenues. Revenue increased $1.1 million, or 14%, to $9.3 million for the three months ended September 30, 2003, from $8.2 million for the same period of 2002. During the third quarter of 2003, Internet banking services revenue declined $0.3 million from $1.3 million to $1.0 million primarily as a result of the cessation of our relationship with Cal Fed in March 2003. Payment services revenue increased 43% to $5.7 million, driven by a 60% increase in the number of quarter-end bill pay customers and a 61% increase in the number of bill payment transactions processed during the quarter. Consumer contact services revenue decreased 9% to $2.1 million as a result of the discontinuance of our business with Cal Fed. Additionally, professional services and other revenues decreased 4% to $0.5 million during the quarter ended September 30, 2003, primarily due to a decline in recognized deferred implementation revenues.

     Cost of Revenue. Cost of revenue includes the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and related products. Cost of revenues increased $0.5 million to $4.0 million for the three months ended September 30, 2003 primarily due to a $0.2 million decrease in customer service costs offset by $0.4, $0.1 and $0.1 million increases in bill payment processing costs, telecommunications costs and systems support costs, respectively. The decrease in customer service costs was due to a reduction in headcount resulting from technological efficiencies implemented since the first quarter of 2002. The increase in telecommunications and systems support costs is the result of a 37% increase in our user base, while the increase in payment processing costs resulted from increases in the number of bill pay customers and payment transactions. The number of payment transactions processed increased by 61% from 4.3 million during the third quarter of 2002 to 6.9 million during the same period in 2003. Due to a 37% increase in the number of customers using our services over the third quarter of 2002 coupled with only a 13% increase in the total cost of revenue compared to the third quarter of 2002, the recurring monthly cost per user decreased by 17% from $1.94 to $1.60. Beginning in the third quarter of 2003, the Company has begun to offset payment costs with idle funds it recaptures from bill payment transactions that have not been completed after twelve months from the authorization of the transactions. The amount of funds recovered and recognized in the current quarter was $0.1 million.

     Gross Profit. Gross profit increased to $5.2 million for the three months ended September 30, 2003 from $4.6 million for the same period of 2002. Despite declining average revenue per user, gross profit as a percentage of revenue remained constant at 57% as compared to the prior year due to increased service fees leveraged over our relatively fixed cost of revenue. Gross profit also improved as a result of improved efficiency from technology development and cost control initiatives.

     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $0.2 million, or 13%, to $2.0 million in the third quarter of 2003, from $1.8 million for the same period in 2002. The increase in general and administrative expenses is primarily attributable to increased depreciation expenses resulting from increased capitalization of software development costs and increased salary and benefits costs as a result of additional personnel, the restoration of salaries and the implementation of a profit sharing plan in 2003. General and administrative expenses as a percentage of revenue remained constant at 22% when compared to the corresponding quarter of the prior year.

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $0.2 million, or 14%, to $1.6 million in the third quarter of 2003, from $1.4 million for the same period of 2002. The primary reason for the increase in sales and marketing expenses was due to increased salary and benefits as a result of the restoration of salaries and the implementation of a profit sharing plan in 2003.

     Systems and Development. Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the research and development of new services and products, and new technology to enhance existing products. Systems and development expenses remained flat at $1.0 million. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalized $0.3 and $0.2 million of software development costs for the three months ended September 30, 2003 and 2002, respectively.

     Income from Operations. Income from operations increased $0.2 million, or 49%, to $0.6 million for the three months ended September 30, 2003, from $0.4 million for the same period in 2002. The increase in income from operations was primarily due to increases in service fee revenue leveraged over relatively fixed costs.

     Other Income and Expenses. Interest income decreased $6,000, or 24%, to $20,000 for the three months ended September 30, 2003, from $26,000 for the same period in 2002. The decrease was due to lower interest rates. Interest and other expense decreased $0.1 million, or 34%, to $0.2 million in the third quarter of 2003, as compared to $0.3 million in the same quarter of 2002, as the result of lower interest expense and amortization of debt issuance costs due to the repurchase of Convertible Notes.

     Net Income and Income Per Share. Net income was $0.4 million for the three months ended September 30, 2003, compared to $0.1 million for the same period of 2002. Basic and diluted income per share was $0.02 for the three months ended September 30, 2003 compared to basic and diluted income per share of $0.01 for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

     Revenue. We generate revenue from Internet banking services, payment services, consumer contact services and professional services and other revenues. Revenue increased $4.8 million, or 20%, to $28.7 million for the nine months ended September 30, 2003, from $23.9 million for the same period of 2002. During the first nine months of 2003, Internet banking services revenue declined $0.7 million as a result of the cessation of our relationship with Cal Fed in March 2003. Payment services revenue increased 38% to $15.1 million, driven by a 60% increase in the number of period-end bill pay customers and a 45% increase in the number of bill payment transactions processed during the past nine months. Consumer contact services revenue decreased slightly by 2% to $6.5 million as a result of the cesation of our relationship with Cal Fed in March 2003 offset by an increase of 37% in the number of period-end customers utilizing either banking or bill payment services. Additionally, professional services and other revenues increased 68% to $3.8 million during the nine month period ended September 30, 2003, primarily due to $2.2 million in fee income resulting from the conversion of Cal Fed customers to the Citigroup platform.

     Cost of Revenue. Cost of revenue encompasses the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and related products. Cost of revenues increased by 4% to $11.6 million for the nine months ended September 30, 2003 primarily due to a $0.8 million increase in bill payment processing costs and a $0.3 million increase in systems support costs offset by a $0.6 million decrease in customer service costs. The increase in payment processing costs resulted from increases in the number of bill pay customers and payment transactions, while the increase in systems support costs is due to a 37% increase in our user base. The number of payment transactions processed increased by 45% from 11.9 million during the first nine months of 2002 to 17.2 million during the same period in 2003. The decrease in customer service costs was due to a reduction in headcount resulting from technological efficiencies implemented since the first quarter of 2002. Although the total cost of revenue increased compared to the first nine months of 2002, the recurring monthly cost per user decreased by 21%, due to a 37% increase in the number of customers using our services. Beginning in the third quarter of 2003, the Company has begun to offset payment costs with idle funds it recaptures from bill payment transactions that have not been completed after twelve months from the authorization of the transactions. The amount of funds recovered and recognized during the first nine months of 2003 was $0.1 million.

     Gross Profit. Gross profit increased to $17.1 million for the nine months ended September 30, 2003 from $12.7 million for the same period of 2002. Gross profit as a percentage of revenue improved to 60% from 53% in the prior year due to increased service fees leveraged over our relatively fixed cost of revenue and the $2.2 million of fee income received from Cal Fed for which no costs were incurred. Exclusive of the Cal Fed $2.2 million fee, gross profit as a percentage of revenue would have improved to 56%. Gross profit also improved as a result of improved efficiency from technology development and cost control initiatives.

     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $1.1 million, or 21%, to $6.3 million in the first nine months of 2003, from $5.2 million for the same period in 2002. The increase in general and administrative expenses is primarily attributable to increased depreciation expenses resulting from increased capitalization of software development costs and increased salary and benefits costs as a result of additional personnel, the restoration of salaries and the implementation of a profit sharing plan in 2003. General and administrative expenses as a percentage of revenue remained flat at 22%.

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $0.6 million, or 16%, to $4.6 million in the first nine months of 2003, from $4.0 million for the same period of 2002. The primary reason for the increase in sales and marketing expenses was due to increased salary and benefits as a result of the restoration of salaries and the implementation of a profit sharing plan in 2003.

     Systems and Development. Systems and development expenses include salaries of personnel in the systems and development department, consulting fees and all other expenses incurred in supporting the research and development of new services and products, and new technology to enhance existing products. Systems and development expenses decreased $0.4 million, or 13%, to $2.9 million in the first nine months of 2003, from $3.3 million for the same period in 2002. The decrease in systems and development expenses was mainly due to a reduction in compensation and consulting costs incurred for the period. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalized $1.0 and $0.6 million of software development costs for the nine months ended September 30, 2003 and 2002, respectively.

     Income (Loss) from Operations. Income from operations increased $3.0 million to $3.3 million for the nine months ended September 30, 2003, from a $0.3 million loss for the same period in 2002. The significant increase in income from operations was primarily due to increases in service fee revenue leveraged over relatively fixed costs, and the $2.2 million in fee income received from the conversion of Cal Fed.

     Other Income and Expenses. Interest income decreased $50,000, or 47%, to $57,000 for the nine months ended September 30, 2003, from $107,000 for the same period in 2002. The decrease was due to lower interest rates. Interest and other expense decreased $0.2 million, or 22%, to $0.8 million in the first nine months of 2003, as compared to $1.0 million in the first nine months of 2002, as the result of lower interest expense and amortization of debt issuance costs due to the conversion and repurchase of Convertible Notes. The conversion of $1.0 million in Convertible Notes in March 2002 resulted in a non-cash debt conversion expense of $0.2 million attributable to the issuance of 45,031 incremental shares of common stock. Additionally, the Company repurchased $3.9 million of Convertible Notes in the second quarter of 2003 resulting in the acceleration of $0.2 million of debt issuance costs. Until September 2005, unless the Convertible Notes are earlier converted or repurchased, we will continue to incur interest expense related to the Convertible Notes.

     Net Income (Loss) and Income (Loss) Per Share. Net income was $2.3 million for the nine months ended September 30, 2003, compared to a net loss of $0.8 million for the same period of 2002. Basic and diluted income per share was $0.16 and $0.15, respectively, for the nine months ended September 30, 2003 compared to a basic and diluted loss per share of $(0.06) for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and investments in available for sale securities increased $4.6 million to $11.4 million from $6.8 million as of September 30, 2003 and December 31, 2002, respectively, primarily as a result of cash provided by operating activities of $4.7 million.

     Net cash provided by operating activities was $4.7 million for the nine months ended September 30, 2003. Approximately $2.2 million of the $4.7 million is the result of non-recurring fee income earned from Cal Fed.

     Net cash used by investing activities for the nine months ended September 30, 2003 was $3.3 million, which was the result of net cash used to purchase $1.5 million of available for sale securities and capital expenditures of $1.8 million.

     Net cash provided by financing activities was $1.7 million for the nine months ended September 30, 2003 which was the result of $5.8 million in proceeds from the issuance of common stock net of the repurchase of $3.9 million of Convertible Notes. At September 30, 2003, we had cash and cash equivalents of $5.4 million, investments in available for sale securities of $6.0 million, working capital of $13.5 million, long-term obligations of $8.1 million and stockholders’ equity of $13.6 million.

     We have no material commitments other than our Convertible Notes and obligations under our operating and capital leases. Our material commitments under these obligations are as follows:

	Total	2003	2004	2005	Thereafter

Convertible notes	$8,100,000	$—	$—	$8,100,000	$—
Capital lease obligations	164,464	48,361	105,087	11,016	—
Operating lease	1,042,083	312,625	729,458	—	—

Total Obligations	$9,306,547	$360,986	$834,545	$8,111,016	$—

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

	SEPTEMBER 30, 2003

	AMORTIZED		INTEREST
	COST	FAIR VALUE	RATE

U.S. government treasury obligations	$4,568,558	$4,575,735	1.05%
Commercial obligations	1,419,391	1,419,531	1.08%

Total investments	$5,987,949	$5,995,266

     Long-term debt as of September 30, 2003 is comprised of Convertible Notes with an 8% fixed interest rate and capital lease obligations with interest rates ranging from 4% to 13%. Since these Convertible Notes have a fixed interest rate, we are not exposed to fluctuations in interest rates in this portion of our long-term debt.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (c) On June 9, 2003, the Company through a private placement issued 1,336,000 shares of common stock to a group of institutional investors at an aggregate purchase price of $4.4 million. No agent or underwriter was used for this placement. We relied upon Rule 506 of Regulation D under the Securities Act of 1933, as amended, and Section 4(2) of this act in exempting the issuance of the shares from the registration requirements of the act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. OTHER INFORMATION.

     None

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 31.1 — Rule 13a-14a Certification of Chief Executive Officer

Exhibit 31.2 — Rule 13a-14a Certification of Chief Financial Officer

Exhibit 32 — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

(b)	Report on Form 8-K — July 22, 2003 Financial results for the quarter ended June 30, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE RESOURCES CORPORATION

Date: November 14, 2003	By: /s/ Matthew P. Lawlor Matthew P. Lawlor Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2003	By: /s/ Catherine A. Graham Catherine A. Graham Chief Financial Officer and Executive Vice President (Principal Financial Officer)