Form 10-K
period 2003-12-31
ONLINE RESOURCES CORP
filed 2004-03-12
CIK 888953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒  No

      As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant’s common stock of $6.37 per share as reported on the Nasdaq National Market System, was approximately $97.4 million. As of February 12, 2003, the registrant had 17,924,472 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The registrant intends to file a definitive proxy statement for its 2004 Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2003. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ONLINE RESOURCES CORPORATION

FORM 10-K

TABLE OF CONTENTS

		Page

PART I
Item 1:	Business	2
Item 2:	Properties	18
Item 3:	Legal Proceedings	19
Item 4:	Submission of Matters to a Vote of Security Holders	19
PART II
Item 5:	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6:	Selected Financial Data	21
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A:	Quantitative and Qualitative Disclosures About Market Risk	32
Item 8:	Financial Statements and Supplementary Data	33
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51
Item 9A:	Controls and Procedures	51
PART III
Item 10:	Directors and Executive Officers of the Company	51
Item 11:	Executive Compensation	51
Item 12:	Security Ownership of Certain Beneficial Owners and Management	51
Item 13:	Certain Relationships and Related Transactions	51
Item 14:	Principal Accountant Fees and Services	51
PART IV
Item 15:	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	52
Signatures		56
Index to financial statements		33

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

PART I

Item 1.     Business Overview

      Online Resources Corporation is an outsourcer of Internet banking and payment services to over 600 financial institutions nationwide. We own and operate the critical banking, payments and marketing infrastructure that enable our clients to provide their customers with end-to-end Internet channel functionality and a high quality user experience. Our services, branded to our financial institution clients, power approximately 100 million transactions and $8 billion in consumer bill payments annually.

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

      Depending on their needs, our financial institution clients choose one of our two primary product lines: full service, which includes a suite of Internet banking, bill payment, call center and other support services, or stand-alone bill payment and presentment services. One third of our implemented financial institution clients use our full suite of services, while the rest use our stand-alone bill payment services. Our full service Internet banking clients typically pay us a recurring monthly fee based on the number of their customers who use our services. Our stand-alone bill payment clients also typically pay us a recurring monthly fee based on their number of customers and, in some cases, pay us an additional fee per payment transaction. In addition, they typically pay us a one-time implementation fee to link our respective systems, allowing their customers to connect to us through the Internet.

      The customers of our full service clients may access our proprietary banking service, which allows them to view account statements and balances of accounts maintained with our clients, and perform funds transfers and certain other funds management functions. These customers may also use our bill payment and presentment services, allowing them to pay any bill automatically. Our banking and bill payment services are complemented by our call center, database services, consumer marketing, web site design and hosting and other support services, giving our clients the benefit of a single, integrated solution. We help our clients drive increased adoption of Internet-based services and create a profitable Internet channel through our extensive consumer marketing capabilities. We also back our services with a comprehensive end-to-end service quality guarantee.

      Our bill payment services are built on patented debit architecture that we believe offers substantial cost and quality advantages. By connecting to our clients through online payments networks, we realize the advantage of real-time, guaranteed debits in reducing paper remittances and improving the speed of payments. We have certified over 50 online payment networks, commonly known as electronic funds transfer, or EFT networks, operated by both core processors and ATM networks, potentially allowing us access to approximately 95% of U.S. consumer checking accounts. We believe our patented EFT connectivity is unique and has broad applications for payments products beyond the payment of bills.

      As of December 31, 2003, we provided services to approximately 841,000 customers of our 633 client financial institutions. These 633 financial institutions collectively serve an aggregate of approximately 19.5 million retail accounts, including approximately 10.6 million checking accounts.

      We are a Delaware corporation with our principal executive offices located at 7600 Colshire Drive, McLean, Virginia. Our telephone number is 703-394-5100 and our website address is www.orcc.com. We make available free of charge through the Investor Relations section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website.

Industry Background

      The outlook for the e-financial services industry continues to be vigorous with consumers and small businesses increasingly banking online because of the 24 hours a day, 7 days a week convenience and related processing cost savings. In its December 2003 report, Jupiter Media Matrix, a technology research and advisory firm, estimated that 31.4 million U.S. households banked online in 2003, and that the number of U.S. households banking online will more than double to 54.6 million by 2007.

      Today, the overwhelming majority of U.S. financial institutions with more than $100 million in assets have adopted the Internet as a means of delivering financial services to their customers. Financial institutions recognize the advantages offered by online delivery systems, including the opportunity to offer their services to targeted audiences while reducing or eliminating workload, paper and other back office expenses associated with traditional distribution channels. Additionally, these solutions provide financial institutions the opportunity to gain market share by attracting new customers and then increase profitability by more successfully retaining them. In 2003, the Boston Consulting Group and Forrester Research, financial research and advisory firms, both conducted studies concluding that the profitability of online bill payment consumers over a 12 month period was up to 40 percent higher than those consumers who did not pay bills online, due to increases in the number of accounts and balances.

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

The Online Resources Solution

      We provide a single source, fully integrated solution through our QuotienSM e-financial suite of services, which we believe enables depository financial institutions to offer the breadth of financial services needed to remain competitive as well as profit from their Internet channel. We bring economies of scale and technical expertise to our clients, who would otherwise lack the resources to compete in the rapidly changing, complex financial services industry. We differentiate ourselves by internally developing, integrating and controlling many critical services, such as bill payment, consumer marketing and call center support, rather than relying primarily on third-party providers for these services. As a single source vendor, we believe our clients benefit from having one point of accountability and control. We believe our solution provides our clients with a cost-

effective means to retain and expand their customer base, deliver their services more efficiently and strengthen their customer relationships. We provide our services through:

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

      Our Consumer Contact Services. We drive the Internet channel through the entire user lifecycle, using Integrated Consumer Management (ICM) a unique process that combines cutting-edge customer relationship management technology with our multiple consumer touch-points. Marketing costs are born by or shared with our clients. The marketing programs include web-based marketing, direct marketing, telemarketing, statement stuffers and branch incentives. We privately brand the marketing programs for our financial institution clients so that they may take advantage of their existing relationships.

      Our Support Services. We provide a comprehensive set of support services to complement our Internet banking and bill payment services. These support services include our call center, web site design and hosting, training, professional services and administrative services. We provide each of these services on an optional basis and have fully integrated them into our service platform.

Strategy

      Our goal is to become the vendor of choice for regional and community-based banks, thrifts and credit unions who outsource remote delivery of consumer and small business e-financial services. We position ourselves as a single, outsourced solution to our financial institution clients, providing them our Internet banking and bill payment services, and other complementary e-financial services. Our consumer and small business services and content are further supported by our proprietary infrastructure and support services, such as our call center, consumer marketing, real-time payments processing, customization and other professional services.

      We believe our offering gives our clients the advantage of a single point-of-contact, an end-to-end service quality guarantee, relatively seamless customer care, packaged pricing advantages, and integrated data for consumer marketing and service enhancement purposes. Approximately one-third of our implemented financial institution clients use our full suite of services, while the rest use our stand-alone bill payment services. Both enjoy the benefit of our real-time debit capabilities, integrated customer care, and relatively high percentage of electronic remittances.

      We have grown our business organically and developed by December 31, 2003, a base of 633 financial institution clients, who have typically entered into two to five year service contracts. They typically pay us based on their number of users and volume of transactions, as well as on the number of products and services used. Our primary strategy, therefore, is to focus on our substantial existing client base, and to promote Internet banking usage and the cross-selling of our proprietary bill payment services. Also important is our goal to retain and add to our client base, expanding our distribution channel for an integrated suite of e-financial transaction, cultivation and communication services.

      We have become profitable but believe that our shareholders, clients, employees and partners still place a high premium on our ability to increase and sustain our profitability. Our business model is driven by financial and operating leverage derived from earning largely recurring user and transaction fees spread over our relatively fixed cost base. Therefore, our near-term efforts center on:

•	Increasing adoption of our Internet banking services among the customers of our 211 full service clients, who have approximately 2.5 million checking account and 2.1 million non-checking account relationships;

•	Cross-selling our proprietary bill payment, as well as other services, to those Internet banking users;

•	Cross-selling our bill payment, as well as other services, to the customers of our 422 stand-alone bill payment clients, who have approximately 8.1 million checking account and 6.8 million non-checking account relationships;

•	Retaining and expanding the financial institution distribution channel for our services, particularly by attracting clients who wish to replace another provider, bringing with them an already established base of Internet banking and bill payment customers; and

•	Controlling our costs by keeping growth in our overhead expenses low, gaining operating efficiencies through ongoing automation and process improvement efforts, and creating further standardization of our technology infrastructure.

      Though near-term growth in profitability is an important objective, we recognize, and are investing in, a number of strategic initiatives that we believe will result in high, sustainable profitability. These include:

      Consumer Marketing. We have invested heavily in a variety of consumer marketing capabilities where we materially supplement the marketing efforts of our client institutions. These programs are fully funded or co-funded by our clients, with the goal of increasing customer adoption and converting the Internet into a cost-effective means to promote and deliver a profitable set of financial services. Our integrated consumer management process makes extensive use of multiple consumer touch-points and data derived from our banking and bill payment applications to drive consumers through the online banking user lifecycle from activation to retention. These consumer touch-points include real-time personalized and targeted messages within our banking application, use of our call center, targeted emails, and offline media. Our database capabilities include data mining, analysis, campaign management and data integration. All of our consumer marketing efforts use patented methods for the collection and analysis of confidential banking and bill payment data that are fully self-contained and compliant with privacy laws.

      Strategic New Products. We believe our large business base of 633 financial institutions with its potential of approximately 20 million consumer relationships represents an attractive distribution channel for the additional financial services and content provided by us and by our third-party partners. Therefore, we will continue our strategy to cross-sell new products to clients with the goal of increasing the recurring revenue per customer. In the later half of 2003, we introduced a package of premium online financial services called Money HQSM, which includes account aggregation, bill presentment, inter-bank funds transfer, person-to-person payments and alerts. The new services are tightly integrated within our existing online banking and bill payment services and leverage our real-time financial transaction processing over the Internet. A limited number of financial institutions were launched on this service at the end of 2003. We believe that we can further leverage patented payments architecture to develop additional new products and services. By the end of 2003, we were processing approximately 100 million in annual transactions and our bill payment service was processing over $8 billion in consumer payments per year. The increased volume and efficiency of these transactions not only is critical to our business, but also will generate potentially valuable data using our patented method for confidential messaging without compromising consumer privacy. This data can be extracted using various data mining and aggregation tools and techniques, and packaged for new personalized products and services.

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

      Most of our services generate revenue from recurring monthly fees charged to financial institution clients, typically based on the number of customers they have using our system. The pricing of these services to customers is at the discretion of each financial institution. Because our clients generally derive internal cost savings, account retention and other return on investment and marketing benefits by offering our services, the majority of our clients do not pass all of these charges through to their customers, and most of our clients offer the banking portion of our services free-of-charge.

Full Service Suite

      Our QuotienSM Internet Banking and Bill Payment service provides a comprehensive set of online services for a financial institution’s customers. The services include the following features:

•	Viewing transaction histories and real-time account balances;

•	Transferring funds within and between financial institutions either immediately or in the future;

•	“Pay anyone” functionality by initiating immediate and future bill payments or transfers;

•	Accessing account information and initiating transactions through Intuit’s Quicken application;

•	Guaranteed, real-time payments and transfers through the patented EFT gateway; and

•	Viewing projected balances based upon bill payment and account activities.

•	For customers who register for Money HQ: aggregating online financial accounts from other financial service providers, viewing bills from these accounts, transferring funds between accounts, making payments to individuals via email, and setting balance and due date alerts.

      Using our bill payment service, Internet banking customers may pay any merchant biller or individual. Approximately 65% of our bill payments are currently made electronically to merchants. We guarantee electronic bill payments will be received by the payee within two business days of initiation by the customer. We guarantee paper check payments will be received by the payee within five business days. Paper and electronic payments are drawn on our escrow account. As of December 31, 2003, we had a bill payment database of approximately 634,000 discrete merchants.

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

Stand-Alone Bill Payment and Presentment Services

      Our QuotienSM Internet Bill Payment Service is an unbundled version of the bill payment service featured in our full service suite of services. It is unique in the industry because it leverages the banking industry’s EFT infrastructure for online payments. By leveraging this patented technology, our clients take advantage of existing trusted systems, security, clearing, settlement, regulations and procedures. Users of QuotienSM Internet Bill Payment Service also benefit from a secure, reliable real-time direct link to their accounts. As in our full service suite, customers schedule transactions and view balances via our intuitive web user interface, which is branded for the financial institution. We provide users of this service with complete support and payment inquiry processing through our call center. Additionally, users of this service can register for Money HQ, which includes account aggregation, bill presentment, inter-bank funds transfer, person-to-person payments and alerts.

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

      Our QuotienSM Customer Care service provides critical “high touch” customer support to the consumer and small business users of our services, all branded in our financial institution client’s name. We maintain a customer service center for financial institution clients that choose to outsource this service to us. Customers can access the customer service operation by phone or e-mail 24 hours a day, seven days a week. As of December 31, 2003, our customer service center had over 100 employees available to respond to customers’ questions relating to enrollment, transactions or technical support. Customer care services generate revenue from recurring monthly fees charged to financial institution clients, typically based on the number of enrolled customers.

      Our QuotienSM Web Design and Hosting capabilities give clients an integrated, outsourced solution for their informational web site. We charge an upfront fee for design which is recognized as revenue immediately and a recurring monthly maintenance fee for hosting the web site which is recognized monthly.

      Our QuotienSM Training Services fit the needs of our clients, ranging from operational training to service-oriented sales workshops. Our training services team develops and delivers effective and professional programs in banking, operations, call centers, sales and communications for our clients. We generally charge our clients on an hourly basis for these services and revenue is recognized when services are completed.

      Our QuotienSM Integrated Consumer Management Support provides consumer marketing capabilities to our clients to help maximize adoption and usage of their Internet channel by their customers. We have developed a customer relationship management approach designed to motivate customers to sign up for Internet banking, begin using Internet banking, sign up for Internet bill payment and, finally, to continue ongoing usage of the Internet channel. We employ a variety of offline, online and call center based marketing programs to contact the customers and influence their use of our clients’ Internet channel. We charge our clients on a marketing program basis when they are completed and revenue is recognized when services are provided.

      Our QuotienSM Administrative Services provides administrative and MIS support services to our financial institution clients including the compilation of customized reports regarding their customers’ account activity. We generally charge our clients on an hourly basis for these services and revenue is recognized when earned.

Enhancing Third-Party Services

      We facilitate customers’ linking to additional service capabilities and content that are provided or controlled outside of our platform by third parties who enhance our QuotienSM suite of services. The following services are available or scheduled for launch within the next twelve months.

•	Fully integrated bill payment and account retrieval through Intuit’s Quicken®;

•	Check ordering, available through either Harland, Deluxe, Clarke American or Liberty;

•	Inter-institution funds transfer and account aggregation, provided by CashEdge;

•	Check imaging, provided by AFS, Bisys, FiServ, FSI/ Vsoft, Empire, Intercept, and Mid-Atlantic; and

•	Statement through BIT Statement.

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

Professional Services

      The majority of our professional services are implementation services, consisting of systems integration work. At the time of entering into a contract, the financial institution client pays a one-time fee, which generally ranges from $2,500 to $25,000, depending on the size and complexity of the implementation. A project management team is assembled to integrate our platform with a financial institution client’s legacy host system, typically via an ATM network or a direct host communications interface. A financial institution’s legacy host system houses its transaction accounts. Upon completion of systems integration, we conduct a testing period using selected customers and employees of the client financial institution. Following the testing, the financial institution client is fully launched and services are made available to its customers. Generally, at this point, the financial institution client begins to pay at least the minimum service fees. For clients who are linked to the over 50 core processors and ATM networks with whom we are certified, implementation typically takes 90 to 180 days between signing and launch.

      Additionally, we offer professional services intended to tailor our services to meet the financial institution’s specific needs. Our financial institution clients generally pay us an hourly rate for these customization services.

Institutional Sales and Marketing

      In addition to our extensive consumer marketing capabilities to drive customer adoption and cross-selling, we seek to retain and expand our financial institution client base, which serves as a distribution channel for our consumer and small business online financial services. Our client services function consists of a 14 person team of account managers who support and cross-sell our services to existing financial institution clients and an 11 person sales team focusing on new financial institution prospects.

      Our account management team focuses primarily on helping our clients increase the profitability of their Internet channel. They do this by introducing our extensive consumer marketing capabilities and supporting our clients’ own marketing programs. The account management team also cross-sells our clients to new and enhanced services, and was responsible for almost 1,000 sales events in 2003. This team also handles contract renewals and supports our clients in resolving operating issues.

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

      In addition, a significant number of companies offer portions of the services provided by us and compete directly with us to provide such services. For example, the web servers of companies such as Digital Insight, FundsXpress and S1 Corporation compete with our front-end Internet banking capabilities. These companies may in turn use bill payment providers, such as CheckFree, Princeton eCom, and Metavante, to compete with our full service offering. There are also other software providers such as Intelidata, Corillian and Sybase Financial Fusion that market their software to large financial institutions, that may seek to penetrate our targeted regional and community banking market.

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

Government Regulation

      We are not licensed by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions or other providers of financial services. We are subject to examination by federal depository institution regulators under the Bank Service Company Act, and the Gramm Leach Bliley Act of 1999, among other regulations. As such, we have agreed to periodic examinations by these agencies and these agencies have broad supervisory authority to remedy any shortcomings identified in any such examination.

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

Employees

      At December 31, 2003, we had 299 employees. None of our employees are represented by a collective bargaining arrangement. We believe our relationship with our employees is good.

RISK FACTORS

      You should carefully consider the following risk factors in your evaluation of us. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Prior to the third quarter of 2002, we had a history of net losses; we have achieved net income profitability for five of six quarters since and cannot be sure that we will be profitable in future periods.

      Although we achieved profitability under generally accepted accounting principles, or GAAP, in the third quarter of 2002, we cannot be certain that we can be profitable in future periods. As of December 31, 2003, we had an accumulated deficit of $82.9 million. Although we believe we have achieved economies of scale, if growth in our revenues does not significantly outpace the increase in our expenses, we may not be profitable in future periods.

Our quarterly financial results are subject to fluctuations and could cause our stock price to fluctuate.

      Our quarterly revenues, expenses and operating results may vary from quarter to quarter in the future based upon a number of factors, many of which are not within our control. Our revenue model is based largely on recurring revenues derived from actual customer counts. The number of our total customers is affected by many factors, many of which are beyond our control, including the number of new user registrations, customer turnover, loss of clients, and general consumer trends. Our results of operations for a particular period may be adversely affected if the revenues based on the number of customers forecasted for that period are less than expected. As a result, our operating results may fall below market analysts’ expectations in some future quarters, which could have a material adverse effect on the market price of our stock.

We may need to raise capital in order to accelerate revenue and profit growth.

      Although we achieved positive income in the year 2003 and we believe that we have sufficient capital resources to meet our operating needs during 2004, we may require additional infusions of capital to sustain operations after 2004. This capital may not be available on favorable terms, or at all. We may need to raise additional funds sooner than we expect if we incur unforeseen required capital expenditures or substantial operating losses. If adequate funds are not available or are not available on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on our business.

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

      We may not be able to expand or adapt our services and related products to meet the demands of our financial institution clients and their customers quickly or at a reasonable cost. The number of customers registered for our services has increased from 21,000 as of December 31, 1997 to 841,000 as of December 31, 2003. This resulting growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We will need to continue to expand and adapt our infrastructure, services and related products to accommodate additional financial institution clients and their customers, increased transaction volumes and changing customer requirements. This will require substantial financial, operational and management resources. If we are unable to scale our system and processes to support the variety and number of transactions and customers who ultimately use our services, our business may be materially adversely affected.

If we lose a material client, our business may be adversely impacted.

      Loss of any material financial institution contract could negatively impact our ability to increase our revenues and maintain profitability in the future. Additionally, the departure of a large financial institution could impact our ability to attract and retain other financial institution clients.

      One of our financial institution clients, California Federal Bank, accounted for 9%, 15% and 13% of our revenue for the years ended December 31, 2003, 2002 and 2001. During 2002, Citigroup acquired California Federal Bank or Cal Fed and converted the Cal Fed customers to the Citigroup banking and bill payment platform in the first quarter of 2003.

      Additionally, BB&T Corporation acquired our second largest customer, First Virginia Banks, Inc., in the third quarter of 2003. In the years ended December 31, 2003, 2002 and 2001, First Virginia accounted for 5% of our revenue. BB&T Corporation converted the First Virginia customers to the BB&T banking and bill payment platform in the fourth quarter of 2003.

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

      Like other system operators, our operations are dependent on our ability to protect our system from interruption caused by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond our control. Although we have an agreement with an offsite disaster recovery facility, Savvis, in the event of major disasters, both locations could be equally impacted. We do not currently have sufficient backup facilities to provide full Internet services, if the Savvis facility is not functioning. We could also experience system interruptions due to the failure of our systems to function as intended or the failure of the systems we rely upon to deliver our services such as ATM networks, the Internet, or the systems of financial institutions, processors that integrate with our systems and other networks and systems of third parties. Loss of all or part of our systems for a period of time could have a material adverse effect on our business. We may be liable to our clients for breach of contract for interruptions in service. Due to the numerous variables surrounding system disruptions, we cannot predict the extent or amount of any potential liability.

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

      As of February 28, 2004, management and directors beneficially owned approximately 15% of our outstanding common stock. As a result, they may have the ability to effectively control us and direct our affairs and business, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control, and make some transactions more difficult or impossible without the support of such stockholders, including proxy contests, mergers, tender offers, open-market purchase programs or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of common stock.

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

      Neither federal depository institution regulators nor other federal regulators of financial services require us to obtain any licenses. We are subject to examination by federal depository institution regulators under the Bank Service Company Act and the Gramm Leach Bliley Act of 1999 among other regulations. Although we believe we are not subject to direct supervision by federal and state banking agencies relating to other regulations, we have from time to time agreed to examinations of our business and operations by these agencies. These regulators have broad supervisory authority to remedy any shortcomings identified in any such examination.

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

      We have taken the appropriate steps to mitigate the regulators’ concerns, and based on these efforts they do not intend to take any further actions prior to our next examination, which we expect to occur in April 2004. If we do not improve our rating, our financial institution clients and prospects may lose confidence in us and seek alternate providers. This would affect our revenue and revenue growth and could lower our profit margins.

We have a substantial number of shares of common stock that may be sold, which could affect the trading prices of our common stock.

      We have a substantial number of shares of common stock that may be issued upon exercise of stock options and warrants. We cannot predict the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options or warrants), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Our stockholder rights plan contains provisions that could discourage a takeover.

      In January 2002, we announced that our Board of Directors has adopted a stockholder rights plan. This plan along with provisions contained in our Certificate of Incorporation may discourage or prevent a change of control through the issuance of additional equity securities that can substantially dilute the interests of a third party seeking to gain control over our company in the absence of the approval of our Board of Directors.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2003.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock began trading on the Nasdaq National Market on June 4, 1999 under the symbol “ORCC”. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated, as reported by Nasdaq:

	2003		2002

Fiscal Quarter Ended	High	Low	High	Low

First Quarter	$3.450	$2.500	$3.300	$2.600
Second Quarter	6.370	2.620	3.850	2.800
Third Quarter	7.400	5.240	3.140	2.510
Fourth Quarter	7.980	6.030	4.640	2.700

      The market price of our common stock is highly volatile and fluctuates in response to a wide variety of factors. See “Business — Risk Factors — Our Stock Price is Volatile.”

      On December 31, 2003, we had approximately 171 holders of record of common stock. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

      We have not paid any cash dividends on our common stock. We expect to invest any future earnings to finance growth, and therefore do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.

      On June 9, 2003, we increased our stockholders’ equity by $4.4 million through a private placement of 1,336,000 newly issued common shares to a group of institutional investors. This transaction was priced at a discount to the Online Resources volume weighted average closing share price for the 10 trading days prior to the seventh trading day before closing. In separate transactions, these proceeds were used to repurchased $3.9 million of its Convertible Notes at par. The remaining $8.1 million in Convertible Notes were converted into 2,001,314 shares of common stock in October and November of 2003.

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

	Year Ended December 31

	2003	2002	2001	2000	1999

Statement of Operations Data:
Revenues:
Service fees	$33,606,782	$29,603,510	$21,679,291	$13,311,370	$6,378,175
Professional services and other	4,800,833	2,750,673	2,956,472	2,332,940	2,067,360

Total revenues	38,407,615	32,354,183	24,635,763	15,644,310	8,445,535
Cost of revenues	15,502,564	14,627,981	14,313,734	13,170,656	9,081,269

Gross profit (loss)	22,905,051	17,726,202	10,322,029	2,473,654	(635,734)
General and administrative	8,627,640	7,037,884	6,930,462	6,370,848	3,894,475
Sales and marketing	6,433,211	5,368,177	5,931,222	8,972,094	5,266,044
Systems and development	3,830,565	4,344,765	5,854,866	6,246,174	3,998,936
Non-recurring charges	—	—	209,434	—	—

Total expenses	18,891,416	16,750,826	18,925,984	21,589,116	13,159,455

Income (loss) from operations	4,013,635	975,376	(8,603,955)	(19,115,462)	(13,795,189)
Other (expense) income	(1,234,081)	(1,380,959)	(2,291,756)	501,680	(34,045)
Gain (loss) from extinguishment of debt (1)	—	—	1,083,153	—	(885,407)

Income (loss) before change in accounting principle	2,779,554	(405,583)	(9,812,558)	(18,613,782)	(14,714,641)
Change in accounting principle (2)	—	—	—	(216,818)	—

Income (loss) before income tax provision	2,779,554	(405,583)	(9,812,558)	(18,830,600)	(14,714,641)
Income tax provision	15,785	—	—	—	—

Net income (loss)	2,763,769	(405,583)	(9,812,558)	(18,830,600)	(14,714,641)
Preferred stock accretion	—	—	—	—	(2,236,716)
Beneficial return on preferred shares (3)	—	—	—	—	(2,668,109)

Net income (loss) available for common stockholders	$2,763,769	$(405,583)	$(9,812,558)	$(18,830,600)	$(19,619,466)

Net income (loss) per share
Basic	$0.18	$(0.03)	$(0.82)	$(1.64)	$(2.45)
Diluted	0.17	(0.03)	(0.82)	(1.64)	(2.45)

Pro forma, assuming the change in accounting principle was accounted for retroactively: (4) Net loss available for common stockholders				$(18,613,782)	$(19,482,536)

Basic and diluted loss per share				$(1.62)	$(2.43)

Shares used in calculation of income (loss) per share
Basic	15,140,538	13,520,642	12,026,476	11,487,192	8,010,331
Diluted	16,685,602	13,520,642	12,026,476	11,487,192	8,010,331

(1)	On June 10, 1999, we used $9.4 million of the net proceeds from our initial public offering to pay off corporate debt, which payment resulted in a one-time charge of $885,407. In May 2001, we used $2.2 million of our cash to repurchase $3.5 million of the 8% convertible subordinated notes, which payments resulted in a one-time gain of $1,083,153.

(2)	In the fourth quarter of 2000, we adopted a change in accounting principle for implementation fees, retroactive to January 1, 2000, under Staff Accounting Bulletin 101 (“SAB 101”), Revenue Recognition in Financial Statements.

(3)	We recorded a deemed beneficial return on the Series C preferred stock issued during the first three months of 1999, due to these shares being convertible into common stock at a discount from fair value at the date of issuance.

(4)	Pro forma (as if) amounts, assuming retroactive application of SAB 101 for period of change and all prior periods presented.

	Year Ended December 31

	2003	2002	2001	2000	1999

Balance Sheet Data:
Cash, cash equivalents and investments	$13,633,926	$6,785,827	$7,703,622	$21,459,931	$21,494,116
Working capital	15,456,994	8,650,044	8,785,201	21,338,693	20,895,369
Total assets	26,851,959	21,329,940	21,521,614	35,128,428	29,217,175
Notes payable, less current portion	—	12,000,000	13,000,000	20,000,000	—
Capital lease obligations, less current portion	10,521	111,491	348,552	232,125	329,480
Other non-current liabilities	353,754	355,662	566,539	1,193,404	—
Total liabilities	3,881,040	15,831,810	17,183,999	25,923,458	3,750,141
Stockholders’ equity	22,970,919	5,498,130	4,337,615	9,204,970	25,467,034

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under “Business— Risk Factors” and elsewhere in this report.

Overview

      We are a leading outsourcer of Internet banking, payment and customer contact services to financial institution clients nationwide. Our services, branded in the clients’ name, integrate seamlessly into a single-vendor, end-to-end solution, supported by 24x7 customer care, targeted consumer marketing, training and other network and technical professional products and services.

      Registered customers using Internet banking, bill payment or both, are the major driver of our revenue. During 2003 the number of customers using our banking services increased by 3% and the number of customers using our payment services increased 61%, for an overall 35% increase in customers. This resulted in a 19% increase in revenue. While we have seen some reduction in average monthly recurring revenue per user, due largely to our decision to fix price the banking service to our clients, this has been more than offset by a decline in the average monthly recurring cost per user. Although the average monthly recurring revenue per user decreased by 15% in 2003, the average monthly recurring gross margin per user increased from 55% in 2002 to 57% in 2003 as a result of a 19% decrease in the average monthly recurring cost of revenues per user.

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

      As a network-based service provider, we have made substantial up-front investments in infrastructure, particularly for our proprietary systems. While we continue to incur ongoing development and maintenance costs, we believe the infrastructure we have built provides us with significant operating leverage. In 2003 we began an effort to upgrade and rewrite certain of our applications infrastructure that will span a period of two to three years. We expect that this effort will require incremental capital expenditures, primarily for additional development labor, of between $3.0 million and $5.0 million over that period.

      We continue to automate processes and develop applications that allow us to make only small increases in labor and other operating costs relative to increases in customers and transactions. We believe our financial and operating performance will be based primarily on our ability to leverage additional users and transactions over this relatively fixed cost base.

Critical Accounting Policies

      The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

      The provision for losses on accounts receivable and allowance for doubtful accounts are recognized based on our estimate, which considers our historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data and financial health of specific customers. We reduced the allowance for doubtful accounts $10,000 during 2003. There were no write-offs of uncollectible accounts in 2003. At December 31, 2003 the allowance for doubtful accounts was $67,000, which represents management’s estimate of the probable losses in the accounts receivable balance at December 31, 2003. While the allowance for doubtful accounts and the provision for losses on accounts receivable depend to a large degree on future conditions, management does not forecast significant adverse developments in 2004.

      Property and equipment, including leasehold improvements, are recorded at cost. Software and hardware consisting of central processing systems and terminals represent the majority of the property and equipment and are potentially subject to technological changes and obsolescence. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which is generally five years. Equipment recorded under capital leases is amortized over the estimated useful life of the asset.

      We capitalize the cost of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the development stage. We expense costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are being depreciated on a straight-line method over a period of three years upon being placed in service. We periodically evaluate the assets for recoverability when events or circumstances indicate a potential impairment.

      We generate revenues from service fees, professional services, and other supporting services. Service fees are primarily composed of three business lines, Internet banking services, payment services and consumer contact services. Revenues from service fees include new user registration fees, account access fees, transaction fees, customer service fees and relationship marketing support fees. Revenue from service fees are recognized over the term of the contract as the services are provided.

      Professional services revenues consist of implementation fees associated with the linking of our financial institution client’s to our QuotienSM e-financial suite through various networks, web development and hosting fees, training fees and communication services. In accordance with Staff Accounting Bulletin No. 101— Revenue Recognition in Financial Statements (“SAB 101”), as superseded by SAB 104, which we adopted effective January 1, 2000, implementation fees and related direct implementation costs are recognized on a straight line basis over the contract term as the services are provided, which typically range from one to five years (generally three years). Prior to 2000, we recognized nonrefundable implementation fees as revenue under the percentage of completion method as certain milestone output measures were completed. Due to the adoption of SAB 101, revenue that was previously recognized under our prior revenue recognition policy will be recognized under our revised revenue recognition policy through periods up to 2004 because some contract periods extend through 2004. During the years ended December 31, 2003, 2002 and 2001, we recognized revenue of $37,000, $275,000, and $541,000, respectively, and related direct incremental costs that were included in the cumulative effect adjustment at January 1, 2000. Revenue from web development, web hosting and training are recognized over the term of the contract as the services are provided.

      Other revenue consists of service fees associated with enhanced third-party solutions and termination fees. Service fees for enhanced third-party solutions include fully integrated bill payment and account retrieval through Intuit’s Quicken, check ordering, inter-institution funds transfer, account aggregation and check imaging. Revenue from these service fees are recognized over the term of the contract as the services are provided. Termination fees are recognized upon termination of a contract.

      In December 2002, Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) was released effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 establishes new requirements for determining whether an arrangement involving multiple deliverables contains more than one unit of accounting. We adopted EITF 00-21 and there has been no material impact on the financial position or results of operations from the adoption of EITF 00-21.

      As of December 31, 2003, we have a full valuation allowance on our deferred tax asset resulting from $88 million of net operating loss carry forwards since the likelihood of the realization of that asset cannot be determined. We have cumulative losses of over $7 million during the three years ended December 31, 2003. These cumulative losses constitute significant negative evidence about the realization of the deferred tax asset and our projection of future taxable income does not provide positive evidence of equal or greater significance to overcome the negative evidence. Therefore, in accordance with SFAS 109 “Accounting for Income Taxes,” we recognize a full valuation allowance on our net deferred tax assets until sufficient positive evidence exists that it is “more likely than not” that the benefit will be realized.

      In the third quarter of 2003, we adopted a policy to recognize as assets the amounts underlying bill payment checks drawn upon our escrow accounts that have been outstanding for at least a year after reviewing legal analysis from outside counsel to ensure that there is a basis for making a claim of ownership to such funds. Our policy is to recognize as assets funds from checks that have been outstanding more than a year and are less than $200 as an offset to payment processing costs. Checks greater than $200 will be recognized as assets after they are outstanding for two years. During 2003, we recognized $0.6 million in assets as an offset to payment processing costs net of a $51,000 reserve for estimated bill payments that could potentially be processed.

Financial Condition

      While we achieved net income profitability in the first, third and fourth quarters of 2003 and expect our profitability to be sustainable, we have historically experienced operating losses and negative cash flow due to the initial costs of developing our infrastructure and the early revenues typical of an emerging market segment. As a result, at December 31, 2003 we had an accumulated deficit of $82.9 million. We have funded our operations primarily through the issuance of equity and debt securities, and ongoing working capital requirements consist primarily of personnel costs related to providing our services and operating, enhancing and maintaining our systems.

      Cash and investments in securities available-for-sale were $13.6 and $6.8 million as of December 31, 2003 and 2002, respectively. The $6.8 million increase in cash and investments resulted primarily from cash provided by operating and financing activities of $7.0 and $2.5 million, respectively, offset by cash used for capital expenditures of $2.7 million. Total liabilities decreased from $15.8 million as of December 31, 2002 to $3.9 million as of December 31, 2003 primarily as a result of the repurchase and conversion of $12.0 million of 8% convertible subordinated notes (the “Convertible Notes”). Accordingly, no long term debt was outstanding as of December 31, 2003.

Results of Operations

      The following table presents certain items derived from our statements of operations expressed as a percentage of revenue.

	Year Ended December 31,

	2003	2002	2001

Statement of Operations Data:
Revenues:
Banking services	10.6%	16.4%	20.6%
Payment services	54.8	47.2	41.9
Consumer contact services	22.1	27.9	25.5
Professional services and other	12.5	8.5	12.0

Total revenues	100.0	100.0	100.0
Costs and expenses:
Costs of revenues	40.4	45.2	58.1

Gross profit	59.6	54.8	41.9
General and administrative	22.5	21.8	28.1
Sales and marketing	16.7	16.6	24.1
Systems and development	10.0	13.4	23.7
Non-recurring charges	—	—	0.9

Total expenses	49.2	51.8	76.8

Income (loss) from operations	10.4	3.0	(34.9)
Other expense, net	(1.9)	(3.6)	(4.8)
Debt conversion expense	(1.3)	(0.7)	(4.5)
Gain from the extinguishment of debt	—	—	4.4

Net income (loss)	7.2%	(1.3)%	(39.8)%

Although inflation has slowed in recent years, it is still a factor in our economy and we do not believe it will have a material impact on the results of operations.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

          Revenues

      We generate revenue from Internet banking services, payment services, consumer contact services and professional services and other revenue. Revenue increased $6.0 million, or 19%, to $38.4 million for the year ended December 31, 2003, from $32.4 million for the same period of 2002. This increase was attributable to 38% and 75% increases in payment services and professional services and other revenue, respectively, partially offset by 23% and 6% decreases in Internet banking services and consumer contact services revenue, respectively.

	Year Ended
	December 31,		Change

	2003	2002	Difference	%

Revenues (in millions):
Banking services	$4.1	$5.3	$(1.2)	(23)%
Payment services	21.0	15.3	5.7	38%
Consumer contact services	8.5	9.0	(0.5)	(6)%
Professional services and other	4.8	2.8	2.0	75%

Total revenues	$38.4	$32.4	$6.0	19%
Users and transactions (000s):
Internet banking services users	416	403	13	3%
Payment services users	528	327	201	61%
All services users	841	623	218	35%
Payment transactions	24,825	16,491	8,334	51%
Average monthly revenue per user:
Internet banking services	$0.83	$1.24	$(0.41)	(33)%
Payment services	4.10	4.50	(0.40)	(9)%
Adoption rates:
Internet banking services(1)	16.8%	11.2%	5.6%	50%
Payment services(2)	5.1%	4.2%	0.9%	21%

Notes:

(1)	Represents the percentage of users subscribing to our Internet banking services out of the total number of checking accounts enabled for banking services.

(2)	Represents the percentage of users subscribing to our payment services out of the total number of checking accounts enabled for payment services.

     Internet Banking Services. During 2003 Internet banking services revenue decreased $1.2 million to $4.1 million, driven by a loss of Internet banking services revenue resulting from the departures of Calfed and First Virginia in March and October 2003, respectively. Internet banking services revenue generated by our remaining client base remained flat versus 2002 even though the number of year-end Internet banking services users increased by 3% compared to the prior year-end. This was the result of a 33% decrease in the average monthly revenue per Internet banking services user. This decrease was attributable to our decision to move from a monthly user fee pricing model to a monthly license fee pricing model for Internet banking services in an effort to drive adoption of those services. This allows our financial institution clients to register an unlimited number of Internet banking services users (as evidenced by the 50% increase in Internet banking services adoption in 2003) to whom we can then attempt to up-sell our higher margin bill pay products and other services.

      Payment Services. Payment services revenue increased to $21.0 million in 2003 compared to $15.3 million in the prior year. Even with the departures of Calfed and First Virginia during 2003, payment services revenue increased 38%, driven by a 61% increase in the number of year-end payment services users and a 51% increase in the number of payment transactions processed during the year. The increases in year-end payment services users and the number of payment transactions processed were driven by two factors: an increase in financial institution clients using our payment services and an increase in payment services adoption. During 2003, the number of financial institution clients using our payment services increased from 534 clients to 633 clients. Additionally, we were able to increase the adoption rate of our payment services from 4.2% at the end of 2002 to 5.1% at the end of 2003.

      Consumer Contact Services. Consumer contact services revenue decreased from $9.0 million in 2002 to $8.5 million in 2003 as a result of the departures of Calfed and First Virginia in March and October 2003, respectively. However, these losses were partially offset by increased consumer contact services revenue from our remaining client base driven by an increase of 35% in the number of year-end customers utilizing either Internet banking or payment services.

      Professional Services and Other. Professional services and other revenue increased $2.0 million from $2.8 million in 2002 to $4.8 million in 2003. This increase was the result of a $2.2 million termination payment received from Calfed. Including this payment, we received $2.8 million in termination payments during the year ended December 31, 2003, compared to $0.5 million during the year ended December 31, 2002. This increase in termination payments during 2003 resulting from the Calfed termination payment was offset by a decrease in implementation fee revenue resulting from lower average implementation fees per enabled bank.

          Costs and Expenses

	Year Ended
	December 31,		Change

	2003(1)	2002(1)	Difference(1)	% Difference

Revenues	$38.4	$32.4	$6.0	19%
Costs of revenues	15.5	14.7	0.8	6%

Gross profit	$22.9	$17.7	$5.2	29%
Gross margin	60%	55%	5%	9%
Operating expenses
General & administrative	$8.6	$7.0	$1.6	23%
Sales & marketing	6.5	5.4	1.1	20%
Systems & development	3.8	4.3	(0.5)	(12)%

Total operating expenses	18.9	16.7	2.2	13%

Income from operations	4.0	1.0	3.0	311%
Other expense, net	(1.2)	(1.4)	0.2

Net income (loss)	$2.8	$(0.4)	$3.2

Diluted income (loss) per share	$0.17	$(0.03)	$0.20
Average monthly metrics per user:
Recurring revenues(2)	$3.84	$4.51	$(0.67)	(15)%
Recurring costs of revenues(2)	1.64	2.02	(0.38)	(19)%

Gross profit	$2.20	$2.49	$(0.29)	(12)%
Gross margin	57%	55%	2%	4%

Notes:

(1)	In millions except for diluted income (loss) per share and per user metrics.

(2)	Calculation excludes revenues and costs associated with professional services and implementation activities.

     Costs of Revenues. Costs of revenues encompasses the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional service work. Costs of revenues increased by $0.8 million, or 6%, to $15.5 million for the year ended December 31, 2003, from $14.7 million for 2002. This increase was primarily attributable to a $1.0 million increase in bill payment processing costs, a $0.5 million increase in systems operations support costs and a $0.3 million increase in telecommunications costs, offset by a $0.8 million decrease in customer service costs. The increases in payment processing, systems operations support and telecommunications costs resulted from increases in the number of billable users and transactions and in the cost of supporting the systems on which our users conduct their transactions. The decrease in customer service costs was due to reductions in headcount resulting from technological efficiencies implemented over the past two years. Although total costs of revenues increased by 6% in 2003, the average monthly recurring costs of revenues per user decreased by 19% due to a 35% increase in the number of customers using our services.

Additionally, beginning in the third quarter of 2003, we began to offset payment costs with idle funds we recapture from bill payment transactions that have not been completed after 12 or 24 months from the authorization of the transactions. The amount of funds recovered and recognized in 2003 was $0.6 million.

      Gross Profit. Gross profit increased to $22.9 million for the year ended December 31, 2003 from $17.7 million for the same period of 2002. Gross margin improved to 60% from 55% in the prior year, due to increased service fees leveraged over our relatively fixed cost of revenues in addition to the $2.2 million termination fee received from Calfed. Gross profit also improved as a result of improved efficiency from technology development and cost control initiatives.

      General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $1.6 million, or 23%, to $8.6 million in 2003, from $7.0 million in 2002. The increase in general and administrative expenses was primarily attributable to increased salary and benefits costs and the implementation of a profit sharing plan in 2003 and increased depreciation expenses.

      Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $1.1 million, or 20%, to $6.5 million in 2003, from $5.4 million in 2002. The primary reason for the increase in sales and marketing expenses was increased salary and benefits costs and the implementation of a profit sharing plan in 2003.

      Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses decreased $0.5 million, or 12%, to $3.8 million in 2003, from $4.3 million in 2002. The decrease in our systems and development expenses was due to an increase in work associated with capitalizable projects as defined by Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These projects included major enhancements to our applications infrastructure and development of our Money HQSM product. We capitalized $1.6 million of development costs associated with software developed or obtained for internal use in 2003, compared to $1.1 million in 2002. The decrease in expenses related to this shift in work was partially offset by an increase in salary and benefits costs as a result of the restoration of salaries and the implementation of a profit sharing plan in 2003.

      Income from Operations. Income from operations increased $3.0 million, or 311%, to $4.0 million for the year ended December 31, 2003 from $1.0 million in 2002. The significant increase in income from operations was primarily due to increases in service fee revenue leveraged over relatively fixed costs and the $2.2 million termination fee received from Calfed.

      Other Expense, Net. Interest income decreased $48,000, or 38%, to $79,000 in 2003, from $127,000 for 2002. The decrease was due to lower interest rates. Interest and other expense decreased $0.4 million, or 33%, to $0.8 million in 2003, as compared to $1.3 million in 2002, as the result of lower interest expense and amortization of debt issuance costs due to the repurchase and conversion of the Convertible Notes in 2003. The conversion of $1.0 million of Convertible Notes in March 2002 resulted in a non-cash debt conversion expense of $0.2 million attributable to the issuance of 45,031 incremental shares of common stock. The repurchase of $3.9 million of Convertible Notes in June 2003 and the conversion of $8.1 million of Convertible Notes in October and November 2003 resulted in a non-cash debt conversion expense of $0.5 million attributable to the issuance of 2,001,314 incremental shares of common stock.

      Net Income (Loss) Per Share. Net income was $2.8 million for the year ended December 31, 2003, compared to a loss of $0.4 million for 2002. Basic income (loss) per share was $0.18 and $(0.03) for the years ended December 31, 2003 and 2002, respectively, while diluted income (loss) per share was $0.17 and $(0.03) for the years ended December 31, 2003 and 2002, respectively.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

          Revenues

      Revenue increased $7.8 million, or 31%, to $32.4 million for the year ended December 31, 2002, from $24.6 million for the same period of 2001. This increase was attributable to 5%, 48% and 44% increases in Internet banking services revenue, payment services revenue and consumer contact services revenue, respectively, partially offset by a 7% decrease in professional services and other revenue.

	Year Ended
	December 31,		Change

	2002	2001	Difference	%

Revenues (in millions):
Banking services	$5.3	$5.1	$0.2	5%
Payment services	15.3	10.3	5.0	48%
Consumer contact services	9.0	6.3	2.7	44%
Professional services and other	2.8	2.9	(0.1)	(7)%

Total revenues	$32.4	$24.6	$7.8	31%
Users and transactions (000s):
Internet banking services users	403	292	111	38%
Payment services users	327	233	94	40%
All services users	623	449	174	39%
Payment transactions	16,491	11,323	5,168	46%
Average monthly revenue per user:
Internet banking services	$1.24	$1.76	$(0.52)	(30)%
Payment services	4.50	4.29	0.21	5%
Adoption rates:
Internet banking services(1)	11.2%	7.2%	4.0%	56%
Payment services(2)	4.2%	2.7%	1.5%	56%

Notes:

(1)	Represents the percentage of users subscribing to our Internet banking service out of the total number of checking accounts enabled for banking services.

(2)	Represents the percentage of users subscribing to our payment services out of the total number of checking accounts enabled for payment services.

     Internet Banking Services. Although the number of year-end Internet banking services users increased by 38% in 2002, Internet banking services revenue increased only 5% from $5.1 million in 2001 to $5.3 million in 2002. This is the result of a 30% decrease in the average monthly revenue per Internet banking services user. This decrease was attributable to our decision to move from a monthly user fee pricing model to a monthly license fee pricing model for Internet banking services in an effort to drive adoption of those services. This allows our financial institution clients to register an unlimited number of Internet banking services users (as evidenced by the 56% increase in Internet banking services adoption in 2002) to whom we can then attempt to up-sell our higher margin bill pay products and services.

      Payment Services. Payment services revenue increased to $15.3 million in 2002 compared to $10.3 million in the prior year. This increase was driven by a 40% increase in the number of year-end payment services users and a 46% increase in the number of payment transactions processed during the year. The increases in year-end payment services users and the number of payment transactions processed were driven by two factors: an increase in financial institution clients using our payment services and an increase in payment services adoption. During 2002, the number of financial institution clients using our payment services increased from 472 clients to 534 clients. Additionally, even with the increased pool of potential customers to which to sell, we were able to increase the adoption rate of our payment services from 2.7% at the end of 2001 to 4.2% at the end of 2002.

      Consumer Contact Services. Consumer contact services revenue increased 44% from $6.3 million in 2001 to $9.0 million in 2002 as a result of an increase of 39% in the number of year-end customers utilizing either Internet banking or payment services.

      Professional Services and Other. Professional services and other revenue remained relatively flat at $2.8 million in 2002 compared to $2.9 million in 2001. This slight decrease was due to a decrease in implementation fees resulting from a lower number of new clients that were enabled in 2002 versus 2001. Also included in other revenues was $0.5 million and $0.3 million from termination payments during the years ended December 31, 2002 and 2001, respectively.

          Costs and Expenses

	Year Ended
	December 31,		Change

	2002(1)	2001(1)	Difference(1)	% Difference

Revenues	$32.4	$24.6	$7.8	31%
Costs of revenues	14.7	14.3	0.4	2%

Gross profit	$17.7	$10.3	$7.4	72%
Gross margin	55%	42%	13%	31%
Operating expenses
General & administrative	$7.0	$6.9	$0.1	2%
Sales & marketing	5.4	5.9	(0.5)	(9)%
Systems & development	4.3	5.9	(1.6)	(26)%
Non-recurring charges	—	0.2	(0.2)	(100)%

Total operating expenses	16.7	18.9	(2.2)	(11)%
Income (loss) from operations	1.0	(8.6)	9.6
Other expense, net	(1.4)	(1.2)	(0.2)

Net loss	$(0.4)	$(9.8)	9.4

Diluted loss per share	$(0.03)	$(0.82)	$0.79
Average monthly metrics per user:
Recurring revenues(2)	$4.51	$4.78	$(0.27)	(6)%
Recurring cost of revenues(2)	2.02	2.83	(0.81)	(29)%

Gross profit	$2.49	$1.95	$0.54	28%
Gross margin	55%	41%	14%	34%

Notes:

(1)	In millions except for diluted loss per share and per user metrics.

(2)	Calculation excludes revenues and costs associated with professional services and implementation activities.

     Costs of Revenue. Costs of revenue encompasses the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $0.4 million, or 2%, to $14.7 million for the year ended December 31, 2002, from $14.3 million in 2001. This increase was primarily attributable to a $0.3 million increase in bill payment processing costs, a $0.6 million increase in implementation costs, a $0.2 million increase in systems operations support costs, offset by a $0.8 million decrease in customer service costs. The increases in payment processing, implementation and systems operations support costs resulted from increases in the number of billable users and transactions and in the cost of supporting the systems on which our users conduct their transactions. The decrease in customer service costs was due to reductions in headcount resulting from technological efficiencies implemented during the 2002 year. Although total cost of revenues increased by 2% in 2002, the average monthly recurring cost of revenues per user decreased by 29%, due to a 39% increase in the number of customers using our services.

      Gross Profit. Gross profit increased to $17.7 million for the year ended December 31, 2002 from $10.3 million for 2001. Gross margin improved to 55% from 42% in the prior year, primarily due to increased service fees leveraged over our relatively fixed cost of revenue. Gross profit also improved as a result of improved efficiency from technology development and cost control initiatives.

      General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $0.1 million, or 2%, to $7.0 million in 2002, from $6.9 million in 2001. The increase in general and administrative expenses was primarily attributable to increased depreciation expense partially offset by decreased compensation costs attributable to cost control initiatives implemented in the fourth quarter of 2001.

      Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses decreased $0.5 million, or 9%, to $5.4 million in 2002, from $5.9 million in 2001. The primary reason for the decrease in sales and marketing expenses was a reduction in staff as a result of consolidating certain client service responsibilities.

      Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses decreased $1.6 million, or 26%, to $4.3 million in 2002, from $5.9 million in 2001. The decrease in our systems and development expenses was primarily due to a reduction in compensation costs and consulting fees during the year. Additionally, in 2002 we capitalized $1.1 million of development costs associated with software developed or obtained for internal use in 2002.

      Income (Loss) from Operations. Income from operations increased $9.6 million to $1.0 million for the year ended December 31, 2002, from an $8.6 million loss in 2001. The significant increase in income from operations was primarily due to increases in service fee revenue leveraged over relatively fixed costs and decreases in various operating expenditures derived from our expense control initiatives.

      Other Expense, Net. Interest income decreased $0.5 million, or 79%, to $0.1 million in 2002, from $0.6 million for 2001. The decrease was due to the lower average cash and investment balances and lower interest rates. Interest and other expense decreased $0.5 million, or 28%, to $1.3 million in 2002, as compared to $1.8 million in 2001, as the result of lower interest expense and amortization of debt issuance costs due to the conversion of Convertible Notes. The conversion of $1.0 million of Convertible Notes in March 2002 resulted in a non-cash debt conversion expense of $0.2 million attributable to the issuance of 45,031 incremental shares of common stock. Until September 2005, unless the Convertible Notes are earlier converted or repurchased, we will continue to incur interest expense related to the Convertible Notes.

      Net Loss Per Share. Net loss was $0.4 million for the year ended December 31, 2002, compared to a loss of $9.8 million for 2001. Basic and diluted loss per share was $(0.03) and $(0.82) for the years ended December 31, 2002 and 2001, respectively.

Liquidity and Capital Resources

      Since inception, we have primarily financed our operations through private placements and public offerings of our common and preferred stock and the issuance of debt. We have also entered into various capital lease financing agreements. Cash and investments in available for sale securities were $13.6 million and $6.8 million as of December 31, 2003 and 2002, respectively. The $6.8 million increase in cash and investments results from $7.0 million in cash generated by operating activities and $2.5 million in cash generated by financing activities, partially offset by capital expenditures of $2.7 million.

      Net cash provided by operating activities was $7.0 million for the year ended December 31, 2003 as compared to $2.7 million during the year ended December 31, 2002. While cash provided by operating activities during the years ended December 31, 2003 and 2002 resulted primarily from income from operations net of non-cash charges, $2.2 million of the cash provided by operating activities in 2003 was the result of the termination payment received from Calfed.

      Net cash used in investing activities for the year ended December 31, 2003 was $4.2 million, which was the result of a net increase of $1.5 million in securities available-for-sale and $2.7 million in capital expenditures. For the year ended December 31, 2002, net cash used in investing activities was $2.6 million, of which approximately $1.1 million was provided by sales of securities available-for-sale offset by $3.7 million used for capital expenditures.

      Net cash provided by financing activities was $2.5 million in the year ended December 31, 2003 as compared to $3,300 in the year ended December 31, 2002. During 2003 the Company generated $6.6 million in cash— $4.4 million through a private stock placement in June 2003, and $2.2 million through the exercise of stock options. The Company used $3.9 million of the June 2003 private stock placement to repurchase $3.9 million of the Convertible Notes. Additionally, the Company used $0.2 million for the repayment of capital lease obligations. Cash provided by financing activities for the year ended December 31, 2002 resulted primarily from the issuance $0.3 million of common stock offset by the repayment of capital lease obligations.

      Our contractual obligations are as follows:

	Total	2004	2005	2006	Thereafter

Capital lease obligations	$116,103	$105,087	$11,016	$—	$—
Operating lease	729,458	729,458	—	—	—
Purchase obligations	1,018,000	400,500	515,000	102,500	—

Total obligations	$1,863,561	$1,235,045	$526,016	$102,500	—

      Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of our marketing effort. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related equipment, and personnel.

      We currently believe that cash on hand, investments and the cash we expect to generate from operations will be sufficient to meet our current anticipated cash requirements for at least the next twelve months. We expect to have additional cash requirements over the next two to three years because of efforts we are undertaking to upgrade and rewrite certain of our infrastructure applications. We forecast that all incremental expenses related to this undertaking can be financed out of cash provided by operating activities.

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

      We invest primarily in short-term, investment grade, marketable government, corporate, and mortgage-backed debt securities. The Company’s interest income is most sensitive to changes in the general level of U.S. interest rates and given the short-term nature of our investments, our exposure to interest rate risk is not material. We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. We have classified all of our investments as available-for-sale financial instruments. The following table provides information about our available-for-sale investments that are sensitive to changes in interest rates.

	December 31, 2003

	Amortized Cost	Fair Value	Interest Rate

U.S. government treasury obligations	$3,119,026	$3,122,780	1.00%
Mortgage backed securities	2,809,516	2,810,935	1.11%
Commercial obligations	50,000	50,154	1.13%

Total investments	$5,978,542	$5,983,869

      Long term debt as of December 31, 2003 is comprised of capital lease obligations with interest rates ranging from 4% to 13%.

Item 8.     Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders and Board of Directors

Online Resources Corporation

      We have audited the accompanying balance sheets of Online Resources Corporation as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Resources Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

McLean, Virginia

February 2, 2004

ONLINE RESOURCES CORPORATION

BALANCE SHEETS

	December 31,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$7,650,057	$2,290,950
Investments	5,983,869	4,494,877
Accounts receivable (net of allowance of $67,000 and $77,000 at December 31, 2003 and 2002, respectively)	3,935,513	3,825,801
Deferred implementation costs	493,689	631,087
Prepaid expenses and other current assets	910,631	771,986

Total current assets	18,973,759	12,014,701
Property and equipment, net	7,344,170	7,804,229
Deferred implementation costs, less current portion	416,518	401,051
Debt issuance costs	—	659,879
Other assets	117,512	450,080

Total assets	$26,851,959	$21,329,940

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$646,531	$891,313
Accrued expenses and other current liabilities	660,473	984,535
Accrued compensation	1,526,926	743,107
Deferred revenues	585,804	531,789
Current portion of capital lease obligation	97,031	213,913

Total current liabilities	3,516,765	3,364,657
Capital lease obligation, less current maturities	10,521	111,491
Deferred revenues, less current portion	302,535	355,662
Other long term liabilities	51,219	—
Notes payable	—	12,000,000

Total liabilities	3,881,040	15,831,810
Commitments and Contingencies
Stockholders’ equity
Series A convertible preferred stock, $.01 par value; 1,000,000 shares authorized, none issued at December 31, 2003 and 2002	—	—
Series B junior participating preferred stock, $.01 par value; 297,500 shares authorized, none issued at December 31, 2003 and 2002	—	—
Common stock, $.0001, par value; 35,000,000 shares authorized, 17,887,727 issued and 17,812,202 outstanding at December 31, 2003; and 13,781,946 issued and 13,706,421 outstanding at December 31, 2002, respectively	1,781	1,370
Additional paid-in capital	106,128,290	91,410,356
Accumulated deficit	(82,936,679)	(85,700,448)
Treasury stock, 75,525 shares at December 31, 2003 and 2002	(227,800)	(227,800)
Accumulated other comprehensive income	5,327	14,652

Total stockholders’ equity	22,970,919	5,498,130

Total liabilities and stockholders’ equity	$26,851,959	$21,329,940

See notes to financial statements.

ONLINE RESOURCES CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31,

	2003	2002	2001

Revenues:
Banking services	$4,064,083	$5,309,558	$5,075,237
Payment services	21,041,685	15,253,963	10,328,305
Consumer contact services	8,501,014	9,039,989	6,275,749
Professional services and other	4,800,833	2,750,673	2,956,472

Total revenues	38,407,615	32,354,183	24,635,763
Costs and expenses:
Service costs	14,331,942	13,244,837	12,826,124
Implementation and other costs	1,170,622	1,383,144	1,487,610

Costs of revenues	15,502,564	14,627,981	14,313,734

Gross profit	22,905,051	17,726,202	10,322,029
General and administrative	8,627,640	7,037,884	6,930,462
Sales and marketing	6,433,211	5,368,177	5,931,222
Systems and development	3,830,565	4,344,765	5,854,866
Non-recurring charges	—	—	209,434

Total expenses	18,891,416	16,750,826	18,925,984

Income (loss) from operations	4,013,635	975,376	(8,603,955)
Other (expense) income:
Interest income	79,090	126,876	613,487
Interest expense	(817,603)	(1,260,209)	(1,788,520)
Other	(455)	(35,072)	(1,141)
Debt repurchase/conversion expense	(495,113)	(212,554)	(1,115,582)
Gain from the extinguishment of debt	—	—	1,083,153

Total other expense	(1,234,081)	(1,380,959)	(1,208,603)

Income (loss) before income tax provision	2,779,554	(405,583)	(9,812,558)
Income tax provision	15,785	—	—

Net income (loss)	$2,763,769	$(405,583)	$(9,812,558)

Net income (loss) per share:
Basic income (loss) per share	$0.18	$(0.03)	$(0.82)
Diluted income (loss) per share	$0.17	$(0.03)	$(0.82)
Shares used in calculation of income (loss) per share:
Basic	15,140,538	13,520,642	12,026,476
Diluted	16,685,602	13,520,642	12,026,476

See notes to financial statements.

ONLINE RESOURCES CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

								Receivable
							Accumulated	From the
	Common Stock		Additional				Other	Sale of	Total
			Paid-in	Accumulated	Deferred Stock	Treasury	Comprehensive	Common	Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Stock	Income	Stock	Equity

Balance at December 31, 2000.	11,616,649	$1,162	$85,238,538	$(75,482,307)	$(185,894)	$—	$56,075	$(422,604)	$9,204,970
Comprehensive loss:
Net loss	—	—	—	(9,812,558)	—	—	—	—	(9,812,558)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(30,705)	—	(30,705)

Comprehensive loss									(9,843,263)
Exercise of common stock options	6,488	—	26,148	—	—	—	—	—	26,148
Exercise of common stock warrants	21,385	2	149,998	—	—	—	—	—	150,000
Conversion of notes payable	1,577,869	158	4,406,297	—	—	—	—	—	4,406,455
Issuance of common stock options	—	—	20,303	—	—	—	—	—	20,303
Issuance of common stock	70,847	7	123,458	—	—	—	—	—	123,465
Reclassification of stock subscription to notes receivable	—	—	—	—	—	—	—	148,254	148,254
Amortization of deferred stock compensation	—	—	(60,564)	—	124,970	—	—	—	64,406
Surrender of stock subscription receivable	(44,848)	(4)	33,493	—	—	(148,581)	—	151,969	36,877

Balance at December 31, 2001.	13,248,390	1,325	89,937,671	(85,294,865)	(60,924)	(148,581)	25,370	(122,381)	4,337,615
Comprehensive loss:
Net loss	—	—	—	(405,583)	—	—	—	—	(405,583)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(10,718)	—	(10,718)

Comprehensive loss									(416,301)
Exercise of common stock options	189,955	19	291,150	—	—	—	—	—	291,169
Conversion of notes payable	295,031	30	1,141,818	—	—	—	—	—	1,141,848
Issuance of common stock	29,395	2	45,906	—	—	—	—	—	45,908
Cancellation of over-issued shares	(25,673)	(3)	3	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	(6,195)	—	60,924	—	—	—	54,729
Surrender of stock subscription receivable	(30,677)	(3)	3	—	—	(79,219)	—	122,381	43,162

Balance at December 31, 2002.	13,706,421	1,370	91,410,356	(85,700,448)	—	(227,800)	14,652	—	5,498,130
Comprehensive income:
Net income	—	—	—	2,763,769	—	—	—	—	2,763,769
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(9,325)	—	(9,325)

Comprehensive income									2,754,444
Exercise of common stock options	746,911	75	2,167,806	—	—	—	—	—	2,167,881
Issuance of common stock	1,357,556	136	4,450,328	—	—	—	—	—	4,450,464
Conversion of notes payable	2,001,314	200	8,099,800						8,100,000

Balance at December 31, 2003.	17,812,202	$1,781	$106,128,290	$(82,936,679)	$—	$(227,800)	$5,327	$—	$22,970,919

See notes to financial statements.

ONLINE RESOURCES CORPORATION

STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2003	2002	2001

Operating activities
Net income (loss)	$2,763,769	$(405,583)	$(9,812,558)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain from the extinguishment of debt	—	—	(1,083,153)
Debt repurchase/conversion expense	495,113	212,554	1,115,582
Depreciation and amortization	3,137,072	2,679,727	2,108,046
Amortization of debt issuance costs	164,766	252,663	320,847
Stock compensation	—	97,891	144,011
Provision for losses on accounts receivable	(10,000)	88,000	239,564
Net realized gain on investments	(6,867)	(10,035)	(73,288)
Amortization of bond premium (discount)	1,366	(6,892)	(15,946)
Changes in assets and liabilities:
Accounts receivable	(99,712)	(1,278,063)	150,708
Prepaid expenses and other current assets	(138,645)	(22,789)	(255,084)
Deferred implementation costs	121,931	641,374	(104,116)
Other assets	332,568	513,094	(510,943)
Accounts payable	(244,782)	166,629	(134,297)
Accrued expenses	459,757	374,436	(863,250)
Other long term liabilities	51,219	—	—
Deferred revenues	888	(559,468)	(850,450)

Net cash provided by (used in) operating activities	7,028,443	2,743,538	(9,624,327)
Investing activities
Purchases of property and equipment	(2,677,013)	(3,670,833)	(1,836,180)
Purchases of available-for-sale securities	(12,658,680)	(6,117,950)	(20,427,641)
Sales of available-for-sale securities	11,165,864	7,212,652	34,591,254

Net cash (used in) provided by investing activities	(4,169,829)	(2,576,131)	12,327,433
Financing activities
Net proceeds from issuance of common stock	6,618,345	337,077	277,188
Repayment of capital lease obligations	(217,852)	(333,786)	(411,658)
Payment of financing costs	—	—	(52,472)
Repurchase of notes payable	(3,900,000)	—	(2,167,389)

Net cash provided by (used in) financing activities	2,500,493	3,291	(2,354,331)

Net increase in cash and cash equivalents	5,359,107	170,698	348,775
Cash and cash equivalents at beginning of year	2,290,950	2,120,252	1,771,477

Cash and cash equivalents at end of year	$7,650,057	$2,290,950	$2,120,252

Supplemental information to statement of cash flows:
Cash paid for interest	$830,170	$1,061,917	$1,611,000
Income taxes paid	48,500	—	—
Acquisition of property and equipment by capital leases	—	—	560,085
Conversion of notes payable	8,100,000	1,000,000	3,500,000
Net unrealized loss on investments	(9,325)	(10,718)	(30,705)

See notes to financial statements

Online Resources Corporation

Notes to Financial Statements

1.  Organization

      Online Resources Corporation, a Delaware corporation, (the “Company”) is a leading outsourcer of Internet banking, payment and customer contact services to financial institution clients nationwide. The Company offers services, branded in the clients’ name, that integrate seamlessly into a single-vendor, end-to-end solution, supported by 24x7 customer care, targeted consumer marketing, training and other network and technical professional products and services. The Company operates in one business segment.

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

Fair Value of Financial Instruments

      At December 31, 2003 and 2002, the carrying value of the following financial instruments: cash and cash equivalents, investments in available-for-sale securities, accounts receivable, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and investments in available-for-sale securities. The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution. At December 31, 2003 and 2002, the Company had cash and cash equivalent accounts in excess of the FDIC insured limits. Investments in available-for-sale securities are limited to investment-grade securities. The fair value of the Company’s financial instruments is substantially equivalent to their carrying value and, although there is some credit risk associated with these instruments, the Company believes this risk to be insignificant.

Allowance for Doubtful Accounts

      The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the nature of the customers being financial institutions and credit unions as well as the number of its customers and geographic areas. The Company maintains an allowance for doubtful accounts to provide for probable losses in accounts receivable. A receivable is considered past due if payment has not been received within the agreed-upon terms.

Property and Equipment

      Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which is generally three to five years. Equipment recorded under capital leases is also amortized over the lease term or

2.  Summary of Significant Accounting Policies (continued)

the estimated useful life of the asset. Depreciation and amortization expense was $3.1 million, $2.7 million, and $2.1 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Systems and Development

      The Company capitalizes the cost of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are included in Property, Plant & Equipment and are being depreciated on the straight-line method over a period of three years upon being placed in service.

Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically evaluates the recoverability of long-lived assets, including deferred implementation costs and property and equipment, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no indicators of impairment that might indicate that impairment exists for a particular asset or asset group.

Income Taxes

      The Company accounts for taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Under SFAS No. 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse.

Reclassification

      Certain amounts reported in prior periods have been reclassified to conform to the 2003 presentation.

Revenue Recognition

      The Company generates revenues from service fees, professional services, and other supporting services. Service fees are primarily composed of three business lines, internet banking services, payment services and consumer contact services. Revenues from service fees include new user registration fees, account access fees, transaction fees, customer service fees and relationship marketing support fees. Revenue from service fees are recognized over the term of the contract as the services are provided.

      Professional services revenues consist of implementation fees associated with the linking of the Company’s financial institution client’s to the Company’s QuotienSM e-financial suite through various networks, web development and hosting fees, training fees and communication services. In accordance with Staff Accounting Bulletin No. 101 — Revenue Recognition in Financial Statements (“SAB 101”), as superseded by SAB 104, which the Company adopted effective January 1, 2000, implementation fees and related direct implementation costs are recognized on a straight line basis over the contract term as the services are provided, which typically range from one to five years (generally three years). Prior to 2000, the Company recognized nonrefundable implementation fees as revenue under the percentage of completion method as certain milestone output measures were completed. Due to the adoption of SAB 101, revenue that was previously recognized under the Company’s prior revenue recognition policy will be recognized under the Company’s revised revenue recognition policy through periods up to 2004 because some contract periods extend through 2004. During the years ended December 31, 2003, 2002 and 2001, the Company recognized revenue of $37,000, $275,000, and $541,000, respectively, and related direct incremental costs that were included in the cumulative effect adjustment at January 1, 2000. Revenue from web development, web hosting and training are recognized over the term of the contract as the services are provided.

2.  Summary of Significant Accounting Policies (continued)

      Other revenue consists of service fees associated with enhanced third-party solutions and termination fees. Service fees for enhanced third-party solutions include fully integrated bill payment and account retrieval through Intuit’s Quicken, check ordering, inter-institution funds transfer, account aggregation and check imaging. Revenue from these service fees are recognized over the term of the contract as the services are provided. Termination fees are recognized upon termination of a contract.

      In December 2002, Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) was released effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 establishes new requirements for determining whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company adopted EITF 00-21 and there has been no material impact on the Company’s financial position or results of operations from the adoption of EITF 00-21.

Major Customer

      One of the Company’s financial institution clients, California Federal Bank or Cal Fed, accounted for approximately $3.4, $4.8, and $3.2 million or 9%, 15%, and 13%, of the Company’s total revenues for the years ended December 31, 2003, 2002, and 2001, respectively. During 2002, Citigroup acquired Cal Fed, and converted the Cal Fed customers to the Citigroup banking and bill payment platform in the first quarter of 2003. The Company extended its full service contract with Cal Fed through the first quarter of 2003 and terminated a subsequent bill payment only contract that was to run through 2005. In consideration of this extension and termination, the Company received a combination of service and termination fee revenue of $3.3 million that was recognized in the first quarter of 2003. No other customer accounts for more than 10% of the Company’s revenue.

Advertising Costs

      The Company expenses advertising costs as incurred. The Company incurred $695, $250, and $200 in advertising costs for the years ended December 31, 2003, 2002 and 2001, respectively.

Recognition of Amounts from Outstanding Bill Payment Checks

      In the third quarter of 2003, we adopted a policy to recognize as assets the amounts underlying bill payment checks drawn upon our escrow accounts that have been outstanding for at least a year after reviewing legal analysis from outside counsel to ensure that there is a basis for making a claim of ownership to such funds. Our policy is to recognize as assets funds from checks that have been outstanding more than a year and are less than $200 as an offset to payment processing costs. Checks greater than $200 will be recognized as assets after they are outstanding for two years. During 2003, we recognized $0.6 million in assets as an offset to payment processing costs net of a $51,000 reserve for estimated bill payments that could potentially be processed.

Net Income (Loss) Per Share

      Net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding. Shares associated with stock options, warrants and convertible securities are not included to the extent they are anti-dilutive.

Stock-Based Compensation

      The Company accounts for stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In electing to continue to follow APB No. 25 for expense recognition purposes, the Company has provided below the expanded disclosures required under SFAS No. 148 for stock-based compensation granted, including, if materially different from reported results, disclosure of pro forma net earnings or losses and earnings or losses per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123.

2.  Summary of Significant Accounting Policies (continued)

      The weighted-average fair values at date of grant for options granted during 2003, 2002, and 2001 were $3.49, $2.25, and $1.77, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended December 31,

	2003	2002	2001

Dividend yield	—	—	—
Expected volatility	91.1%	104%	104%
Risk-free interest rate	2.97%	4.91%	4.25%
Expected life in years	5.2	6.6	5.0

      A reconciliation of the Company’s net income (loss) to pro forma net income (loss), and the related basic and diluted pro forma income (loss) per share amounts, for the years ended December 31, 2003, 2002,and 2001, is provided below. For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123. Further, pro forma stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period.

	Year Ended December 31,

	2003	2002	2001

Net income (loss) as reported	$2,763,769	$(405,583)	$(9,812,558)
Adjustment to net loss for:
Stock based compensation included in net income (loss)	—	97,891	144,011
Pro forma stock-based compensation expense	(2,558,313)	(4,567,065)	(4,307,921)

Pro forma net income (loss)	$205,456	$(4,874,757)	$(13,976,468)

Basic net income (loss) per share
As reported	$0.18	$(0.03)	$(0.82)
Pro forma	$0.01	$(0.36)	$(1.16)

Diluted net income (loss) per share
As reported	$0.17	$(0.03)	$(0.82)
Pro forma	$0.01	$(0.36)	$(1.16)

Recent Pronouncements

      The Company adopted SFAS No. 145, “Rescission of FASB Statement 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective for the Company’s fiscal year beginning on January 1, 2003. SFAS 145 requires that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classification as an extraordinary item be reclassified. These gains and losses will now be required to be presented within the statement of operations in appropriate segregated line items. As required by SFAS No. 145, these financial statements reflect the reclassification of the extraordinary gains associated with the extinguishment of debt as “other (expense) income” in the 2001 statement of operations.

3.  Investments

      The Company classifies its investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets. Fair market value is based on quoted market value. Any unrealized gains or losses are reported as a separate component of stockholders’ equity. Realized gains and losses are included in investment income. Interest and dividends also are included in investment income. The net realized gain on investments for the years ended December 31, 2003, 2002 and 2001 were approximately $6,900, $10,000, and $73,000,

3.  Investments (continued)

respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the average cost method. As of December 31, 2003 and 2002, the unrealized gain on investments was $5,327 and $14,652, respectively.

      The following is a summary of the Company’s available-for-sale securities:

	December 31, 2003		December 31, 2002

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US Government treasury obligations	$3,119,026	$3,122,780	$3,422,947	$3,435,111
Mortgage backed securities	2,809,516	2,810,935	415,631	417,125
Corporate obligations	50,000	50,154	641,647	642,641

	$5,978,542	$5,983,869	$4,480,225	$4,494,877

      At December 31, 2003, contractual maturities of available-for-sale securities were as follows:

Due in	Amortized Cost	Fair Value

2004	$5,432,033	$5,434,025
2005	546,509	549,844

4.  Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2003	2002

Central processing systems and terminals	$16,245,861	$13,668,910
Office furniture and equipment	1,862,830	1,762,768
Central processing systems and terminals under capital leases	500,532	500,532
Office furniture and equipment under capital leases	572,117	572,117
Leasehold improvements	1,119,130	1,119,130

	20,300,470	17,623,457
Less accumulated depreciation	12,048,873	9,199,646
Less accumulated depreciation under capital leases	907,427	619,582

	$7,344,170	$7,804,229

5.  Long Term Notes Payable

      On September 28, 2000, the Company completed the private placement of $20 million in convertible subordinated notes (the “Convertible Notes”) to a group of accredited investors. The Company received proceeds of $18.7 million net of debt issuance costs of $1.3 million including commission of $917,200. The Convertible Notes carried an 8% coupon. Interest payment dates were April 1 and October 1, commencing April 1, 2001. The Convertible Notes were initially convertible at a price of $4.75 per share but were subject to an annual reset under certain circumstances. In no event could the price be less than $4.00 per share. Subject to certain conditions, the Company was able to redeem all or part of the Convertible Notes prior to maturity. Jefferies & Company, Inc., one of the underwriters of the placement, also obtained 200,000 warrants that expire on September 30, 2005 that are exercisable at the same price as the conversion price under the Convertible Notes (see Note 9).

      During 2001, the Company paid $2.2 million to repurchase $3.5 million of the Convertible Notes in privately negotiated transactions. After $289,000 of debt issuance costs were written off, the Company recognized a gain of $1.1 million as a result of the transactions.

      On September 28, 2001, November 2, 2001 and March 27, 2002, the Company induced conversion of $2.5 million, $1.0 million and $1.0 million of the Convertible Notes at $2.00, $3.05 and $3.39 per common

5.  Long Term Notes Payable (continued)

share, respectively, instead of the $4.00 conversion price that otherwise existed under the Convertible Notes. These induced conversions resulted in the issuance of 1,250,000, 327,869 and 295,031 shares or 625,000, 77,869 and 45,031 additional shares, respectively, had the Convertible Notes been converted at the $4.00 per common share conversion price. The Company recognized $731,250, $175,205 and $141,848 non-cash debt conversion expense and wrote off $157,157, $51,970 and $70,706 of related debt issuance costs in September 2001, November 2001 and March 2002, respectively, in connection with the transactions.

      On May 30, 2003 and June 9, 2003, the Company repurchased $1.9 million and $2.0 million, respectively, of the Convertible Notes at par value. This removed 975,000 shares from possible future issuance in conjunction with conversion of the repurchased Convertible Notes. The Company wrote off $181,179 of related debt issuance costs in connection with these transactions.

      Between October 1 and October 28, 2003, Noteholders converted $7.5 million in Convertible Notes into 1,875,000 shares of the Company’s common stock at $4.00 per share pursuant to the terms of the Notes. On October 29, 2003, the conversion price reset to $4.75 per share as defined by the terms of the Notes. And on November 18 and November 20, 2003, remaining Convertible Notes of approximately $0.6 million were converted into 126,314 shares. The Company wrote-off $313,934 of related debt issuance costs in connection with the transactions.

      Interest expense related to the Convertible Notes was approximately $627,000, $980,000 and $1,680,000 in 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, accrued interest on notes payable totaled approximately $0 and $240,000, respectively.

6.  Commitments

Office Space

      The Company leases office space and equipment under operating leases expiring in 2004. The office leases provide for escalating rent over the respective lease term. Rent expense under the operating leases and sublease rentals received by the Company for the years ended December 31, 2003, 2002 and 2001, are as follows:

		Sublease
	Rent	Income

2001	$1,121,000	$26,000
2002	1,179,000	—
2003	1,312,000	—

      The sublease agreement was fully expired as of December 31, 2001.

Equipment

      The Company also leases equipment under capital leases. Amortization of assets held under capital leases is included in depreciation and amortization in the statements of cash flows.

6.  Commitments (continued)

      Future minimum lease payments on operating and capital leases are as follows:

	Operating	Capital

	December 31,	December 31,
	2003	2003

2004	$729,458	$105,087
2005	—	11,016
Thereafter	—	—

Total minimum lease payments	$729,458	116,103

Less amount representing interest		(8,551)

Present value of minimum lease payments		107,552
Less current portion		97,031

Long-term portion of minimum lease payments		$10,521

7.  Income Taxes

      In 2003, the Company has a $16,000 current tax liability for federal income taxes as a result of Alternative Minimum Tax (AMT). The Company did not pay income taxes during 2002 and 2001 due to its net operating loss position.

      At December 31, 2003, the Company has net operating loss carryforwards of approximately $88 million that expire at varying dates from 2010 to 2022. Of that $88 million, approximately $4.3 million relates to the exercise of stock options. The timing and manner in which the operating loss carryforwards may be utilized by the Company will be limited to the Company’s ability to generate future taxable income. The use of these losses may also be subject to significant limitations due to ownership changes pursuant to Section 382 of the Internal Revenue Code resulting from prior issuances of Preferred and Common Stock. As the Company has not generated consistent earnings and no assurance can be made of future earnings needed to utilize these net operating losses, a valuation allowance in the amount of the deferred tax assets has been recorded. The Company expects to utilize approximately $700,000 of net operating loss carryforwards for the year ended December 31, 2003.

      Significant components of the Company’s net deferred tax assets are as follows:

	December 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$35,184,000	$35,269,000
Deferred wages	166,000	169,000
Other deferred tax assets	169,000	123,000

Total deferred tax assets	35,519,000	35,561,000
Deferred liabilities:
Depreciation	(534,000)	(346,000)

Total deferred tax liabilities	(534,000)	(346,000)
Valuation allowance for net deferred tax assets	(34,985,000)	(35,215,000)

Net deferred tax assets	$—	$—

7.  Income Taxes (continued)

      The following is a summary of the items that caused the income tax expense to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,

	2003	2002	2001

Tax expense (benefit) at statutory Federal rate	$945,000	$(138,000)	$(3,336,000)
Effect of:
State income tax (benefit), net	35,000	(20,000)	(562,000)
Other	20,000	26,000	150,000
Alternative minimum tax	16,000	—	—
(Decrease) increase in valuation allowance	(1,000,000)	132,000	3,748,000

Income tax expense	$16,000	$—	$—

      There was no incremental effect to the excess tax benefits from the exercise of stock options during 2003 and no benefit was charged to equity. Approximately $770,000 of the decrease in the valuation allowance during 2003 was tagged as excess tax benefits and the benefit will be credited to equity if the valuation allowance is reduced in future periods.

8.  Preferred Stock

      Of the 3,000,000 authorized preferred shares of the Company, 1,000,000 shares have been designated as Series A convertible Preferred Stock (“Series A Preferred Stock”). Holders of Series A Preferred Stock shares are entitled to receive dividends at the same rate as holders of common stock and have voting rights equal to their common stock equivalent on an as if converted basis. Additionally, each Series A Preferred Stock holder is entitled to a liquidation preference equal to $1.00 plus declared but unpaid dividends. There were no shares of Series A Preferred Stock outstanding at December 31, 2003 and 2002.

      In anticipation of the adoption of a stockholders rights plan that was implemented on January 11, 2002, the Company, through a certificate of designation that became effective on December 24, 2001, authorized 297,500 shares of Series B Junior Participating Preferred Stock (“Series B Preferred Stock”). Under the stockholders right plan, which is intended to protect the Company’s stockholders from unsolicited attempts to acquire or gain control of the Company, each holder of record on January 11, 2002 of a share of common stock received a right to purchase a unit of 1/100th of a share of Series B Preferred Stock at a price, subject to adjustment, of $115 per unit. The right is not exercisable until an attempt occurs to acquire or gain control of the Company that is unsolicited and does not have the approval of the Company’s board of directors. Upon exercise of a right, each holder of a right will be entitled to receive 1/100th of a share of Series B Preferred Stock or, in lieu thereof, a number of shares of common stock equal to the exercise price of the right divided by one-half of the current market price of the Company’s common stock. Until exercise of a right for 1/100th of a share of Series B Preferred Stock, no shares of Series B Preferred Stock will be issued. Holders of a share of Series B Preferred Stock are entitled to receive cumulative quarterly dividends equal to the greater of $1.00 per share or 100 times any dividend declared on the Company’s common stock and have voting rights equal to 100 votes per share. Additionally, each holder of a share of Series B Preferred Stock is entitled to a liquidation preference equal to $100 plus accrued and unpaid dividends thereon, whether or not declared.

9.  Stockholders’ Equity

      On June 9, 2003, the Company increased stockholders’ equity by $4.4 million through a private placement of 1,336,000 newly issued common shares to a group of institutional investors. This transaction was priced at a discount to the volume weighted average closing share price for the 10 trading days prior to the seventh trading day before closing. In separate transactions, the Company also repurchased $3.9 million of its Convertible Notes at par. The remaining $8.1 million in Convertible Notes were converted into 2,001,314 shares of common stock in October and November of 2003.

9.  Stockholders’ Equity (continued)

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

      During 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan permits the granting of both incentive stock options and nonqualified stock options to employees, directors and consultants. The aggregate number of shares that can be granted under the 1999 Plan is 5,858,331. The option exercise price under the 1999 Plan will not be less than fair market value of the Company’s common stock on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally four years. Outstanding options expire after seven to ten years.

      Additional information with respect to stock option activity under the stock option plans is summarized as follows:

	Year Ended December 31, 2002

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	5,925,240	$5.30	4,529,080	$6.69	3,135,812	$9.55
Options granted	484,835	4.88	2,316,821	2.70	1,885,501	2.17
Options exercised	(746,911)	2.86	(189,955)	1.54	(6,488)	1.50
Options canceled or expired	(253,046)	6.14	(730,706)	6.79	(485,745)	7.66

Outstanding at end of period	5,410,118	$5.47	5,925,240	$5.30	4,529,080	$6.69

Options exercisable at end of period	3,410,392	$6.21	3,721,302	$5.70	2,508,584	$7.22

      The following table summarizes information about stock options outstanding at December 31, 2003.

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
	Outstanding	(In Years)	Price	Exercisable	Price

$0.06 to $2.30	1,187,353	6.45	$1.95	986,138	$1.93
$2.31 to $2.86	967,645	7.87	2.80	241,288	2.74
$2.88 to $3.81	1,132,840	6.79	3.20	573,596	3.25
$3.84 to $8.40	1,211,588	4.30	7.23	846,050	7.85
$8.42 to $20.19	909,555	3.23	13.37	762,392	13.21
$21.50 to $21.50	1,137	3.20	21.50	928	21.50

	5,410,118	5.75	$5.47	3,410,392	$6.21

9.  Stockholders’ Equity (continued)

Warrants

      The Company’s warrant activity is as follows:

Warrants

Balance at December 31, 2000	1,736,397
Exercise of warrants during 2001	(21,385)
Cancellation of warrants during 2001	(272,830)

Balance at December 31, 2001	1,442,182
Exercise of warrants during 2002	—
Cancellation of warrants during 2002	(630,736)

Balance at December 31, 2002	811,446
Exercise of warrants during 2003	—
Cancellation of warrants during 2003	(611,446)

Balance at December 31, 2003	200,000

      Outstanding warrants were issued in 2000 in connection with the Convertible Notes with an exercise price of $4.00 and an expiration date of September 30, 2005.

Shares Reserved for Issuance

      As of December 31, 2003, the Company has 6,370,264 and 200,000 shares reserved for issuance for stock options and warrants, respectively.

10.  Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended December 31,

	2003	2002	2001

Net income (loss)	$2,763,769	$(405,583)	$(9,812,558)
Shares used in calculation of income (loss) per share:
Basic	15,140,538	13,520,642	12,026,476
In the money warrants	38,073	—	—
In the money options	1,506,991	—	—

Diluted	16,685,602	13,520,642	12,026,476
Net income (loss) per share:
Basic	$0.18	$(0.03)	$(0.82)
Diluted	$0.17	$(0.03)	$(0.82)

      Due to their antidilutive effects, outstanding shares from the conversion of the Convertible Notes, stock options and warrants to purchase 4,113,639, 9,736,686 and 9,221,262 shares of common stock at December 31, 2003, 2002 and 2001, respectively, were excluded from the computation of diluted earnings per share.

11.  Employee Benefit Plans

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

11.  Employee Benefit Plans (continued)

Employee Stock Purchase Plan

      The Company has an employee stock purchase plan for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. The employee stock purchase plan authorizes up to 400,000 shares to be granted. During the year ended December 31, 2003 and 2002, shares totaling 21,557 and 29,395 were issued under the plan at an average price of $4.11 and $2.20 per share, respectively. At December 31, 2003, 270,586 shares were reserved for future issuance.

12.  Related Party Transactions

      During 2001, the Company surrendered the recourse right under the stock subscription receivables for two former employees in the amount of $151,969 and the related collateral of 43,484 shares was retained by the Company. During 2002, the Company surrendered the recourse right under the stock subscription receivables for two employees in the amount of $122,381 and the related collateral of 30,677 shares was retained by the Company. The Company accounted for the conversions as a repurchase of shares previously exercised as a treasury stock transaction. The fair value of the collateral on the conversion date was $126,159, and $79,219, respectively, and was recorded as treasury stock. The shares under the new non-recourse notes were accounted for as the grant of a new stock compensation arrangement and were accounted for as a variable award pursuant to the terms in EITF issue 95-16, “Accounting for Stock Compensation Arrangement with Employer Loan Features”. Stock compensation expense was not material during the three years ended December 31, 2003. The agreements expired during 2003 and were not renewed, and the Company retained the collateral it held.

      One director, who resigned in 2003, is Chairman and Chief Executive Officer of a financial institution that generated approximately $1,040,000, $860,000 and $623,000 in revenue for the Company during the years ended December 31, 2003, 2002 and 2001, respectively. The financial institution owed $200,000 and $163,000 to the Company at December 31, 2003 and 2002, respectively. Such amounts are included in “Accounts Receivable” on the balance sheets.

13.  Non-Recurring Charges

      The Company incurred and paid a one-time charge of $209,434 including severance and benefit payments during the twelve months ended December 31, 2001 as a result of the staff reduction of 23 employees, approximately 9% of the total employees, on January 3, 2001.

14.  Summarized Quarterly Data (Unaudited)

      The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years 2003 and 2002 is as follows:

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Total revenues	$11,009,998	$8,417,410	$9,259,122	$9,721,085
Gross profit	7,159,509	4,656,985	5,247,600	5,840,957
Net income (loss)	$2,123,172	$(148,215)	$363,804	$425,008

Net income (loss) per share:
Basic	$0.15	$(0.01)	$0.02	$0.02
Diluted	$0.15	$(0.01)	$0.02	$0.02

14.  Summarized Quarterly Data (continued)

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Total revenues	$7,827,379	$7,878,977	$8,151,876	$8,495,951
Gross profit	3,893,627	4,205,253	4,613,082	5,014,240
Net (loss) income	$(806,722)	$(133,068)	$92,593	$441,614

Net (loss) income per share:
Basic	$(0.06)	$(0.01)	$0.01	$0.03
Diluted	$(0.06)	$(0.01)	$0.01	$0.03

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      No changes in or disagreements with accountants on accounting and financial disclosure have occurred during the two most recent fiscal years.

Item 9A.     Controls and Procedures

      Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

      There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Company

      The information required by this item is incorporated by reference to the sections and subsections entitled “Management”, “Executive Compensation”, “Code of Ethics”, “Audit Committee”, “Audit Committee Financial Experts” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference to the section entitled “Executive Compensation and Transactions” contained in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14.     Principal Accountant Fees and Services

      The information required by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” contained in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

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

      (3) List of Exhibits.

3.1		Form of Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
3.2		Form of Amended and Restated Bylaws of the Company (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
3.3		Certificate of Designation of Shares of Series B Junior Participating Preferred Stock
4.1		Specimen of Common Stock Certificate of the Company (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.9		Form of warrants issued to placement agents (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.1	0	Registration Rights Agreement for purchasers of Series C preferred stock and Sirrom Capital Corporation (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.1	1	Indenture dated September 28, 2000 between the registrant and Bankers Trust Company, as trustee. (Filed as Exhibit 4.1 to our Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 and incorporated herein by reference)
4.1	2	Form of warrants issued to placement agent (Filed as Exhibit 4.3 to our Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 and incorporated herein by reference)
4.1	4	Rights Agreement dated as of January 11, 2002, between the registrant and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Form 8-K filed on January 15, 2002 and incorporated herein by reference)
10.1		Lease Agreement for premises at 7600 Colshire Drive, McLean, Virginia (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.2		Online Resources & Communications Corporation 1989 Stock Option Plan (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.3		1999 Stock Option Plan (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.4		Employee Stock Purchase Plan (Incorporated by reference from our registration statement on Form S-8; Registration No. 333-40674)
13		Annual Report to Shareholders
14		Code of Ethics
23		Consent of Ernst & Young LLP (See Exhibit attached to this Report)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002

  (b) Reports on Form 8-K.

      Form 8-K dated October 21, 2003 for its third Quarter Earnings Press Release.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

      We have audited the financial statements of Online Resources Corporation as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 2, 2004. Our audits also included the financial statement schedule listed in Item 15(a)(2) of the Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

McLean, Virginia

February 2, 2004

Schedule II — Valuation and Qualifying Accounts

	Balance at
	Beginning				Balance at
	of				End of
Classification	Period	Additions	Deductions		Period

Allowance for doubtful accounts:
Year ended December 31, 2001	$117,310	$239,564	$321,874	(1)	$35,000
Year ended December 31, 2002	$35,000	$88,000	$46,095	(1)	$76,905
Year ended December 31, 2003	$76,905	$—	$10,000	(2)	$66,905
Reserve for stale dated payment processing checks:
Year ended December 31, 2003	$—	$51,219	$—		$51,219

Notes:

(1)	Uncollectible accounts written off.

(2)	Reversal of previously reserved amounts that were collected.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONLINE RESOURCES CORPORATION

Date: March 12, 2004

By:	/s/ MATTHEW P. LAWLOR _______________________________________ Matthew P. Lawlor

Chairman and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MATTHEW P. LAWLOR Matthew P. Lawlor	Chairman and Chief Executive Officer Executive Vice President and Chief	March 12, 2004

/s/ CATHERINE A. GRAHAM Catherine A. Graham	Financial Officer (Principal Financial Officer)	March 12, 2004
/s/ EDWARD E. FURASH Edward E. Furash	Director	March 12, 2004
/s/ JOSEPH J. SPALLUTO Joseph J. Spalluto	Director	March 12, 2004
/s/ DAVID A. O’CONNER David A. O’Conner	Director	March 12, 2004
/s/ ERVIN R. SHAMES Ervin R. Shames	Director	March 12, 2004
/s/ BARRY D. WESSLER Barry D. Wessler	Director	March 12, 2004
/s/ MICHAEL H. HEATH Michael H. Heath	Director	March 12, 2004