Form 10-Q
period 2004-03-31
ONLINE RESOURCES CORP
filed 2004-05-07
CIK 888953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES	☒	NO	☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☒	NO	☐

     As of April 30, 2004 there were 17,945,467 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ONLINE RESOURCES CORPORATION

BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,654,884	$7,650,057
Investments	6,326,978	5,983,869
Accounts receivable (net of allowance of approximately $67,000 and $67,000 at March 31, 2004 and December 31, 2003, respectively)	4,192,836	3,935,513
Deferred implementation costs	450,904	493,689
Prepaid expenses and other current assets	798,062	910,631

Total current assets	19,423,664	18,973,759
Property and equipment, net	7,394,635	7,344,170
Deferred implementation costs, less current portion	421,151	416,518
Other assets	98,808	117,512

Total assets	$27,338,258	$26,851,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$968,300	$646,531
Accrued expenses and other current liabilities	923,347	660,473
Accrued compensation	799,724	1,526,926
Deferred revenues	510,525	585,804
Current portion of capital lease obligations	41,083	97,031

Total current liabilities	3,242,979	3,516,765
Capital lease obligation, less current maturities	10,521	10,521
Deferred revenues, less current portion	326,009	302,535
Other long term liabilities	59,148	51,219

Total liabilities	3,638,657	3,881,040
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $.01 par value; 1,000,000 shares authorized, none issued at March 31, 2004 and December 31, 2003	—	—
Series B junior participating preferred stock, $0.01 par value; 297,500 shares authorized, none issued at March 31, 2004 and December 31, 2003	—	—
Common stock, $.0001 par value; 35,000,000 shares authorized, 18,020,871 issued and 17,945,346 outstanding at March 31, 2004; and 17,887,727 issued and 17,812,202 outstanding at December 31, 2003, respectively	1,794	1,781
Additional paid-in capital	106,435,545	106,128,290
Accumulated deficit	(82,517,568)	(82,936,679)
Treasury stock, 75,525 shares at March 31, 2004 and December 31, 2003	(227,800)	(227,800)
Accumulated other comprehensive income	7,630	5,327

Total stockholders’ equity	23,699,601	22,970,919

Total liabilities and stockholders’ equity	$27,338,258	$26,851,959

See accompanying notes to unaudited financial statements.

ONLINE RESOURCES CORPORATION

STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
	(unaudited)	(unaudited)
Revenues:
Banking services	$785,257	$1,307,911
Payment services	6,335,990	4,574,793
Consumer contact services	1,931,228	2,415,496
Professional services and other	714,892	2,711,798

Total revenues	9,767,367	11,009,998
Costs and expenses:
Service costs	3,996,375	3,549,493
Implementation and other costs	287,124	300,996

Costs of revenues	4,283,499	3,850,489

Gross profit	5,483,868	7,159,509
General and administrative	2,277,627	2,311,646
Sales and marketing	1,866,548	1,544,653
Systems and development	935,367	890,654

Total expenses	5,079,542	4,746,953

Income from operations	404,326	2,412,556
Other income (expense):
Interest income	26,403	22,724
Interest expense	(2,618)	(312,108)

Total other income (expense)	23,785	(289,384)

Income before income taxes	428,111	2,123,172
Income tax provision	9,000	—

Net income	$419,111	$2,123,172

Net income per share:
Basic	$0.02	$0.15
Diluted	$0.02	$0.15
Shares used in calculation of net income per share:
Basic	17,883,065	13,707,749
Diluted	20,097,459	14,289,870

See accompanying notes to unaudited financial statements.

ONLINE RESOURCES CORPORATION

STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2004	2003
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$419,111	$2,123,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	957,942	738,221
Amortization of debt issuance costs	—	63,688
Net realized gain on investments	—	(5,158)
Amortization of bond (discount) premium	(6,424)	2,008
Changes in assets and liabilities:
Accounts receivable	(257,323)	(608,257)
Prepaid expenses and other current assets	112,569	(76,217)
Deferred implementation costs	38,152	(3,901)
Other assets	18,704	103,149
Accounts payable	321,769	(454,389)
Accrued expenses	(464,328)	472,983
Deferred revenues	(51,805)	(67,042)
Other long term liabilities	7,929	—

Net cash provided by operating activities	1,096,296	2,288,257
INVESTING ACTIVITIES
Purchase of available for sale securities	(3,952,072)	(4,804,948)
Sales of available for sale securities	3,617,690	4,792,767
Purchases of property and equipment	(1,008,407)	(511,769)

Net cash used in investing activities	(1,342,789)	(523,950)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock	307,268	31,694
Repayment of capital lease obligations	(55,948)	(53,827)

Net cash provided by (used in) financing activities	251,320	(22,133)

Net increase in cash and cash equivalents	4,827	1,742,174
Cash and cash equivalents at beginning of period	7,650,057	2,290,950

Cash and cash equivalents at end of period	$7,654,884	$4,033,124

Supplemental information to statement of cash flows:
Cash paid for interest	2,608	8,400
Net unrealized gain (loss) on investments	2,303	(10,275)

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

INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2003 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 12, 2004. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2. STOCK BASED COMPENSATION

     The Company accounts for stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees for stock-based compensation and furnishes the pro forma disclosures required under SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In electing to continue to follow APB No. 25 for expense recognition purposes, the Company has provided below the expanded disclosures required under SFAS No. 148 for stock-based compensation granted, including, if materially different from reported results, disclosure of pro forma net earnings or losses and earnings or losses per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123.

     The weighted-average fair values at date of grant for options granted during the three months ended March 31, 2004 and 2003 were $4.72 and $2.00, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
Dividend yield	—	—
Expected volatility	88%	93%
Risk-free interest rate	2.63%	3.03%
Expected life in years	5.6	5.0

     A reconciliation of the Company’s net income to pro forma net income (loss) and the related basic and diluted pro forma net income (loss) per share amounts for the three months ended March 31, 2004 and 2003 is provided below. For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123. Further, pro forma stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period.

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
Net income as reported	$419,111	$2,123,172
Adjustment to net income for:
Pro forma stock-based compensation expense	(500,980)	(532,866)

Pro forma net (loss) income	$(81,869)	$1,590,306

Basic net (loss) income per share:
As reported	$0.02	$0.15
Pro forma	$0.00	$0.12
Diluted net (loss) income per share
As reported	$0.02	$0.15
Pro forma	$0.00	$0.11

3. REVENUE RECOGNITION

     The Company generates revenues from service fees, professional services and other supporting services. Service fees are primarily composed of three business lines, Internet banking services, payment services and consumer contact services. Revenues from service fees include new user registration fees, account access fees, transaction fees, customer service fees and relationship marketing support fees. Revenue from service fees are recognized over the term of the contract as the services are provided.

     Professional services revenues consist of implementation fees associated with the linking of the Company’s financial institution clients to the Company’s QuotienSM e-financial suite through various networks, web development and hosting fees, training fees and communication services. In accordance with Staff Accounting Bulletin No. 101 — Revenue Recognition in Financial Statements (“SAB 101”), as superseded by SAB 104, which the Company adopted effective January 1, 2000, implementation fees and related direct implementation costs are recognized on a straight line basis over the contract term as the services are provided, which typically range from one to five years (generally three years). Prior to 2000, the Company recognized nonrefundable implementation fees as revenue under the percentage of completion method as certain milestone output measures were completed. Due to the adoption of SAB 101, revenue that was previously recognized under the Company’s prior revenue recognition policy will be recognized under the Company’s revised revenue recognition policy through periods up to 2004 because some contract periods extend through 2004. During the quarters ended March 31, 2004 and 2003, the Company recognized revenue of $2,400 and $13,500, respectively, and related direct incremental costs that were included in the cumulative effect adjustment at January 1, 2000. Revenue from web development, web hosting and training are recognized over the term of the contract as the services are provided.

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

4. MAJOR CUSTOMER

     One of the Company’s financial institution clients, California Federal Bank or Cal Fed, accounted for approximately $3.3 million, or 30% of the Company’s total revenues, for the quarter ended March 31, 2003. During 2002, Citigroup acquired Cal Fed and converted the Cal Fed customers to the Citigroup banking and bill payment platform in the first quarter of 2003. The $3.3 million received from Cal Fed in the first quarter of 2003 was a combination of service and termination fee revenue. No other customer accounts for more than 10% of the Company’s revenue.

5. NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share:

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
Net income	$419,111	$2,123,172
Shares used in calculation of net income per share:
Basic	17,883,065	13,707,749
Dilutive warrants	87,026	—
Dilutive employee options	2,127,368	582,121

Diluted	20,097,459	14,289,870
Net Income per share:
Basic	$0.02	$0.15
Diluted	$0.02	$0.15

     Due to their anti-dilutive effects, outstanding shares from the conversion of stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share.

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

     During 2001, the Company repurchased $3.5 million and induced the conversion of $3.5 million of the Convertible Notes. During 2002, the Company induced the conversion of $1.0 million of the Convertible Notes. In the second quarter of 2003, the Company repurchased $3.9 million of the Convertible Notes, and Noteholders converted the remaining $8.1 million of the Convertible Notes in the fourth quarter of 2003.

     Interest expense and amortization of the debt issuance costs related to the Convertible Notes were approximately $304,000 for the quarter ended March 31, 2003.

7. COMPONENTS OF COMPREHENSIVE INCOME

     Comprehensive income includes the Company’s net income adjusted for changes, net of tax, of unrealized gains (losses) on investments in marketable securities. Comprehensive income for the three months ended March 31, 2004 and 2003 is as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
Comprehensive income:
Net income	$419,111	$2,123,172
Unrealized gain (loss) on investments in marketable securities	2,303	(10,275)

Total comprehensive income:	$421,414	$2,112,897

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

     These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004. These risks include, among others, the following:

•	our history of prior losses and lack of certainty as to our continuing profitability;

•	possible fluctuations of our quarterly financial results;

•	our potential need for additional capital to accelerate revenue and profit growth;

•	our customer base may not continue to increase;

•	our dependence on the marketing efforts of third parties;

•	our dependence on our financial institution clients to market our services;

•	the possibility that we may not be able to expand to meet increased demand for our services and related products;

•	the potential adverse impact that a loss of a material client or restructure of our agreement with a material customer may have on our financial results;

•	our potential inability to compete with larger, more established businesses offering similar products or services;

•	our inability to attract and retain qualified management and technical personnel and our dependence on our executive officers and key employees;

•	possible security breaches or system failures disrupting our business and the liability associated with these disruptions;

•	the possibility of the development of defective new products;

•	reduction or elimination of the fees we charge for some services due to the consumer demand for low-cost or free online financial services;

•	the potential impact of the consolidation of the banking and financial services industry;

•	interference with our business from the adoption of government regulations;

•	our need to maintain satisfactory ratings from federal depository institution regulators;

•	the potential of litigation;

•	the potential control of the management and affairs of the Company by our executives and directors;

•	our volatile stock price;

•	the trading of a substantial number of shares adversely impacting the price of our shares;

•	the possibility of discouraging a takeover as a result of the adoption of a Stockholder Rights Plan; and

•	the possibility of terrorism and further acts of violence.

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

     Registered customers using Internet banking, bill payment or both, are the major driver of our revenue. Since the first quarter of 2003, the number of customers using our banking services increased by 7% and the number of customers using our payment services increased 70%, for an overall 40% increase in customers. This resulted in a 11% increase in revenue exclusive of the $2.2 million termination payment we received from Cal Fed during the first quarter of 2003. While we have seen some reduction in average monthly recurring revenue per user, due largely to our decision to fix price the banking service to our clients, this has been more than offset

Results of Operations

     The following table presents certain items derived from our Statements of Operations expressed as a percentage of revenue.

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
Statement of Operations Data:
Revenues:
Banking services	8.0%	11.9%
Payment services	64.9	41.6
Consumer contact services	19.8	21.9
Professional services and other	7.3	24.6

Total revenues	100.0	100.0
Costs and Expenses:
Service costs	40.9	32.3
Implementation and other costs	3.0	2.7

Costs of revenues	43.9	35.0

Gross margin	56.1	65.0
General and administrative	23.3	21.0
Sales and marketing	19.1	14.0
Systems and development	9.6	8.1

Total expenses	52.0	43.1

Income from operations	4.1	21.9
Interest income	0.3	0.2
Interest expense	—	(2.8)

Total other income (expense)	0.3	(2.6)

Income before income taxes	4.4	19.3
Income tax provision	0.1	—

Net income	4.3%	19.3%

9

by a decline in the average monthly recurring cost per user. Although the average monthly recurring revenue per user decreased by 21% compared to the first quarter of 2003, the average monthly recurring gross margin per user remained relatively flat as a result of an 18% decrease in the average monthly recurring cost of revenues per user.

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

FINANCIAL CONDITION

     While we have achieved net income profitability for the past three quarters and expect our profitability to be sustainable, we have historically experienced operating losses and negative cash flow due to the initial costs of developing our infrastructure and the early revenues typical of an emerging market segment. As a result, at March 31, 2004 we had an accumulated deficit of $82.5 million. We have funded our operations primarily through the issuance of equity and debt securities. Our ongoing working capital requirements consist primarily of personnel costs related to providing our services and operating, enhancing and maintaining our systems.

     Cash and investments in securities available for sale were $14.0 and $13.6 million as of March 31, 2004 and December 31, 2003, respectively. The $0.4 million increase in cash and investments resulted primarily from cash provided by operating activities of $1.1 million and cash provided by financing activities of $0.3 million, partially offset by cash used for capital expenditures of $1.0 million. Total liabilities decreased slightly from $3.9 million as of December 31, 2003 to $3.6 million as of March 31, 2004, primarily as a result of a reduction in accrued compensation expense.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

Revenues

     We generate revenue from Internet banking services, payment services, consumer contact services and professional services and other revenue. Revenue decreased $1.2 million, or 11%, to $9.8 million for the three months ended March 31, 2004, from $11.0 million for the same period of 2003. This decrease was attributable to 40%, 20% and 74% decreases in Internet banking services, consumer contact services and professional and other services revenue, respectively, partially offset by a 38% increase in payment services revenue. Overall, the reduction in revenues was principally caused by the non-recurring $2.2 million termination fee we received from Cal Fed in the first quarter of 2003.

	Three Months Ended
	December 31,		Change
	2004	2003	Difference	%
Revenues (in millions):
Banking services	$0.8	$1.3	$(0.5)	(40)%
Payment services	6.4	4.6	1.8	38%
Consumer contact services	1.9	2.4	(0.5)	(20)%
Professional services and other	0.7	2.7	(2.0)	(74)%

Total revenues	$9.8	$11.0	$(1.2)	(11)%
Users and transactions (000s):
Internet banking services users	450	420	30	7%
Payment services users	592	349	243	70%
All services users	926	661	265	40%
Payment transactions	8,377	4,912	3,465	71%
Average monthly revenue per user:
Internet banking services	$0.60	$1.04	$(0.44)	(42)%
Payment services	3.71	4.47	(0.76)	(17)%
Adoption rates:
Internet banking services(1)	18.5%	11.2%	7.3%	65%
Payment services(2)	5.7%	4.3%	1.4%	33%

Notes:

(1)	Represents the percentage of users subscribing to our Internet banking service out of the total number of checking accounts enabled for banking services.

(2)	Represents the percentage of users subscribing to our payment services out of the total number of checking accounts enabled for payment services.

     Internet Banking Services. Compared to the first quarter of 2003, Internet banking services revenue decreased $0.5 million to $0.8 million, driven by a loss of Internet banking services revenue resulting from the departures of Cal Fed and First Virginia in March and October 2003, respectively. Internet banking services revenue generated by our remaining client base decreased 5% from the first quarter of 2003 even though the number of quarter-end Internet banking services users increased by 7% compared to the prior quarter-end. This was the result of a 42% decrease in the average monthly revenue per Internet banking services user. This decrease was attributable to our decision to move from a monthly user fee pricing model to a monthly license fee pricing model for Internet banking services in an effort to drive adoption of those services. This allows our financial institution clients to register an unlimited number of Internet banking services users (as evidenced by the 65% increase in Internet banking services adoption since March 31, 2003) to whom we can then attempt to up-sell our higher margin bill pay products and other services.

     Payment Services. Payment services revenue increased to $6.4 million for the three months ended March 31, 2004 compared to $4.6 million for the same period of the prior year. Even with the departures of Cal Fed and First Virginia during 2003, payment services revenue increased 38%, driven by a 70% increase in the number of quarter-end payment services users and a 71% increase in the number of payment transactions processed during the quarter. The increases in quarter-end payment services users and the number of payment transactions processed were driven by two factors: an increase in financial institution clients using our payment services and an increase in payment services adoption. Compared to the first quarter of 2003, the number of financial institution clients using our payment services increased from 550 clients to 670 clients. Additionally, even with the increased pool of potential customers to which to sell, we were able to increase the adoption rate of our payment services from 4.3% at March 31, 2003 to 5.7% at March 31, 2004.

     Consumer Contact Services. Consumer contact services revenue decreased from $2.4 million in the first quarter of 2003 to $1.9 million in the same period of 2004 as a result of the departures of Cal Fed and First Virginia in March and October 2003, respectively. However, these losses were partially offset by increased consumer contact services revenue from our remaining client base driven by an increase of 40% in the number of quarter-end customers utilizing either Internet banking or payment services.

     Professional Services and Other. Professional services and other revenue decreased $2.0 million from $2.7 million in the first quarter of 2003 to $0.7 million in the first quarter of 2004. This decrease was primarily the result of a $2.2 million termination payment received from Cal Fed in the first quarter of 2003. We received $27,000 and $2.2 million in termination payments during the quarters ended March 31, 2004 and 2003, respectively.

Costs and Expenses

	Quarter Ended
	March 31,		Change
	2004(1)	2003(1)	Difference(1)	% Difference
Revenues	$9.8	$11.0	$(1.2)	(11)%
Costs of revenues	4.3	3.9	0.4	11%

Gross profit	$5.5	$7.1	$(1.6)	(23)%
Gross margin	56%	65%	(9)%	(14)%
Operating expenses
General & administrative	$2.3	$2.3	$—	(1)%
Sales & marketing	1.9	1.5	0.4	21%
Systems & development	0.9	0.9	—	5%

Total operating expenses	5.1	4.7	0.4	7%

Income from operations	0.4	2.4	(2.0)	(83)%
Other expense, net	—	(0.3)	0.3

Net income	$0.4	$2.1	$(1.7)	(80)%

Diluted income per share	$0.02	$0.15	$(0.13)	(87)%
Average monthly metrics per user:
Recurring revenues(2)	$3.38	$4.26	$(0.88)	(21)%
Recurring costs of revenues(2)	1.47	1.79	(0.32)	(18)%

Gross profit	$1.91	$2.47	$(0.56)	(23)%
Gross margin	57%	58%	(1)%	(2)%

Notes:

(1)	In millions except for diluted income per share and per user metrics.

(2)	Calculation excludes revenues and costs associated with professional services and implementation activities.

     Costs of Revenues. Costs of revenues encompasses the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional service work. Costs of revenues increased by $0.4 million, or 11%, to $4.3 million for the quarter ended March 31, 2004, from $3.9 million for the same period in 2003. This increase was primarily attributable to a $0.4 million increase in bill payment processing costs. The increase in payment processing costs resulted from an increase in the number of payment services users and payment transactions. Although total costs of revenues increased by 11% compared to the first quarter of 2003, the average monthly recurring costs of revenues per user decreased by 18% due to a 40% increase in the number of customers using our services. Additionally, beginning in the third quarter of 2003, we began to offset payment costs with idle funds we recapture from bill payment transactions that have not been completed after 12 or 24 months from the authorization of the transactions. Our policy is to recognize as assets funds from checks that have been outstanding more than a year and are less than $200 as an offset to payment processing costs. Checks greater than $200 will be recognized as assets after they are outstanding for two years. The amount of funds recovered and recognized in the quarter ended March 31, 2004 was $0.2 million.

     Gross Profit. Gross profit decreased to $5.5 million compared to $7.1 million for the quarter ended March 31, 2003. Gross margin fell from 65% to 56% due primarily to the $2.2 million termination fee received from Cal Fed in the first quarter of 2003.

     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses remained unchanged at $2.3 million for the quarter ended March 31, 2004.

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $0.4 million, or 21%, to $1.9 million in the first quarter of 2004. The primary reasons for the increase in sales and marketing expenses was a $175,000 increase in salary expenses due to headcount increases and a $150,000 increase in corporate and consumer marketing programs.

     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses remained unchanged at $0.9 million in the first quarter of 2004. Although salary expense and consulting costs were higher in the first quarter of 2004, systems and development expenses remained constant due to an increase in work associated with capitalizable projects as defined by Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These projects included major enhancements to our applications infrastructure and development of our Money HQSM product. We capitalized $0.6 million of development costs associated with software developed or obtained for internal use in the first quarter of 2004, compared to $0.4 million in 2003.

     Income from Operations. Income from operations decreased $2.0 million, or 83%, to $0.4 million for the quarter ended March 31, 2004. The significant decrease in income from operations was due to the $2.2 million termination fee received from Cal Fed in 2003, partially offset by increases in service fee revenue leveraged over relatively fixed costs.

     Other Expense, Net. Interest income increased $4,000, or 16%, to $26,000 in the first quarter of 2004. The increase was due to higher average cash balances compared to the first quarter of 2003. Interest and other expense decreased $0.3 million, or 99%, to $3,000 in the first quarter of 2004. This was the result of the conversion in October and November 2003 of the remaining $8.1 million of outstanding 8% Convertible Notes.

     Net Income Per Share. Net income was $0.4 million for the quarter ended March 31, 2004, compared to $2.2 million for the quarter ended March 31, 2003. Basic and diluted income per share was $0.02 and $0.15 for the quarters ended March 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have primarily financed our operations through private placements and public offerings of our common and preferred stock and the issuance of debt. We have also entered into various capital lease financing agreements. Cash and investments in available for sale securities were $14.0 million and $13.6 million as of March 31, 2004 and December 31, 2003, respectively. The $0.4 million increase in cash and investments results from cash provided by operating activities and financing activities of $1.1 and $0.3 million, respectively, partially offset by capital expenditures of $1.0 million.

     Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2004, compared to $2.3 million for the three months ended March 31, 2003. While cash provided by operating activities during the first quarters of 2004 and 2003 resulted from income from operations net of non-cash charges, $2.2 million of the cash provided by operating activities in the first quarter of 2003 was the result of the termination payment received from Cal Fed.

     Net cash used in investing activities for the three months ended March 31, 2004 was $1.3 million, which was the result of a net increase of $0.3 million in securities available-for-sale and $1.0 million in capital expenditures. For the three months ended March 31, 2003, net cash used in investing activities was $0.5 million, which was the result of $0.5 million in capital expenditures.

     Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2004, compared to net cash used in financing activities of $22,000 for the three months ended March 31, 2003. The net cash provided by financing activities for the quarter ended March 31, 2004 was the result of cash generated by the issuance of common stock, while the net cash provided by financing activities for the quarter ended March 31, 2003 was due to the issuance of $32,000 of common stock offset by the repayment of capital lease obligations.

     Our contractual obligations are as follows:

	Total	2004	2005	2006	Thereafter
Capital lease obligations	$51,604	$41,083	$10,521	$—	$—
Operating lease	364,729	364,729	—	—	—
Purchase obligations	930,000	312,500	515,000	102,500	—

Total obligations	$1,346,333	$718,312	$525,521	$102,500	—

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We invest primarily in short-term, investment grade, marketable government, corporate, and mortgage-backed debt securities. Our interest income is most sensitive to changes in the general level of U.S. interest rates and given the short-term nature of our investments, our exposure to interest rate risk is not material. We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. We have classified all of our investments as available-for-sale financial instruments. The following table provides information about our available-for-sale investments that are sensitive to changes in interest rates.

	MARCH 31, 2004
	AMORTIZED		INTEREST
	COST	FAIR VALUE	RATE
U.S. government treasury obligations	$2,245,029	$2,250,235	1.08%
Mortgage backed securities	2,322,006	2,324,306	1.06%
Commercial obligations	1,752,310	1,752,437	1.01%

Total investments	$6,319,345	$6,326,978

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

(a)	Exhibit 31.1 — Rule 13a-14a Certification of Chief Executive Officer

Exhibit 31.2 — Rule 13a-14a Certification of Chief Financial Officer

Exhibit 32 — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

(b)	Report on Form 8-K — February 4, 2004 Financial result for the quarter ended December 31,2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE RESOURCES CORPORATION

Date: May 7, 2004	By: /s/ Matthew P. Lawlor

Matthew P. Lawlor
Chairman and Chief Executive Officer
(Principal Executive Officer)

ONLINE RESOURCES CORPORATION

Date: May 7, 2004	By: /s/ Catherine A. Graham

Catherine A. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)