Form 10-Q
period 2004-06-30
ONLINE RESOURCES CORP
filed 2004-08-09
CIK 888953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

YES [X]     NO [  ]

     As of July 28, 2004 there were 18,109,174 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ONLINE RESOURCES CORPORATION

BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,556,885	$7,650,057
Investments	6,765,054	5,983,869
Accounts receivable (net of allowance of approximately $81,000 and $67,000 at June 30, 2004 and December 31, 2003, respectively)	4,321,992	3,935,513
Deferred implementation costs	436,305	493,689
Prepaid expenses and other current assets	1,129,995	910,631

Total current assets	21,210,231	18,973,759
Property and equipment, net	7,801,345	7,344,170
Deferred implementation costs, less current portion	414,928	416,518
Other assets	89,220	117,512

Total assets	$29,515,724	$26,851,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$915,771	$646,531
Accrued expenses and other current liabilities	804,978	660,473
Accrued compensation	1,093,587	1,526,926
Deferred revenues	1,019,606	585,804
Current portion of capital lease obligations	27,517	97,031

Total current liabilities	3,861,459	3,516,765
Capital lease obligations, less current portion	—	10,521
Deferred revenues, less current portion	269,080	302,535
Other long term liabilities	64,500	51,219

Total liabilities	4,195,039	3,881,040
Commitments and contingencies	—	—
Stockholders’ equity:
Series A convertible preferred stock, $.01 par value; 1,000,000 shares authorized, none issued at June 30, 2004 and December 31, 2003	—	—
Series B junior participating preferred stock, $0.01 par value; 297,500 shares authorized, none issued at June 30, 2004 and December 31, 2003	—	—
Common stock, $.0001 par value; 35,000,000 shares authorized, 18,161,306 issued and 18,085,781 outstanding at June 30, 2004; and 17,887,727 issued and 17,812,202 outstanding at December 31, 2003	1,809	1,781
Additional paid-in capital	106,869,649	106,128,290
Accumulated deficit	(81,316,550)	(82,936,679)
Treasury stock, 75,525 shares at June 30, 2004 and December 31, 2003	(227,800)	(227,800)
Accumulated other comprehensive (loss) income	(6,423)	5,327

Total stockholders’ equity	25,320,685	22,970,919

Total liabilities and stockholders’ equity	$29,515,724	$26,851,959

See accompanying notes to unaudited financial statements.

ONLINE RESOURCES CORPORATION
STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Banking services	$776,257	$943,312	$1,561,514	$2,251,223
Payment services	6,791,058	4,888,242	13,127,048	9,463,035
Consumer contact services	1,933,118	1,977,316	3,864,346	4,392,812
Professional services and other	568,025	608,540	1,282,917	3,320,338

Total revenues	10,068,458	8,417,410	19,835,825	19,427,408
Costs and expenses:
Service costs	3,617,067	3,375,671	7,559,530	6,866,900
Implementation and other costs	327,108	384,754	668,144	744,014

Total costs of revenues	3,944,175	3,760,425	8,227,674	7,610,914

Gross profit	6,124,283	4,656,985	11,608,151	11,816,494
General and administrative	2,276,431	1,900,645	4,554,058	4,212,291
Sales and marketing	1,784,021	1,480,936	3,650,569	3,025,589
Systems and development	878,779	955,750	1,814,146	1,846,404

Total expenses	4,939,231	4,337,331	10,018,773	9,084,284

Income from operations	1,185,052	319,654	1,589,378	2,732,210
Other income (expense):
Interest income	26,388	13,857	52,791	36,581
Interest expense	(1,422)	(273,047)	(4,040)	(585,155)
Debt repurchase expense	—	(181,179)	—	(181,179)

Total other income (expense)	24,966	(440,369)	48,751	(729,753)

Income (loss) before income taxes	1,210,018	(120,715)	1,638,129	2,002,457
Income tax provision	9,000	27,500	18,000	27,500

Net income (loss)	$1,201,018	$(148,215)	$1,620,129	$1,974,957

Net income (loss) per share:
Basic	$0.07	$(0.01)	$0.09	$0.14
Diluted	$0.06	$(0.01)	$0.08	$0.13
Shares used in calculation of net income (loss) per share:
Basic	18,004,254	14,108,920	17,943,659	13,909,443
Diluted	20,029,657	14,108,920	20,084,646	14,846,817

See accompanying notes to unaudited financial statements.

ONLINE RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2004	2003
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$1,620,129	$1,974,957
Adjustments to reconcile net income to net cash provided by operating activities:
Debt repurchase expense	—	181,179
Depreciation	1,908,349	1,463,493
Loss on the disposal of assets	35,350	—
Amortization of debt issuance costs	—	114,177
Provision for losses on accounts receivable	14,275	(10,000)
Net realized gain on investments	—	(6,631)
Amortization of bond (discount) premium	(14,245)	5,040
Changes in assets and liabilities:
Accounts receivable	(400,754)	(483,746)
Prepaid expenses and other current assets	(219,364)	(384,676)
Deferred implementation costs	58,974	2,472
Other assets	28,292	(112,522)
Accounts payable	269,240	(238,299)
Accrued expenses	(288,834)	86,760
Deferred revenues	400,347	(5,449)
Other long term liabilities	13,281	—

Net cash provided by operating activities	3,425,040	2,586,755

INVESTING ACTIVITIES
Purchase of available for sale securities	(6,090,145)	(7,015,442)
Sales of available for sale securities	5,311,455	9,084,515
Purchases of property and equipment	(2,400,874)	(1,112,552)

Net cash (used in) provided by investing activities	(3,179,564)	956,521

FINANCING ACTIVITIES
Net proceeds from issuance of common stock	741,387	4,929,241
Repayment of capital lease obligations	(80,035)	(108,822)
Purchase of notes payable	—	(3,900,000)

Net cash provided by financing activities	661,352	920,419

Net increase in cash and cash equivalents	906,828	4,463,695
Cash and cash equivalents at beginning of period	7,650,057	2,290,950

Cash and cash equivalents at end of period	$8,556,885	$6,754,645

Supplemental information to statement of cash flows:
Cash paid for interest	4,030	492,968
Net unrealized loss on investments	(11,750)	(10,678)

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

INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2003 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 12, 2004. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

     The weighted-average fair values at date of grant for options granted during the three months ended June 30, 2004 and 2003 were $4.87 and $2.72, respectively, and during the six months ended June 30, 2004 and 2003 were $4.79 and $2.43, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
Dividend yield	—	—	—	—
Expected volatility	86.2%	92.0%	87.0%	92.0%
Risk-free interest rate	4.00%	2.63%	3.30%	2.69%
Expected life in years	5.4	5.0	5.5	5.3

     A reconciliation of the Company’s net income to pro forma net income (loss) and the related basic and diluted pro forma net income (loss) per share amounts for the three and six months ended June 30, 2004 and 2003 is provided below. For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123. Further, pro forma stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
Net income (loss)	$1,201,018	$(148,215)	$1,620,129	$1,974,957
Adjustment to net income (loss) for:
Pro forma stock-based compensation expense	(426,425)	(454,979)	(930,832)	(987,845)

Pro forma net income (loss)	$774,593	$(603,194)	$689,297	$987,112

Basic net income (loss) per share:
As reported	$0.07	$(0.01)	$0.09	$0.14
Pro forma	$0.04	$(0.04)	$0.04	$0.07
Diluted net income (loss) per share:
As reported	$0.06	$(0.01)	$0.08	$0.13
Pro forma	$0.04	$(0.04)	$0.03	$0.07

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

     Professional services revenues consist of implementation fees associated with the linking of the Company’s financial institution clients to the Company’s QuotienSM e-financial suite through various networks, web development and hosting fees, training fees and communication services. In accordance with Staff Accounting Bulletin No. 101 — Revenue Recognition in Financial Statements (“SAB 101”), as superseded by SAB 104, which the Company adopted effective January 1, 2000, implementation fees and related direct implementation costs are recognized on a straight line basis over the contract term as the services are provided, which typically range from one to five years (generally three years). Prior to 2000, the Company recognized nonrefundable implementation fees as revenue under the percentage of completion method as certain milestone output measures were completed. Due to the adoption of SAB 101, revenue that was previously recognized under the Company’s prior revenue recognition policy will be recognized under the Company’s revised revenue recognition policy through periods up to 2004 because some contract periods extend through 2004. During the 3 months ended June 30, 2004 and 2003, the Company recognized revenue of $1,808 and $11,219, respectively, and during the six months ended June 30, 2004 and 2003, the Company recognized revenue of $4,208 and $24,679, respectively, and related direct incremental costs that were included in the cumulative effect adjustment at January 1, 2000. Revenue from web development, web hosting and training are recognized over the term of the contract as the services are provided.

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

4. MAJOR CUSTOMER

     One of the Company’s financial institution clients, California Federal Bank or Cal Fed, accounted for approximately $3.3 million, or 17% of the Company’s total revenues, for the six months ended June 30, 2003, but no revenue was generated from Cal Fed for the quarter ended June 30, 2003 or the six months ended June 30, 2004. During 2002, Citigroup acquired Cal Fed and converted the Cal Fed customers to the Citigroup banking and bill payment platform in the first quarter of 2003. The $3.3 million received from Cal Fed in the first quarter of 2003 was a combination of service and termination fee revenue. No other customer accounts for more than 10% of the Company’s revenue.

5. NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
Net income (loss)	$1,201,018	$(148,215)	$1,620,129	$1,974,957
Shares used in calculation of net income (loss) per share:
Basic	18,004,254	14,108,920	17,943,659	13,909,443
Dilutive warrants	79,778	—	83,515	—
Dilutive stock options	1,945,625	—	2,057,472	937,374

Diluted	20,029,657	14,108,920	20,084,646	14,846,817

Net income (loss) per share:
Basic	$0.07	$(0.01)	$0.09	0.14
Diluted	0.06	(0.01)	0.08	$0.13

     Due to their anti-dilutive effects, outstanding shares from the conversion of stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share for the three months ended June 30, 2003.

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

     Interest expense and amortization of the debt issuance costs related to the Convertible Notes for the three and six months ended June 30, 2003 were $268,045 and $571,733, respectively.

7. COMMITMENTS

     On May 21, 2004, the Company executed a ten year lease covering 74,000 square feet of office and data center space, replacing the majority of its current facility. The commencement date of the new lease is October 1, 2004, and the total obligation related to the lease is $17.9 million. The Company also executed an amendment to the lease related to its current facility that extends the lease through September 30, 2004. In addition, the Company will continue to occupy a portion of the current facility after September 30, 2004, and the amendment stipulates that the lease on that space will expire on July 31, 2007. The total obligation related to the amendment is $1.3 million.

8. COMPONENTS OF COMPREHENSIVE INCOME

     Comprehensive income includes the Company’s net income adjusted for changes, net of tax, of unrealized losses on investments in marketable securities. Comprehensive income for the three and six months ended June 30, 2004 and 2003 is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
Comprehensive income (loss):
Net income (loss)	$1,201,018	$(148,215)	$1,620,129	$1,974,957
Unrealized loss on investments in marketable securities	(14,053)	(403)	(11,750)	(10,678)

Total comprehensive income (loss)	$1,186,965	$(148,618)	$1,608,379	$1,964,279

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

     Registered customers using Internet banking, bill payment or both, are the major driver of our revenue. Since the second quarter of 2003, the number of customers using our banking services increased by 13% and the number of customers using our payment services increased 49%, for an overall 34% increase in customers. This resulted in a 20% increase in revenue. While we have seen some reduction in average monthly recurring revenue per user, due largely to our decision to fix price the banking service to our clients, this has been more than offset by a decline in the average monthly recurring cost per user. Although the average monthly recurring revenue per user decreased by 16% compared to the second quarter of 2003, the average monthly recurring gross margin per user increased to 62% as a result of an 26% decrease in the average monthly recurring cost of revenues per user.

     We have long-term service contracts with our financial institution clients. The majority of our revenue is recurring, though these contracts also provide for implementation, set-up and other non-recurring fees. Internet banking services revenue is based either on a monthly license fee allowing our financial institution client to register an unlimited number of customers, or on a monthly fee for each registered customer. Payment services revenue is based on either a monthly fee for each customer enrolled, a fee per executed transaction, or a combination of the two. Our financial institution clients pay all of our fees and then determine if or how they want to pass these costs on to their customers. They typically provide Internet banking services to customers free of charge, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products. However, approximately 70% of our financial institution clients charge their customers for providing payment services.

     As a network-based service provider, we have made substantial up-front investments in infrastructure, particularly for our proprietary systems. While we continue to incur ongoing development and maintenance costs, we believe the infrastructure we have built provides us with significant operating leverage. In 2003 we began an effort to upgrade and rewrite certain of our applications infrastructure that will continue into 2006. We expect that this effort will require incremental capital expenditures, primarily for additional development labor, of between $3.0 million and $5.0 million over that period.

     We continue to automate processes and develop applications that allow us to make only small increases in labor and other operating costs relative to increases in customers and transactions. We believe our financial and operating performance will be based primarily on our ability to leverage additional users and transactions over this relatively fixed cost base.

FINANCIAL CONDITION

     While we have achieved net income profitability for the past four quarters and expect our profitability to be sustainable, we have historically experienced operating losses and negative cash flow due to the initial costs of developing our infrastructure and the early revenues typical of an emerging market segment. As a result, at June 30, 2004 we had an accumulated deficit of $81.3 million. We have funded our operations primarily through the issuance of equity and debt securities. Our ongoing working capital requirements consist primarily of personnel costs related to providing our services and operating, enhancing and maintaining our systems.

     Cash and investments in securities available for sale were $15.3 and $13.6 million as of June 30, 2004 and December 31, 2003, respectively. The $1.7 million increase in cash and investments resulted primarily from cash provided by operating and financing activities of $3.4 and 0.7 million, respectively, partially offset by cash used for capital expenditures of $2.4 million. Total liabilities increased slightly from $3.9 million as of December 31, 2003 to $4.2 million as of June 30, 2004, primarily as a result of an increase of $0.5 million in deferred revenue.

Results of Operations

     The following table presents certain items derived from our Statements of Operations expressed as a percentage of revenue.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
Statement of Operations Data:
Revenues:
Banking services	7.7%	11.2%	7.9%	11.6%
Payment services	67.5	58.1	66.2	48.7
Consumer contact services	19.2	23.5	19.5	22.6
Professional services and other	5.6	7.2	6.4	17.1

Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Service costs	35.9	40.1	38.1	35.4
Implementation and other costs	3.3	4.6	3.4	3.8

Total costs of revenues	39.2	44.7	41.5	39.2

Gross margin	60.8	55.3	58.5	60.8
General and administrative	22.6	22.5	23.0	21.6
Sales and marketing	17.7	17.6	18.4	15.6
Systems and development	8.7	11.4	9.1	9.5

Total expenses	49.0	51.5	50.5	46.7

Income from operations	11.8	3.8	8.0	14.1
Other income (expense)	0.2	(3.1)	0.3	(2.9)
Debt conversion expense	—	(2.2)	—	(0.9)

Total other income (expense)	0.2	(5.3)	0.3	(3.8)

Income (loss) before income taxes	12.0	(1.5)	8.3	10.3
Income tax provision	0.1	0.3	0.1	0.1

Net income (loss)	11.9%	(1.8)%	8.2%	10.2%

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

Revenues

     We generate revenue from Internet banking services, payment services, consumer contact services and professional services and other revenue. Revenue increased $1.7 million, or 20%, to $10.1 million for the three months ended June 30, 2004, from $8.4 million for the same period of 2003. This increase was attributable to a 39% increase in payment services revenue, partially offset by 18%, 2% and 7% decreases in Internet banking services, consumer contact services and professional and other services revenue, respectively.

	Three Months Ended
	June 30,		Change
	2004	2003	Difference	%
Revenues (in millions):
Banking services	$0.8	$0.9	$(0.1)	(18)%
Payment services	6.8	4.9	1.9	39%
Consumer contact services	1.9	2.0	(0.1)	(2)%
Professional services and other	0.6	0.6	—	(7)%

Total revenues	$10.1	$8.4	$1.7	20%

Users and transactions (000s):
Internet banking services users	439	390	49	13%
Payment services users	651	437	214	49%
All services users	972	726	246	34%
Payment transactions	8,958	5,410	3,548	66%
Average monthly revenue per user:
Internet banking services	$0.58	$0.82	$(0.24)	(29)%
Payment services	3.59	4.30	(0.71)	(17)%
Adoption rates:
Internet banking services(1)	19.3%	13.5%	5.8%	43%
Payment services(2)	6.2%	4.4%	1.8%	41%

Notes:

(1)	Represents the percentage of users subscribing to our Internet banking service out of the total number of checking accounts enabled for banking services.

(2)	Represents the percentage of users subscribing to our payment services out of the total number of checking accounts enabled for payment services.

     Internet Banking Services. Compared to the second quarter of 2003, Internet banking services revenue decreased $0.1 million to $0.8 million, driven by a loss of Internet banking services revenue resulting from the departure of First Virginia in October 2003. Internet banking services revenue generated by our remaining client base decreased 3% from the second quarter of 2003 even though the number of quarter-end Internet banking services users increased by 13% compared to the prior quarter-end. This was the result of a 29% decrease in the average monthly revenue per Internet banking services user. This decrease was attributable to our decision to move from a monthly user fee pricing model to a monthly license fee pricing model for Internet banking services in an effort to drive adoption of those services. This allows our financial institution clients to register an unlimited number of Internet banking services users (as evidenced by the 43% increase in Internet banking services adoption since June 30, 2003) to whom we can then attempt to up-sell our higher margin bill pay products and other services.

     Payment Services. Payment services revenue increased to $6.8 million for the three months ended June 30, 2004 compared to $4.9 million for the same period of the prior year. Even with the departure of First Virginia during 2003, payment services revenue increased 39%, driven by a 49% increase in the number of quarter-end payment services users and a 66% increase in the number of payment transactions processed during the quarter. The increases in quarter-end payment services users and the number of payment transactions processed were driven by two factors: an increase in financial institution clients using our payment services and an increase in payment services adoption. Compared to the second quarter of 2003, the number of financial institution clients using our payment services increased from 558 clients to 687 clients. Additionally, even with the increased pool of potential customers to which to sell, we were able to increase the adoption rate of our payment services from 4.4% at June 30, 2003 to 6.2% at June 30, 2004.

     Consumer Contact Services. Consumer contact services revenue decreased from $2.0 million in the second quarter of 2003 to $1.9 million in the same period of 2004 as a result of the departure of First Virginia in October 2003. However, consumer contact services revenue generated by our remaining client base increased 5% compared to the second quarter of 2003, driven by an increase of 34% in the number of quarter-end customers utilizing either Internet banking or payment services.

     Professional Services and Other. Professional services and other revenue remained flat at $0.6 million. We received $63,000 and $0 in termination payments during the quarters ended June 30, 2004 and 2003, respectively.

Costs and Expenses

	Three Months Ended
	June 30,		Change
	2004(1)	2003(1)	Difference(1)	% Difference
Revenues	$10.1	$8.4	$1.7	20%
Costs of revenues	4.0	3.7	0.3	5%

Gross profit	6.1	4.7	1.4	32%
Gross margin	61%	55%	6%	10%
Operating expenses
General & administrative	2.2	1.9	0.3	20%
Sales & marketing	1.8	1.5	0.3	20%
Systems & development	0.9	1.0	(0.1)	(8)%

Total operating expenses	4.9	4.4	0.5	14%

Income from operations	1.2	0.3	0.9	271%
Other income (expense), net	—	(0.4)	0.4

Net income (loss)	$1.2	$(0.1)	$1.3

Basic income per share	$0.07	$(0.01)	$0.08
Diluted income per share	$0.06	$(0.01)	$0.07
Average monthly metrics per user:
Recurring revenues(2)	$3.31	$3.93	$(0.62)	(16)%
Recurring costs of revenues(2)	1.26	1.70	(0.44)	(26)%

Gross profit	$2.05	$2.23	$(0.18)	(8)%
Gross margin	62%	57%	5%	9%

Notes:

(1)	In millions except for diluted income per share and per user metrics.

(2)	Calculation excludes revenues and costs associated with professional services and implementation activities.

     Costs of Revenues. Costs of revenues encompasses the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional service work. Costs of revenues increased by $0.3 million, or 5%, to $4.0 million for the quarter ended June 30, 2004, from $3.7 million for the same period in 2003. This increase was primarily attributable to a $0.2 million increase in bill payment processing costs. The increase in payment processing costs resulted from an increase in the number of payment services users and payment transactions. Although total costs of revenues increased by 5% compared to the second quarter of 2003, the average monthly recurring costs of revenues per user decreased by 26% due to a 34% increase in the number of customers using our services. Additionally, beginning in the third quarter of 2003, we began to offset payment costs with idle funds we recapture from bill payment transactions that have not been completed after 12 or 24 months from the authorization of the transactions. Our policy is to recognize as assets funds from checks that have been outstanding more than a year and are less than $200 as an offset to payment processing costs. Checks greater than $200 will be recognized as assets after they are outstanding for two years. The amount of funds recovered and recognized in the quarter ended June 30, 2004 was $0.2 million.

     Gross Profit. Gross profit increased to $6.1 million compared to $4.7 million for the quarter ended June 30, 2003. Gross margin rose from 55% to 61% due primarily to bill payment cost savings achieved through the increase of our electronic remittance rate from 62% in the second quarter of 2003 to 67% in the second quarter of 2004.

     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $0.3 million to $2.2 million for the quarter ended June 30, 2004. This increase is primarily attributable to increased depreciation expense of $0.2 million resulting from increased capital expenditures.

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $0.3 million, or 20%, to $1.8 million in the second quarter of 2004. The primary reasons for the increase in sales and marketing was a $0.1 million increase in salary expenses due to headcount increases and a $0.1 million increase in corporate and consumer marketing programs.

     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses decreased slightly to $0.9 million in the second quarter of 2004. Although salary expense and consulting costs were higher in the second quarter of 2004 when compared to the second quarter of 2003, systems and development expenses decreased slightly due to an increase in work associated with capitalizable projects as defined by Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These projects included major enhancements to our applications infrastructure and development of new products such as our Money HQSM product. We capitalized $0.7 million of development costs associated with software developed or obtained for internal use in the second quarter of 2004, compared to $0.3 million in 2003.

     Income from Operations. Income from operations increased $0.9 million, or 271%, to $1.2 million for the quarter ended June 30, 2004. The significant increase in income from operations was due to increases in service fee revenue leveraged over relatively fixed costs.

     Other Income (Expense), Net. Interest income increased $12,500, or 90%, to $26,000 in the second quarter of 2004. The increase was due to higher average cash balances compared to the second quarter of 2003. Interest and other expense decreased $0.3 million, or 99%, to $1,500 in the second quarter of 2004. This was the result of the repurchase and conversion of the remaining $12.0 million of outstanding 8% Convertible Notes in 2003. Additionally, $0.2 million of debt repurchase costs were recognized in the second quarter of 2003 in relation to the repurchase of $3.9 million of Convertible Notes.

     Net Income (Loss) Per Share. Net income was $1.2 million for the quarter ended June 30, 2004, compared to a $0.1 million loss for the quarter ended June 30, 2003. Basic income (loss) per share was $0.07 and $(0.01) for the quarters ended June 30, 2004 and 2003, respectively, and diluted income (loss) per share was $0.06 and $(0.01) for the quarters ended June 30, 2004 and 2003, respectively.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

Revenues

     We generate revenue from Internet banking services, payment services, consumer contact services and professional services and other revenue. Revenue increased $0.4 million, or 2%, to $19.8 million for the six months ended June 30, 2004, from $19.4 million for the same period of 2003. This increase was attributable to a 39% increase in payment services revenue, partially offset by 31%, 12% and 61% decreases in Internet banking services, consumer contact services and professional and other services revenue, respectively. Exclusive of the one-time $2.2 million termination fee received from Cal Fed in the first quarter of 2003, revenue increased $2.6 million, or 15%, for the six months ended June 30, 2004.

	Six Months Ended
	June 30,		Change
	2004	2003	Difference	%
Revenues (in millions):
Banking services	$1.5	$2.2	$(0.7)	(31)%
Payment services	13.1	9.5	3.6	39%
Consumer contact services	3.9	4.4	(0.5)	(12)%
Professional services and other	1.3	3.3	(2.0)	(61)%

Total revenues	$19.8	$19.4	$0.4	2%

Users and transactions (000s):
Internet banking services users	439	390	49	13%
Payment services users	651	437	214	49%
All services users	972	726	246	34%
Payment transactions	17,335	10,322	7,013	68%
Average monthly revenue per user:
Internet banking services	$0.59	$0.94	$(0.35)	(37)%
Payment services	3.65	4.38	(0.73)	(17)%
Adoption rates:
Internet banking services(1)	19.3%	13.5%	5.8%	43%
Payment services(2)	6.2%	4.4%	1.8%	41%

Notes:

(1)	Represents the percentage of users subscribing to our Internet banking service out of the total number of checking accounts enabled for banking services.

(2)	Represents the percentage of users subscribing to our payment services out of the total number of checking accounts enabled for payment services.

     Internet Banking Services. Compared to the first half of 2003, Internet banking services revenue decreased $0.7 million to $1.5 million, driven by a loss of Internet banking services revenue resulting from the departures of Cal Fed and First Virginia in March 2003 and October 2003, respectively. Internet banking services revenue generated by our remaining client base decreased 4% from the first half of 2003 even though the number of quarter-end Internet banking services users increased by 13% compared to the prior quarter-end. This was the result of a 37% decrease in the average monthly revenue per Internet banking services user. This decrease was attributable to our decision to move from a monthly user fee pricing model to a monthly license fee pricing model for Internet banking services in an effort to drive adoption of those services. This allows our financial institution clients to register an unlimited number of Internet banking services users (as evidenced by the 43% increase in Internet banking services adoption since June 30, 2003) to whom we can then attempt to up-sell our higher margin bill pay products and other services.

     Payment Services. Payment services revenue increased to $13.1 million for the six months ended June 30, 2004 compared to $9.5 million for the same period of the prior year. Even with the departures of Cal Fed and First Virginia during 2003, payment services revenue increased 39%, driven by a 49% increase in the number of quarter-end payment services users and a 68% increase in the number of payment transactions processed during the first half of the year. The increases in quarter-end payment services users and the number of payment transactions processed were driven by two factors: an increase in financial institution clients using our payment services and an increase in payment services adoption. Compared to the second quarter of 2003, the number of financial institution clients using our payment services increased from 558 clients to 687 clients. Additionally, even with the increased pool of potential customers to which to sell, we were able to increase the adoption rate of our payment services from 4.4% at June 30, 2003 to 6.2% at June 30, 2004.

     Consumer Contact Services. Consumer contact services revenue decreased from $4.4 million in the first half of 2003 to $3.9 million in the same period of 2004 as a result of the departures of Cal Fed and First Virginia in March and October 2003, respectively. However, consumer contact services revenue generated by our remaining client base increased 5% compared to the first half of 2003, driven by an increase of 34% in the number of quarter-end customers utilizing either Internet banking or payment services.

     Professional Services and Other. Professional services and other revenue decreased from $3.3 million in the first half of 2003 to $1.3 million in the same period of 2004. This decrease was primarily the result of a $2.2 million termination payment received from Cal Fed in the first quarter of 2003. We received $0.1 million and $2.2 million in termination payments during the six months ended June 30, 2004 and 2003, respectively.

Costs and Expenses

	Six Months Ended
	June 30,		Change
	2004(1)	2003(1)	Difference(1)	% Difference
Revenues	$19.8	$19.4	$0.4	2%
Costs of revenues	8.2	7.6	0.6	8%

Gross profit	11.6	11.8	(0.2)	(2)%
Gross margin	59%	61%	(2)%	(4)%
Operating expenses
General & administrative	4.5	4.2	0.3	8%
Sales & marketing	3.7	3.0	0.7	21%
Systems & development	1.8	1.9	(0.1)	(2)%

Total operating expenses	10.0	9.1	0.9	10%

Income from operations	1.6	2.7	(1.1)	(42)%
Other income (expense), net	—	(0.7)	0.7

Net income	$1.6	$2.0	$(0.4)	(18)%

Basic income per share	$0.09	$0.14	$(0.05)	(36)%
Diluted income per share	$0.08	$0.13	$(0.05)	(38)%
Average monthly metrics per user:
Recurring revenues(2)	$3.34	$4.09	$(0.75)	(18)%
Recurring costs of revenues(2)	1.36	1.75	(0.39)	(22)%

Gross profit	$1.98	$2.34	$(0.36)	(15)%
Gross margin	59%	57%	2%	4%

Notes:

(1)	In millions except for diluted income per share and per user metrics.

(2)	Calculation excludes revenues and costs associated with professional services and implementation activities.

     Costs of Revenues. Costs of revenues encompasses the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional service work. Costs of revenues increased by $0.6 million, or 8%, to $8.2 million for the six months ended June 30, 2004, from $7.6 million for the same period in 2003. This increase was primarily attributable to a $0.6 million increase in bill payment processing costs. The increase in payment processing costs resulted from an increase in the number of payment services users and payment transactions. Although total costs of revenues increased by 8% compared to the first half of 2003, the average monthly recurring costs of revenues per user decreased by 22% due to a 34% increase in the number of customers using our services. Additionally, beginning in the third quarter of 2003, we began to offset payment costs with idle funds we recapture from bill payment transactions that have not been completed after 12 or 24 months from the authorization of the transactions. Our policy is to recognize as assets funds from checks that have been outstanding more than a year and are less than $200 as an offset to payment processing costs. Checks greater than $200 will be recognized as assets after they are outstanding for two years. The amount of funds recovered and recognized in the six months ended June 30, 2004 was $0.4 million.

     Gross Profit. Gross profit decreased to $11.6 million compared to $11.8 million for the six months ended June 30, 2003. Gross margin dropped from 61% to 59% due primarily to the $2.2 million termination fee received from Cal Fed in the first quarter of 2003. Excluding the $2.2 million termination fee, gross margin increased from 56% to 59% due primarily to bill payment cost savings achieved through the increase of our electronic remittance rate from 62% in the first half of 2003 to 66% in the first half of 2004.

     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $0.3 million to $4.5 million for the six months ended June 30, 2004. The increase in general and administrative expenses is primarily attributable to increased depreciation expense of $0.2 million resulting from increased capital expenditures.

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $0.7 million, or 21%, to $3.7 million in the first half of 2004. The primary reasons for the increase in sales and marketing was a $0.2 million increase in salary expenses due to headcount increases, a $0.2 million increase in corporate and consumer marketing programs and a $0.1 million increase in amounts paid to our reseller partners as a result of higher user volumes.

     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses decreased to $1.8 million in the first half of 2004. Although salary expense and consulting costs were higher in the first six months of 2004, systems and development expenses decreased due to an increase in work associated with capitalizable projects as defined by Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These projects included major enhancements to our applications infrastructure and development of new products such as our Money HQSM product. We capitalized $1.3 million of development costs associated with software developed or obtained for internal use in the first six months of 2004, compared to $0.7 million in 2003.

     Income from Operations. Income from operations decreased $1.1 million, or 42%, to $1.6 million for the six months ended June 30, 2004. The significant decrease in income from operations was due to the $2.2 million termination fee received from Cal Fed in 2003, partially offset by increases in service fee revenue leveraged over relatively fixed costs.

     Other Expense, Net. Interest income increased $16,000, or 44%, to $53,000 in the first half of 2004. The increase was due to higher average cash balances compared to the first half of 2003. Interest and other expense decreased $0.6 million, or 99%, to $4,000 in the first six months of 2004. This was the result of the repurchase and conversion of the remaining $12.0 million of outstanding 8% Convertible Notes in 2003. Additionally, $0.2 million of debt repurchase costs were recognized in the second half of 2003 in relation to the repurchase of $3.9 million of Convertible Notes.

     Net Income Per Share. Net income was $1.6 million for the six months ended June 30, 2004, compared to $2.0 million for the six months ended June 30, 2003. Basic income per share was $0.09 and $0.14 for the six months ended June 30, 2004 and 2003, respectively, and diluted income per share was $0.08 and $0.13 for the six months ended June 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have primarily financed our operations through private placements and public offerings of our common and preferred stock and the issuance of debt. We have also entered into various capital lease financing agreements. Cash and investments in available for sale securities were $15.3 million and $13.6 million as of June 30, 2004 and December 31, 2003, respectively. The $1.7 million increase in cash and investments results from cash provided by operating activities and financing activities of $3.4 and $0.7 million, respectively, partially offset by capital expenditures of $2.4 million.

     Net cash provided by operating activities was $3.4 million for the six months ended June 30, 2004, compared to $2.6 million for the six months ended June 30, 2003. Approximately $0.5 million of the cash provided by operating activities in the first half of 2004 was the result of two large deferred revenue items that will be recognized in the third quarter of 2004, while $2.2 million of the cash provided by operating activities in the first half of 2003 was the result of the termination payment received from Cal Fed.

     Net cash used in investing activities for the six months ended June 30, 2004 was $3.2 million, which was the result of a net increase of $0.8 million in securities available-for-sale and $2.4 million in capital expenditures. For the six months ended June 30, 2003, net cash provided by investing activities was $1.0 million, which was the result of a net decrease of $2.1 million in securities available-for-sale offset by $1.1 million in capital expenditures.

     Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2004, compared to net cash provided by financing activities of $0.9 million for the six months ended June 30, 2003. The net cash provided by financing activities for the six months ended June 30, 2004 was the result of cash generated by the issuance of common stock, while the net cash provided by financing activities for the six months ended June 30, 2003 was the result of $4.9 million in proceeds from the issuance of common stock net of the repurchase of $3.9 million of Convertible Notes.

     Our contractual obligations are as follows:

	Total	2004	2005	2006	Thereafter
Capital lease obligations	$27,518	$16,997	$10,521	$—	$—
Operating lease	19,291,185	795,586	1,971,688	2,026,861	14,497,050
Purchase obligations	1,010,000	130,000	410,000	350,000	120,000

Total obligations	$20,328,703	$942,583	$2,392,209	$2,376,861	$14,617,050

     On May 21, 2004, we executed a new ten year lease covering 74,000 square feet of office and data center space, replacing the majority of our current facility. The commencement date of the new lease is October 1, 2004, and the total obligation related to the lease is $17.9 million. We also executed an amendment to the lease related to our current facility that extends the lease through September 30, 2004. In addition, we will continue to occupy a portion of the current facility after September 30, 2004, and the amendment stipulates that the lease on that space will expire on July 31, 2007. The total obligation related to the amendment is $1.3 million.

     Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of our marketing effort. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related equipment, and personnel.

     We currently believe that cash on hand, investments and the cash we expect to generate from operations will be sufficient to meet our currently anticipated cash requirements for at least the next twelve months. We expect to have additional cash requirements over the next three quarters related to the build-out of and move to our new facility in the fourth quarter of 2004. We also expect to have additional cash requirements over the next two to three years because of efforts we are undertaking to upgrade and rewrite certain of our infrastructure applications. We forecast that all incremental expenses related to this undertaking can be financed out of cash provided by operating activities.

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

	JUNE 30, 2004
	AMORTIZED		INTEREST
	COST	FAIR VALUE	RATE
U.S. government treasury obligations	$3,890,736	$3,885,810	1.59%
Mortgage backed securities	2,822,197	2,820,624	1.50%
Commercial obligations	58,544	58,620	1.23%

Total investments	$6,771,477	$6,765,054

ITEM 4. CONTROLS AND PROCEDURES.

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)	The CEO and CFO have indicated that there have been no significant changes in our internal control over financial reporting, identified in connection with the above-mentioned evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We are not a party to any pending material litigation nor are we aware of any pending or threatened litigation that would have a material adverse effect on the Company, our business or results of operation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held our annual meeting of stockholders on May 5, 2004, and the following matters were voted on at that meeting:

1.	The election of Matthew P. Lawlor, Ervin R. Shames and Barry D. Wessler to serve for a three-year term of office or until their respective successor has been elected. The following chart shows the number of votes cast for the nominees as well as the number of broker nonvotes:

			ABSTENTIONS
			AND BROKER
DIRECTOR	FOR	WITHHELD	NONVOTES
Matthew P. Lawlor	15,134,922	418,250	N/A
Ervin R. Shames	15,507,542	45,630	N/A
Barry D. Wessler	15,507,542	45,630	N/A

The directors remaining in office are David A. O’Connor, Joseph J. Spalluto, Edward E. Furash, Michael H. Heath and William H. Washecka.

2.	The ratification of Ernst & Young LLP as our independent public acountants for the fiscal year ending December 31, 2004.

		ABSTENTIONS
		AND BROKER
FOR	AGAINST	NONVOTES
15,505,902	46,170	1,100

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibit 31.1 — Rule 13a-14a Certification of Chief Executive Officer

Exhibit 31.2 — Rule 13a-14a Certification of Chief Financial Officer

Exhibit 32 — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

(b)	Report on Form 8-K — April 21, 2004 Financial results for the quarter ended March 31, 2004

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE RESOURCES CORPORATION

Date: August 9, 2004	By: /s/ Matthew P. Lawlor

Matthew P. Lawlor
Chairman and Chief Executive Officer
(Principal Executive Officer)

ONLINE RESOURCES CORPORATION

Date: August 9, 2004	By: /s/ Catherine A. Graham

Catherine A. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)