Form 10-Q
period 2004-09-30
ONLINE RESOURCES CORP
filed 2004-11-05
CIK 888953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

YES [X]    NO [  ]

     As of October 22, 2004 there were 18,186,557 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ONLINE RESOURCES CORPORATION
BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,186,537	$7,650,057
Investments	7,036,845	5,983,869
Accounts receivable (net of allowance of approximately $81,000 and $67,000 at September 30, 2004 and December 31, 2003, respectively)	4,547,006	3,935,513
Deferred implementation costs	466,775	493,689
Prepaid expenses and other current assets	1,636,542	910,631

Total current assets	22,873,705	18,973,759
Property and equipment, net	9,472,889	7,344,170
Deferred implementation costs, less current portion	447,114	416,518
Other assets	109,282	117,512

Total assets	$32,902,990	$26,851,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,970,630	$646,531
Accrued expenses and other current liabilities	921,258	660,473
Accrued compensation	1,485,236	1,526,926
Deferred revenues	557,124	585,804
Current portion of capital lease obligations	14,343	97,031

Total current liabilities	4,948,591	3,516,765
Capital lease obligations, less current portion	—	10,521
Deferred revenues, less current portion	292,724	302,535
Other long term liabilities	38,498	51,219

Total liabilities	5,279,813	3,881,040
Commitments and contingencies	—	—
Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued at September 30, 2004 and December 31, 2003	—	—
Series B junior participating preferred stock, $0.01 par value; 297,500 shares authorized, none issued at September 30, 2004 and December 31, 2003	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized, 18,237,450 issued and 18,161,925 outstanding at September 30, 2004; and 17,887,727 issued and 17,812,202 outstanding at December 31, 2003	1,817	1,781
Additional paid-in capital	107,021,194	106,128,290
Accumulated deficit	(79,166,840)	(82,936,679)
Treasury stock, 75,525 shares at September 30, 2004 and December 31, 2003	(227,800)	(227,800)
Accumulated other comprehensive (loss) income	(5,194)	5,327

Total stockholders’ equity	27,623,177	22,970,919

Total liabilities and stockholders’ equity	$32,902,990	$26,851,959

See accompanying notes to unaudited financial statements.

ONLINE RESOURCES CORPORATION
STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Account presentation services	$727,518	$972,500	$2,289,032	$3,223,723
Payment services	7,349,478	5,664,984	20,476,526	15,128,019
Relationship management services	2,017,012	2,109,367	5,881,358	6,502,179
Professional services and other	952,646	512,271	2,235,563	3,832,609

Total revenues	11,046,654	9,259,122	30,882,479	28,686,530
Costs and expenses:
Service costs	3,602,705	3,635,887	11,162,235	10,502,787
Implementation and other costs	275,731	375,635	943,875	1,119,649

Total costs of revenues	3,878,436	4,011,522	12,106,110	11,622,436

Gross Profit	7,168,218	5,247,600	18,776,369	17,064,094
General and administrative	2,262,014	2,041,070	6,816,072	6,253,361
Sales and marketing	1,748,500	1,608,514	5,399,069	4,634,103
Systems and development	1,024,816	1,029,563	2,838,962	2,875,967

Total expenses	5,035,330	4,679,147	15,054,103	13,763,431

Income from operations	2,132,888	568,453	3,722,266	3,300,663
Other income (expense):
Interest income	30,635	19,957	83,426	56,538
Interest expense	6,069	(209,606)	2,029	(794,761)
Other income	33,118	—	33,118	—
Debt repurchase expense	—	—	—	(181,179)

Total other income (expense)	69,822	(189,649)	118,573	(919,402)

Income before income taxes	2,202,710	378,804	3,840,839	2,381,261
Income tax provision	53,000	15,000	71,000	42,500

Net income	$2,149,710	$363,804	$3,769,839	$2,338,761

Net income per share:
Basic	$0.12	$0.02	$0.21	$0.16
Diluted	$0.11	$0.02	$0.19	$0.15
Shares used in calculation of net income per share:
Basic	18,128,023	15,449,767	18,006,793	14,428,526
Diluted	20,031,531	17,523,798	20,057,026	15,764,946

See accompanying notes to unaudited financial statements.

ONLINE RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$3,769,839	$2,338,761
Adjustments to reconcile net income to net cash provided by operating activities:
Debt repurchase expense	—	181,179
Depreciation	2,744,719	2,310,003
Loss on disposal of assets	38,014	—
Amortization of debt issuance costs	—	154,680
Provision for (recovery of) losses on accounts receivable	14,275	(10,000)
Net realized gain on investments	(205)	(6,631)
Amortization of bond (discount) premium	(28,051)	7,047
Changes in assets and liabilities:
Accounts receivable	(625,768)	31,037
Prepaid expenses and other current assets	(725,911)	(279,098)
Deferred implementation costs	(3,682)	71,857
Other assets	8,230	98,570
Accounts payable	1,324,099	(389,933)
Accrued expenses	219,095	207,929
Deferred revenues	(38,491)	20,910
Other long term liabilities	(12,721)	—

Net cash provided by operating activities	6,683,442	4,736,311
INVESTING ACTIVITIES
Purchases of available for sale securities	(9,814,405)	(10,798,470)
Sales of available for sale securities	8,779,164	9,290,327
Purchases of property and equipment	(4,911,452)	(1,811,005)

Net cash used in investing activities	(5,946,693)	(3,319,148)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock	892,940	5,765,033
Repayment of capital lease obligations	(93,209)	(160,940)
Purchase of notes payable	—	(3,900,000)

Net cash provided by financing activities	799,731	1,704,093

Net increase in cash and cash equivalents	1,536,480	3,121,256
Cash and cash equivalents at beginning of period	7,650,057	2,290,950

Cash and cash equivalents at end of period	$9,186,537	$5,412,206

Supplemental information to statement of cash flows:
Cash paid for interest	$4,902	$500,072
Net unrealized loss on investments	(10,521)	(7,338)

See accompanying notes to unaudited financial statements.

ONLINE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Online Resources Corporation, a Delaware corporation, (the “Company”) is a leading outsourcer of account presentation, payment and relationship management services to financial institution clients nationwide. The Company offers services, branded in the clients’ name, that integrate seamlessly into a single-vendor, end-to-end solution, supported by 24x7 customer care, targeted consumer marketing, training and other network and technical professional products and services. The Company operates in one business segment.

      The Company previously reported account presentation services and relationship management services as Internet banking services and consumer contact services. The decision was made to change the descriptions for those revenue items in anticipation of the Company’s pending acquisition. This change will allow the Company to more accurately present its financials following the acquisition.

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

     The weighted-average fair values at date of grant for options granted during the three months ended September 30, 2004 and 2003 were $4.55 and $4.32, respectively, and during the nine months ended September 30, 2004 and 2003 were $4.69 and $3.01, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Dividend yield	—	—	—	—
Expected volatility	84%	91%	86%	92%
Risk-free interest rate	3.38%	3.13%	3.32%	2.82%
Expected life in years	5.4	5.0	5.5	5.2

     A reconciliation of the Company’s net income to pro forma net income (loss) and the related basic and diluted pro forma net income (loss) per share amounts for the three and nine months ended September 30, 2004 and 2003 is provided below. For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123. Further, pro forma stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Net income	$2,149,710	$363,804	$3,769,839	$2,338,761
Adjustments to net income for:
Pro forma stock-based compensation expenses	(309,381)	(769,552)	(1,231,689)	(1,757,397)

Pro forma net income (loss)	$1,840,329	$(405,748)	$2,538,150	$581,364

Basic net income (loss) per share:
As reported	$0.12	$0.02	$0.21	$0.16
Pro forma	$0.10	$(0.03)	$0.14	$0.04
Diluted net income (loss) per share:
As reported	$0.11	$0.02	$0.19	$0.15
Pro forma	$0.09	$(0.03)	$0.13	$0.04

3. REVENUE RECOGNITION

     The Company generates revenues from service fees, professional services and other supporting services. Service fees are primarily composed of three business lines, account presentation services, payment services and relationship management services. Revenues from service fees include new user registration fees, account access fees, transaction fees, customer service fees and relationship marketing support fees. Revenues from service fees are recognized over the term of the contract as the services are provided.

     Professional services revenues consist of implementation fees associated with the linking of the Company’s financial institution clients to the Company’s QuotienSM e-financial suite through various networks, web development and hosting fees, training fees and communication services. In accordance with Staff Accounting Bulletin No. 101 — Revenue Recognition in Financial Statements (“SAB 101”), as superseded by SAB 104, which the Company adopted effective January 1, 2000, implementation fees and related direct implementation costs are recognized on a straight line basis over the contract term as the services are provided, which typically range from one to five years (generally three years). Prior to 2000, the Company recognized nonrefundable implementation fees as revenue under the percentage of completion method as certain milestone output measures were completed. Due to the adoption of SAB 101, revenue that was previously recognized under the Company’s prior revenue recognition policy will be recognized under the Company’s revised revenue recognition policy through periods up to 2004 because some contract periods extend through 2004. During the three months ended September 30 , 2004 and 2003, the Company recognized revenue of $1,341 and $8,486, respectively, and during the nine months ended September 30, 2004 and 2003, the Company recognized revenue of $5,549 and $33,165, respectively, and related direct incremental costs that were included in the cumulative effect adjustment at January 1, 2000. Revenue from web development, web hosting and training are recognized over the term of the contract as the services are provided.

     Other revenue consists of service fees associated with enhanced third-party solutions and termination fees. Service fees for enhanced third-party solutions include fully integrated bill payment and account retrieval through Intuit’s Quicken, check ordering, inter-institution funds transfer, account aggregation and check imaging. Revenues from these service fees are recognized over the term of the contract as the services are provided. Termination fees are recognized upon termination of a contract.

4. MAJOR CUSTOMER

     One of the Company’s financial institution clients, California Federal Bank or Cal Fed, accounted for approximately $3.3 million, or 12% of the Company’s total revenues, for the nine months ended September 30, 2003, but no revenue was generated from Cal Fed for the quarter ended September 30, 2003 or the nine months ended September 30, 2004. During 2002, Citigroup acquired Cal Fed and converted the Cal Fed customers to the Citigroup banking and bill payment platform in the first quarter of 2003. The $3.3 million received from Cal Fed in the first quarter of 2003 was a combination of service and termination fee revenue. No other customer accounts for more than 10% of the Company’s revenue.

5. NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Net income	$2,149,710	$363,804	$3,769,839	$2,338,761
Shares used in calculation of net income per share:
Basic	18,128,023	15,449,767	18,006,793	14,428,526
Dilutive warrants	58,618	71,153	60,648	23,718
Dilutive stock options	1,844,890	2,002,878	1,989,585	1,312,702

Diluted	20,031,531	17,523,798	20,057,026	15,764,946

Net income per share:
Basic	$0.12	$0.02	$0.21	$0.16
Diluted	$0.11	$0.02	$0.19	$0.15

6. NOTES PAYABLE

     On May 30, 2003 and June 9, 2003, the Company repurchased $1.9 million and $2.0 million, respectively, of the Convertible Notes at par, and note holders converted the remaining $8.1 million of the Convertible Notes in the fourth quarter of 2003.

     Interest expense and amortization of the debt issuance costs related to the Convertible Notes for the three and nine months ended September 30, 2003 were $202,503 and $774,236, respectively.

7. COMMITMENTS

     On May 21, 2004, the Company executed a ten-year lease covering 74,000 square feet of office and data center space, replacing the majority of its current facility. The rent commencement date of the new lease is October 1, 2004, and the total obligation related to the lease is $17.9 million. The Company also executed an amendment to the lease related to its current facility that allows it to occupy a portion of the facility from October 1, 2004 through July 31, 2007. The total obligation related to the amendment is $1.3 million.

8. COMPONENTS OF COMPREHENSIVE INCOME

     Comprehensive income includes the Company’s net income adjusted for changes, net of tax, of unrealized losses on investments in marketable securities. Comprehensive income for the three and nine months ended September 30, 2004 and 2003 is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Comprehensive income:
Net income	$2,149,710	$363,804	$3,769,839	$2,338,761
Unrealized gain (loss) on investments in marketable securities	1,229	3,340	(10,521)	(7,338)

Total comprehensive income	$2,150,939	$367,144	$3,759,318	$2,331,423

9. SUBSEQUENT EVENT

     On October 18, 2004, we announced that we had signed a definitive agreement to acquire Incurrent Solutions, Inc. (“Incurrent”), an application service provider to the credit card issuer industry, based in Parsippany, New Jersey. Under the definitive agreement, the transaction will provide the shareholders of Incurrent with $8.0 million, less transaction expenses, in cash and 1,000,000 shares of our common stock. The transaction is subject to approval by Incurrent’s shareholders, and we expect to close by early December 2004.

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

OVERVIEW

     We are a leading outsourcer of account presentation, payment and relationship management services to financial institution clients nationwide. Our services, branded in the clients’ name, integrate seamlessly into a single-vendor, end-to-end solution, supported by 24x7 customer care, targeted consumer marketing, training and other network and technical professional products and services. Our Annual Report on Form 10-K discusses the critical accounting policies considered by management to be critical for an understanding of our financial statements.

     Registered customers using account presentation, bill payment or both, are the major driver of our revenue. Since the third quarter of 2003, the number of customers using our account presentation services increased by 11%, and the number of customers using our payment services increased 49%, for an overall 34% increase in customers. This increase along with approximately $0.5 million in termination fees resulted in a 19% increase in revenue. While we have seen some reduction in average monthly recurring revenue per user, due largely to our decisions to fix price the account presentation service to our clients and offer volume-based bill payment price reductions, this has been more than offset by a decline in the average monthly recurring cost per user. Although the average monthly recurring revenue per user decreased by 14% compared to the third quarter of 2003, the average monthly recurring costs of revenues per user decreased by 27%. This resulted in an increase in recurring gross margin per user from 58% in the third quarter of 2003 to 64% in the same quarter of 2004.

     We have long-term service contracts with our financial institution clients. The majority of our revenue is recurring, though these contracts also provide for implementation, set-up and other non-recurring fees. Account presentation services revenue is based either on a monthly license fee allowing our financial institution client to register an unlimited number of customers, or on a monthly fee for each registered customer. Payment services revenue is based on either a monthly fee for each customer enrolled, a fee per executed transaction, or a combination of the two. Our financial institution clients pay all of our fees and then determine if or how they want to pass these costs on to their customers. They typically provide account presentation services to customers free of charge, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products. However, approximately 70% of our financial institution clients charge their customers for providing payment services.

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

FINANCIAL CONDITION

     While we have achieved net income profitability for the past five quarters and expect our profitability to be sustainable, we have historically experienced operating losses and negative cash flow due to the initial costs of developing our infrastructure and the early revenues typical of an emerging market segment. As a result, at September 30, 2004 we had an accumulated deficit of $79.2 million. We have funded our operations primarily through the issuance of equity and debt securities. Our ongoing working capital requirements consist primarily of personnel costs related to providing our services and operating, enhancing and maintaining our systems.

     Cash and investments in available for sale securities were $16.2 million and $13.6 million as of September 30, 2004 and December 31, 2003, respectively. The $2.6 million increase in cash and investments resulted from cash provided by operating activities and financing activities of $6.7 and $0.8 million, respectively, partially offset by capital expenditures of $4.9 million. Total liabilities increased from $3.9 million as of December 31, 2003 to $5.3 million as of September 30, 2004, primarily due to an increase of $1.4 million in accounts payable resulting from several large outstanding invoices related to our impending move. The majority of these invoices will be either paid by us and reimbursed by the landlord or paid directly by the landlord.

Results of Operations

     The following table presents certain items derived from our Statements of Operations expressed as a percentage of revenue.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Statement of Operations Data:
Revenues:
Account presentation services	6.6%	10.5%	7.4%	11.2%
Payment services	66.5	61.2	66.3	52.7
Relationship management services	18.3	22.8	19.0	22.7
Professional services and other	8.6	5.5	7.3	13.4

Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Service costs	32.6	39.3	36.1	36.6
Implementation and other costs	2.5	4.0	3.1	3.9

Total costs of revenues	35.1	43.3	39.2	40.5

Gross margin	64.9	56.7	60.8	59.5
General and administrative	20.5	22.0	22.1	21.8
Sales and marketing	15.8	17.4	17.5	16.2
Systems and development	9.3	11.1	9.2	10.0

Total expenses	45.6	50.5	48.8	48.0

Income from operations	19.3	6.2	12.0	11.5
Other income (expense):
Interest income	0.3	0.2	0.3	0.2
Interest expense	0.1	(2.2)	0.0	(2.8)
Other income	0.3	0.0	0.1	0.0
Debt repurchase expense	0.0	0.0	0.0	(0.6)

Total other income (expense)	0.7	(2.0)	0.4	(3.2)

Income (loss) before income taxes	20.0	4.2	12.4	8.3

Income tax provision	0.5	0.2	0.2	0.1

Net income	19.5%	4.0%	12.2%	8.2%

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

Revenues

     We generate revenue from account presentation services, payment services, relationship management services and professional services and other revenue. Revenue increased $1.7 million, or 19%, to $11.0 million for the three months ended September 30, 2004, from $9.3 million for the same period of 2003. This increase was attributable to 86% and 30% increases in professional services and other and payment services revenue, respectively. These increases were partially offset by 25% and 4% decreases in account presentation services and relationship management services revenue, respectively.

	THREE MONTHS ENDED
	SEPTEMBER 30,		CHANGE
	2004	2003	Difference	%
Revenues (in millions):
Account presentation services	$0.7	$1.0	$(0.3)	-25%
Payment services	7.3	5.7	1.6	30%
Relationship management services	2.0	2.1	(0.1)	-4%
Professional services and other	1.0	0.5	0.5	86%

Total revenues	$11.0	$9.3	$1.7	19%

Users and transactions (000s):
Account presentation services users	463	418	45	11%
Payment services users	728	488	240	49%
All services users	1,065	797	268	34%
Payment transactions	9,571	7,015	2,556	36%
Average monthly revenue per user:
Account presentation services	$0.53	$0.79	$(0.26)	-33%
Payment services	$3.49	$4.07	$(0.58)	-14%
Adoption rates:
Account presentation services (1)	21.1%	13.5%	7.6%	56%
Payment services (2)	6.8%	4.8%	2.0%	42%

Notes:

(1)	Represents the percentage of users subscribing to our account presentation service out of the total number of checking accounts enabled for account presentation services.

(2)	Represents the percentage of users subscribing to our payment services out of the total number of checking accounts enabled for payment services.

     Account Presentation Services. Compared to the third quarter of 2003, account presentation services revenue decreased $0.3 million to $0.7 million, driven by a loss of account presentation services revenue resulting from the departure of First Virginia in October 2003 and a decrease in the average monthly revenue per account presentation services user. Account presentation services revenue generated by our remaining client base decreased 12% from the third quarter of 2003 even though the number of quarter-end account presentation services users increased by 11% compared to the prior year’s quarter-end. This was the result of a 33% decrease in the average monthly revenue per account presentation services user. This decrease was attributable to our decision to move from a monthly user fee pricing model to a monthly license fee pricing model for account presentation services in an effort to drive adoption of those services. This allows our financial institution clients to register an unlimited number of account presentation services users (as evidenced by the 56% increase in account presentation services adoption since September 30, 2003) to whom we can then attempt to up-sell our higher margin bill pay products and other services.

     Payment Services. Payment services revenue increased to $7.3 million for the three months ended September 30, 2004 compared to $5.7 million for the same period of the prior year. Even with the departure of First Virginia, who accounted for 4% of payment services revenue for the third quarter of 2003, payment services revenue increased 30%. This was driven by a 49% increase in the number of quarter-end payment services users and a 36% increase in the number of payment transactions processed during the quarter. The increases in quarter-end payment services users and the number of payment transactions processed were driven by two factors: an increase in financial institution clients using our payment services and an increase in payment services adoption. Compared to the third quarter of 2003, the number of financial institution clients using our payment services increased from 562 clients to 697 clients. Additionally, we increased the adoption rate of our payment services from 4.8% at September 30, 2003 to 6.8% at September 30, 2004.

     Relationship Management Services. Relationship management services revenue decreased from $2.1 million in the third quarter of 2003 to $2.0 million in the same period of 2004 as a result of the departure of First Virginia in October 2003. However, relationship management services revenue generated by our remaining client base increased 1% compared to the third quarter of 2003, driven by an increase of 34% in the number of quarter-end customers utilizing either account presentation or payment services. We expect relationship management services revenue growth to continue to flatten as more of our financial institution clients move to a monthly license fee pricing model similar to account presentation services.

     Professional Services and Other. Professional services and other revenue increased to $1.0 million for the three months ended September 30, 2004, compared to $0.5 million for the same period of the prior year. This increase was the result of additional one-time termination fees received during the third quarter of 2004. We received $0.5 million and $0.1 million in termination fees during the three months ended September 30, 2004 and 2003, respectively.

Costs and Expenses

	THREE MONTHS ENDED
	SEPTEMBER 30,		CHANGE
	2004 (1)	2003 (1)	Difference (1)	% Difference
Revenues	$11.0	$9.3	$1.7	19%
Costs of revenues	3.9	4.0	(0.1)	-3%

Gross profit	7.1	5.3	1.8	37%
Gross margin	65%	57%	8%	14%
Operating expenses
General & administrative	2.3	2.1	0.2	11%
Sales & marketing	1.7	1.6	0.1	9%
Systems & development	1.0	1.0	—	0%

Total operating expenses	5.0	4.7	0.3	8%

Income from operations	2.1	0.6	1.5	275%
Other income (expense), net	—	(0.2)	0.2

Net income	$2.1	$0.4	$1.7	491%

Basic income per share	$0.12	$0.02	$0.10	500%
Diluted income per share	0.11	0.02	0.09	450%
Average monthly metrics per user:
Recurring revenues (2)	$3.25	$3.80	$(0.55)	-14%
Recurring costs of revenues (2)	1.16	1.58	(0.42)	-27%

Gross profit	$2.09	$2.22	$(0.13)	-6%
Gross margin	64%	58%	6%	10%

Notes:

(1)	In millions except for basic and diluted income per share and per user metrics.

(2)	Calculation excludes revenues and costs associated with professional services and implementation activities.

     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional service work. Costs of revenues decreased by $0.1 million, or 3%, to $3.9 million for the three months ended September 30, 2004, from $4.0 million for the same period in 2003. This decrease was the result of an increase of $0.2 million in payment processing costs, offset by a decrease of $0.1 million in deferred implementation costs and an increase of $0.2 million in offsets to payment costs from idle funds. This decrease in costs of revenues decreased the average monthly recurring costs of revenues per user by 27% and increased the recurring gross margin by 6 percentage points. Additionally, beginning in the third quarter of 2003, we began to offset payment costs with idle funds we recapture from bill payment transactions that have not been completed after 12 or 24 months from the authorization of the transactions. Our policy is to recognize as assets funds from checks that have been outstanding more than a year and are less than $200 as an offset to payment processing costs. Checks greater than $200 will be recognized as assets after they are outstanding for two years. The amount of funds recovered and recognized in the three months ended September 30, 2004 and 2003 was $0.3 and $0.1 million, respectively.

     Gross Profit. Gross profit increased to $7.1 million compared to $5.3 million for the three months ended September 30, 2003. Gross margin rose from 57% to 65% due to $0.5 million of one-time termination fee revenue that has no associated costs and bill payment cost savings achieved through the increase of our electronic remittance rate from 62% in the third quarter of 2003 to 69% in the third quarter of 2004.

     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $0.2 million to $2.3 million for the three months ended September 30, 2004. This increase is primarily attributable to increased depreciation expense resulting from increased capital expenditures, increased salary expense related to additional bonus accrual, and additional expenses incurred related to Sarbanes-Oxley compliance.

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $0.1 million to $1.7 million for the three months ended September 30, 2004. The primary reason for the increase in sales and marketing was an increase in salary expenses due to headcount increases and additional bonus accrual.

     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses remained flat compared to the third quarter of 2003. Although salary expense and consulting costs were higher in the third quarter of 2004 due to higher headcount, systems and development expenses remained flat due to an increase in work associated with capitalizable projects as defined by Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These projects included major enhancements to our applications infrastructure and development of new products such as our Money HQSM product. We capitalized $0.7 million of development costs associated with software developed or obtained for internal use in the third quarter of 2004, compared to $0.3 million in 2003.

     Income from Operations. Income from operations increased $1.5 million, or 275%, to $2.1 million for the three months ended September 30, 2004. The increase in income from operations was due to an increase in service fee revenue leveraged over relatively fixed costs and one-time termination fees totaling approximately $0.5 million recognized during the three months ended September 30, 2004.

     Other Income (Expense), Net. Interest income increased $10,700, or 54%, to $30,600 in the third quarter of 2004. The increase was due to higher average cash balances compared to the third quarter of 2003 and rising interest rates. Interest and other expense decreased $0.2 million in the third quarter of 2004. This was the result of the repurchase and conversion of the remaining $12.0 million of outstanding 8% Convertible Notes in 2003.

     Net Income (Loss) Per Share. Net income was $2.1 million for the three months ended September 30, 2004, compared to $0.4 million for the three months ended September 30, 2003. Basic income per share was $0.12 and $0.02 for the three months ended September 30, 2004 and 2003, respectively, and diluted income per share was $0.11 and $0.02 for the quarters ended September 30, 2004 and 2003, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

Revenues

     We generate revenue from account presentation services, payment services, relationship management services and professional services and other revenue. Revenue increased $2.3 million, or 8%, to $30.9 million for the nine months ended September 30, 2004, from $28.6 million for the same period of 2003. This increase was attributable to a 35% increase in payment services revenue, partially offset by 29%, 10% and 42% decreases in account presentation services, relationship management services and professional and other services revenue, respectively. Exclusive of the one-time $2.2 million termination fee received from Cal Fed in the first quarter of 2003, revenue increased $4.5 million, or 17%, for the nine months ended September 30, 2004.

	NINE MONTHS ENDED
	SEPTEMBER 30,		CHANGE
	2004	2003	Difference	%
Revenues (in millions):
Account presentation services	$2.3	$3.2	$(0.9)	-29%
Payment services	20.5	15.1	5.4	35%
Relationship management services	5.9	6.5	(0.6)	-10%
Professional services and other	2.2	3.8	(1.6)	-42%

Total revenues	$30.9	$28.6	$2.3	8%

Users and transactions (000s):
Account presentation services users	463	418	45	11%
Payment services users	728	488	240	49%
All services users	1,065	797	268	34%
Payment transactions	26,906	17,337	9,569	55%
Average monthly revenue per user:
Account presentation services	$0.57	$0.89	$(0.32)	-36%
Payment services	$3.59	$4.26	$(0.67)	-16%
Adoption rates:
Account presentation services (1)	21.1%	13.5%	7.6%	56%
Payment services (2)	6.8%	4.8%	2.0%	42%

Notes:

(1)	Represents the percentage of users subscribing to our account presentation service out of the total number of checking accounts enabled for account presentation services.

(2)	Represents the percentage of users subscribing to our payment services out of the total number of checking accounts enabled for payment services.

     Account Presentation Services. Compared to the first nine months of 2003, account presentation services revenue decreased $0.9 million to $2.3 million, driven by a loss of account presentation services revenue resulting from the departures of Cal Fed and First Virginia in March 2003 and October 2003, respectively, and a decrease in the average monthly revenue per account presentation services user. Account presentation services revenue generated by our remaining client base decreased 7% from the nine months ended 2003 even though the number of period-end account presentation services users increased by 11% compared to the prior year’s period-end. This was the result of a 36% decrease in the average monthly revenue per account presentation services user. This decrease was attributable to our decision to move from a monthly user fee pricing model to a monthly license fee pricing model for account presentation services in an effort to drive adoption of those services. This allows our financial institution clients to register an unlimited number of account presentation services users (as evidenced by the 56% increase in account presentation services adoption since September 30, 2003) to whom we can then attempt to up-sell our higher margin bill pay products and other services.

     Payment Services. Payment services revenue increased to $20.5 million for the nine months ended September 30, 2004 compared to $15.1 million for the same period of the prior year. Even with the departures of Cal Fed and First Virginia, who accounted for 6% of payment services revenue for the first nine months of 2003, payment services revenue increased 35%. This was driven by a 49% increase in the number of period-end payment services users and a 55% increase in the number of payment transactions processed during the nine months ended September 30, 2004. The increases in period-end payment services users and the number of payment transactions processed were driven by two factors: an increase in financial institution clients using our payment services and an increase in payment services adoption. Compared to the third quarter of 2003, the number of financial institution clients using our payment services increased from 562 clients to 697 clients. Additionally, we increased the adoption rate of our payment services from 4.8% at September 30, 2003 to 6.8% at September 30, 2004.

     Relationship Management Services. Relationship management services revenue decreased from $6.5 million in the nine months ended 2003 to $5.9 million in the same period of 2004 as a result of the departures of Cal Fed and First Virginia in March and October 2003, respectively. However, relationship management services revenue generated by our remaining client base increased 4% compared to the nine months ended 2003, driven by an increase of 34% in the number of period-end customers utilizing either account presentation or payment services. We expect relationship management services revenue growth to continue to flatten as more of our financial institution clients move to a monthly license fee pricing model similar to account presentation services.

     Professional Services and Other. Professional services and other revenue decreased from $3.8 million in the first nine months of 2003 to $2.2 million in the same period of 2004. This decrease was primarily the result of a $2.2 million termination payment received from Cal Fed in the first quarter of 2003. We received $0.6 million and $2.3 million in termination payments during the nine months ended September 30, 2004 and 2003, respectively.

Costs and Expenses

	NINE MONTHS ENDED
	SEPTEMBER 30,		CHANGE
	2004 (1)	2003 (1)	Difference (1)	% Difference
Revenues	$30.9	$28.7	$2.2	8%
Costs of revenues	12.1	11.6	0.5	4%

Gross profit	18.8	17.1	1.7	10%
Gross margin	61%	59%	2%	3%
Operating expenses
General & administrative	6.8	6.3	0.5	9%
Sales & marketing	5.4	4.6	0.8	17%
Systems & development	2.8	2.9	(0.1)	-1%

Total operating expenses	15.0	13.8	1.2	9%

Income from operations	3.8	3.3	0.5	13%
Other income (expense), net	—	(1.0)	1.0

Net income	$3.8	$2.3	$1.5	61%

Basic income per share	$0.21	$0.16	$0.05	31%
Diluted income per share	0.19	0.15	0.04	27%
Average monthly metrics per user:
Recurring revenues (2)	$3.31	$3.99	$(0.68)	-17%
Recurring costs of revenues (2)	1.29	1.69	(0.40)	-24%

Gross profit	$2.02	$2.30	$(0.28)	-12%
Gross margin	61%	58%	3%	5%

Notes:

(1)	In millions except for basic and diluted income per share and per user metrics.

(2)	Calculation excludes revenues and costs associated with professional services and implementation activities.

     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional service work. Costs of revenues increased by $0.5 million, or 4%, to $12.1 million for the nine months ended September 30, 2004, from $11.6 million for the same period in 2003. This increase was primarily attributable to a $0.6 million increase in bill payment processing costs. The increase in payment processing costs resulted from an increase in the number of payment services users and payment transactions. Although total costs of revenues increased by 4% compared to the first nine months of 2003, the average monthly recurring costs of revenues per user decreased by 24% due to a 34% increase in the number of customers using our services. Additionally, beginning in the third quarter of 2003, we began to offset payment costs with idle funds we recapture from bill payment transactions that have not been completed after 12 or 24 months from the authorization of the transactions. Our policy is to recognize as assets funds from checks that have been outstanding more than a year and are less than $200 as an offset to payment processing costs. Checks greater than $200 will be recognized as assets after they are outstanding for two years. The amount of funds recovered and recognized in the nine months ended September 30, 2004 and 2003 was $0.7 and $0.1 million, respectively.

     Gross Profit. Gross profit increased to $18.8 million compared to $17.1 million for the nine months ended September 30, 2003. Gross margin increased from 59% to 61% due primarily to bill payment cost savings achieved through the increase of our electronic remittance rate from 62% in the nine months ended September 30, 2003 to 67% in the nine months ended September 30, 2004.

     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $0.5 million to $6.8 million for the nine months ended September 30, 2004. The increase in general and administrative expenses is primarily attributable to increased depreciation expense resulting from increased capital expenditures, increased salary expense related to additional bonus accrual, and additional expenses incurred related to Sarbanes-Oxley compliance.

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $0.8 million to $5.4 million in the nine months ended September 30, 2004. The primary reasons for the increase in sales and marketing was increased salary expenses due to headcount increases and additional bonus accrual, increased corporate and consumer marketing program expenses and increased expenses related to amounts paid to our reseller partners as a result of higher user volumes.

     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses decreased to $2.8 million in the nine months ended September 30, 2004. Although salary expense and consulting costs were higher in the first nine months of 2004 due to higher headcount, systems and development expenses decreased due to an increase in work associated with capitalizable projects as defined by Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These projects included major enhancements to our applications infrastructure and development of new products such as our Money HQSM product. We capitalized $2.0 million of development costs associated with software developed or obtained for internal use in the first nine months of 2004, compared to $1.0 million in 2003.

     Income from Operations. Income from operations increased $0.5 million, or 13%, to $3.8 million for the nine months ended September 30, 2004. The increase in income from operations was due to an increase in service fee revenue leveraged over relatively fixed costs.

     Other Expense, Net. Interest income increased $26,900, or 48%, to $83,400 in the nine months ended September 30, 2004. The increase was due to higher average cash balances compared to the nine months ended September 30, 2003 and rising interest rates. Interest and other expense decreased $0.8 million in the first nine months of 2004. This was the result of the repurchase and conversion of the remaining $12.0 million of outstanding 8% Convertible Notes in 2003.

     Net Income Per Share. Net income was $3.8 million for the nine months ended September 30, 2004, compared to $2.3 million for the nine months ended September 30, 2003. Basic income per share was $0. 21 and $0.16 for the nine months ended September 30, 2004 and 2003, respectively, and diluted income per share was $0.19 and $0.15 for the nine months ended September 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have primarily financed our operations through private placements and public offerings of our common and preferred stock and the issuance of debt. We have also entered into various capital lease financing agreements. Cash and investments in available for sale securities were $16.2 million and $13.6 million as of September 30, 2004 and December 31, 2003, respectively. The $2.6 million increase in cash and investments results from cash provided by operating activities and financing activities of $6.7 and $0.8 million, respectively, partially offset by capital expenditures of $4.9 million.

     Net cash provided by operating activities was $6.7 million for the nine months ended September 30, 2004, compared to $4.7 million for the nine months ended September 30, 2003. Of the $6.7 million in cash generated by operating activities in 2004, 91% was recurring in nature, while 47% of the $4.7 million in cash generated by operating activities in 2003 was recurring in nature.

     Net cash used in investing activities for the nine months ended September 30, 2004 was $5.9 million, which was the result of a net increase of $1.0 million in available for sale securities and $4.9 million in capital expenditures. For the nine months ended September 30, 2003, net cash used in investing activities was $3.3 million, which was the result of a net increase of $1.5 million in available for sale securities and $1.8 million in capital expenditures. Approximately $0.7 million of the capital expenditures made in the nine months ended September 30, 2004 were purchases related to the move to our new facility and will be reimbursed by the new facility’s landlord. We expect to receive the reimbursement for these purchases in the near future.

     Net cash provided by financing activities was $0.8 million for the nine months ended September 30, 2004, compared to $1.7 million for the nine months ended September 30, 2003. The net cash provided by financing activities for the nine months ended September 30, 2004 was the result of cash generated by the issuance of common stock in conjunction with the exercise of stock options issued to employees, while the net cash provided by financing activities for the nine months ended September 30, 2003 was the result of $5.8 million in proceeds from the issuance of common stock net of the repurchase of $3.9 million of Convertible Notes. Approximately $1.4 million of the $5.8 million in proceeds from the issuance of common stock was received in conjunction with the exercise of stock options issued to employees, while the remaining portion was received in connection with a private placement of common stock in June 2003.

     Our contractual obligations are as follows:

	Total	2004	2005	2006	Thereafter
Capital lease obligations	$15,147	$4,131	$11,016	$—	$—
Operating lease	18,984,630	489,031	1,971,688	2,026,861	14,497,050
Purchase obligations	1,010,000	130,000	410,000	350,000	120,000

Total obligations	$20,009,777	$623,162	$2,392,704	$2,376,861	$14,617,050

     On May 21, 2004, we executed a ten-year lease covering 74,000 square feet of office and data center space. The rent commencement date of the new lease is October 1, 2004, and the total obligation related to the lease is $17.9 million. We also executed an amendment to the lease related to our current facility that allows us to occupy a portion of the facility from October 1, 2004 through July 31, 2007. The total obligation related to the amendment is $1.3 million.

     Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of our marketing effort. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related equipment, and personnel.

     We currently believe that cash on hand, investments and the cash we expect to generate from operations will be sufficient to meet our current anticipated cash requirements for at least the next twelve months. More specifically, we expect to have additional cash requirements over the next three years quarters related to the build-out of and move to our new facility in the fourth quarter of 2004. Also, we expect to have additional cash requirements over the next two to three years because of efforts we are undertaking to upgrade and rewrite certain of our infrastructure applications. We forecast that all incremental expenses related to this undertaking can be financed out of cash provided by operating activities.

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

	SEPTEMBER 30, 2004
	AMORTIZED COST	FAIR VALUE	INTEREST RATE
U.S. government treasury obligations	$5,363,680	$5,359,351	1.91%
Mortgage backed securities	1,628,600	1,627,690	1.78%
Commercial obligations	49,760	49,805	2.11%

Total investments	$7,042,040	$7,036,846

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

     None

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibit 10.8 — Lease for Primary Corporate Facility

(b)	Exhibit 31.1 — Rule 13a-14a Certification of Chief Executive Officer
Exhibit 31.2 — Rule 13a-14a Certification of Chief Financial Officer
Exhibit 32 — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

(c)	Report on Form 8-K — July 21, 2004 Financial results for the quarter ended June 30, 2004

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE RESOURCES CORPORATION

Date: November 5, 2004	By: /s/ Matthew P. Lawlor

Matthew P. Lawlor
Chairman and Chief Executive Officer
(Principal Executive Officer)

ONLINE RESOURCES CORPORATION

Date: November 5, 2004	By: /s/ Catherine A. Graham

Catherine A. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)