Form 10-K
period 2004-12-31
ONLINE RESOURCES CORP
filed 2005-03-15
CIK 888953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Commission file number 0-26123
ONLINE RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1623052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4795 Meadow Wood Lane, Suite 300
Chantilly, Virginia	20151
(Address of principal executive offices)	(Zip code)
(703) 653-3100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
Common Stock, $0.0001 par value per share
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒  No ☐
      As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant’s common stock of $6.80 per share as reported on the Nasdaq National Market System, was approximately $123.0 million. As of February 15, 2005, the registrant had 19,382,354 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The registrant intends to file a definitive proxy statement for its 2005 Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2004. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

PART I
Item 1.     Business Overview
      Online Resources provides outsourced, Internet financial technology services, branded to over 700 financial services provider clients nationwide. We have over 3 million active consumer and business end-users of our services from our continuing client base. An estimated 34 million additional members or customers of our clients are eligible to register for the services we provide. End-users may access and view their accounts online and perform various web-based self-service functions. They may also make electronic bill payments and funds transfers, utilizing our unique, real-time debit architecture. Additionally, we believe our value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for our clients. Multi-year service contracts with these clients provide us with a recurring and predictable revenue stream that grows with increases in users and transactions. We currently derive 15% from account presentation, 60% from payments, 15% from relationship management and 10% from professional services and other revenues.
      We provide the following specialized product offerings for three vertical financial services markets — banks and credit unions, credit card issuers and payment acquirers:

•	Our QuotienSM product line is designed for banks, credit unions and other depository financial institutions. We provide a fully integrated suite of web-based banking and payment services, giving clients a single point of accountability, an enhanced experience for their users and the marketing processes to drive Internet channel adoption. We also offer our electronic bill payment services on a stand-alone basis. Our bill payment service uses our patented payments gateway, which leverages the nation’s real-time electronic funds transfer, also known as EFT, infrastructure. By debiting end-users’ accounts in real-time, we are able to improve the speed, cost and quality of payments, while eliminating the risk that bills will be paid against unavailable funds. We process over $10 billion in bill payments annually.

•	Our IncurrentSM product line is designed for credit card issuers and processors. Cardholders may access their account information, view transactions, set up payments and perform other self-service functions. Additionally, we offer card issuers a low-cost, web-based inquiry service, which allows cardholders to clearly identify merchants in disputed card transactions. We also offer a web-based tool that improves collections of late and delinquent funds in a private, non-confrontational manner. Incurrent Solutions, Inc. (“Incurrent”), which we acquired in December 2004, developed our credit card services. We plan to adapt and offer our payment and relationship management services to credit card issuers and processors as well.

•	Our CertnFundsSM product line has been recently introduced and is designed for e-commerce providers, primarily payment acquirers and large online billers. These services, which enable real-time debit for a variety of web-originated consumer payments and fund transfers, use our patented EFT payments gateway. This gateway has operated for over 10 years as the backbone for our bank and credit union bill payment business. By routing their web-originated consumer payments through our CertnFunds platform, payment acquirers and billers can lower their transaction costs, and increase the speed and certainty of collections.
      We believe our domain expertise fulfills the large and growing need among both smaller financial services providers, who lack the internal resources to build and operate web-based financial services, and larger providers, who choose to outsource niche portfolios in order to use their internal resources elsewhere. We also believe that, because our business requires significant infrastructure along with a high degree of flexibility, real-time solutions, and the ability to integrate financial information and transaction processing with a low tolerance for error, there are significant barriers to entry for potential competitors.
      We are headquartered in Chantilly, Virginia. We also maintain an operations facility in Parsippany, New Jersey and a data center facility in McLean, Virginia. We were incorporated in Delaware in 1989.

Our Industry
      The Internet continues to grow in importance as an account presentation and payments channel for consumers and small businesses, driven in part by the 24 hours a day, seven days a week access to financial services providers that it makes available. Offering services through this channel allows financial services providers to enhance their competitive positions and gain market share by retaining their existing end-users, aggressively attracting new ones and expanding the end-user relationship. As referenced in the January 21, 2004 Online Banking Report, Jupiter Media Metrix, a technology research and advisory firm, supported this growth proposition for the bank and credit union market when it estimated that the number of U.S. households banking online will grow from 31.4 million in 2003 to 54.6 million in 2007.
      Financial services providers are also increasing access to their services through the Internet in order to increase profitability. The advantages provided by a web-based channel include the opportunity to offer financial services to targeted audiences while reducing or eliminating workload, paper and other back office expenses associated with traditional distribution channels. A study of the depository financial institution market was conducted in 2003 by the financial research and advisory firm, Boston Consulting Group. It concluded that online bill payment customers of depository financial institutions were up to 40 percent more profitable at the end of a 12-month period compared to those customers who did not pay bills online, because the online bill payment customers:

•	generate significantly higher revenues than offline customers by using more banking products and services and maintaining higher account balances;

•	cost less to serve because online users tend to utilize more self-service functions and therefore interact with the more costly retail branch and call center service channels less frequently than offline customers; and

•	are less likely to move their accounts to other financial institutions than offline customers.
      This further supported the conclusions published in Bank of America’s 2002 control group study, in which it reported that online bill payers were 31% more profitable for the bank than non-bill payers. Bank of America also concluded that online bill payers were less likely to move their accounts to other banks. Consequently, Bank of America and many other large financial institutions have eliminated their monthly end-user fees for online bill payment and launched aggressive marketing campaigns to promote adoption of the online channel. A rapidly growing segment of smaller financial institutions has also eliminated online bill payment fees and responded with similar marketing campaigns. This represents a positive trend for us because the elimination of online bill payment fees has generated significant increase in end-user adoption, more than offsetting any volume pricing discounts we may extend to our clients.
      The largest U.S. financial services providers typically develop and maintain their own hosted solution for the delivery of web-based financial services. By contrast, the majority of small to mid-sized providers, including the approximately 18,000 banks and credit unions in the U.S. with assets of less than $20 billion, prefer to outsource their web-based financial services initiatives to a technology services provider. These smaller providers understand that they need to provide an increasing level of web-based services, but frequently lack the capital, expertise, or information technology resources to develop and maintain these services in-house.
      Many of the factors driving the outsourcing of web-based financial services in the depository financial institution market are also driving the outsourcing of similar services in the credit card issuer and processor market. For example, card issuers are reducing operating costs while increasing cardholder loyalty as greater numbers of cardholders use the web to manage their credit card accounts. FiSite Research, a market research firm, reports that 53% of online consumers are using the Internet to manage their credit card accounts while almost one-third of these consumers use the Internet to pay their credit card bills. Moreover, FiSite reports that almost two-thirds of those managing their credit card accounts online rate this experience as very to extremely satisfying. Such high satisfaction suggests increasing consumer adoption and usage of the online channel to manage credit card accounts. Additionally, large credit card issuers are often outsourcing web-

based services for smaller niche card offerings in order to devote their internal IT resources to their core offerings.
      Although the majority of financial services providers offer varying degrees of web-based services, and continue to look to technology to further improve operations and overall results, they are facing new obstacles created by technology adoption, including:

•	managing multiple technology vendors to provide account presentation, payments and other services;

•	providing integrated end-user support to an increasingly sophisticated client base;

•	understanding how to evaluate and enhance channel profitability; and

•	maximizing the value of the channel by increasing adoption.
      As a technology services provider, we assist our clients in meeting these challenges by delivering outsourced account presentation, payments and relationship management solutions.
Our Solution
      We provide proprietary account presentation, payments and relationship management services that enable our clients to maintain a competitive and profitable web-based channel. As an outsourcer, we bring economies of scale and technical expertise to our clients who would otherwise lack the resources to compete in the rapidly changing, complex financial services industry. We believe our services provide our clients with a cost-effective means to retain and expand their end-user base, deliver their services more efficiently and strengthen their end-user relationships, while competing successfully against offerings from other financial services providers. We provide our services through:
      Our Technology Infrastructure. We connect to our clients, their core processors, their end-users and other financial services providers through our integrated communications, systems, processing and support capabilities. For our account presentation services, we employ both real-time and batch communications and processing to ensure reliable delivery of current financial information to end-users. For our payment services we use our patented process to ensure “real-time” funds availability and process payments through a real-time EFT gateway. This gateway consists of over 50 certified links to ATM networks and core processors, which in turn have real-time links to virtually all of the nation’s consumer checking accounts. These key links were established on a one-by-one basis throughout our history and enable us to access end-user accounts in order to draw funds to pay bills as requested. This gateway infrastructure has improved the cost, speed and quality of our bill payment services for the banking and credit union community and is a significant differentiator for us in our marketplace. We believe this infrastructure is difficult to replicate and creates a significant barrier to entry for potential payment services competitors.
      Our Operating and Technical Expertise. After more than a decade of continuous operating experience, we have established the processes, procedures, controls and staff necessary to provide our clients secure, reliable services. Further, this experience, coupled with our scale and industry focus, allows us to invest efficiently in new product development on our clients’ behalf. We add value to our clients by relieving them of the research and development required to provide highly competitive web-based services.
      Our Integrated Marketing Process. We use a unique integrated consumer management process that combines data, technology and multiple consumer contact points to activate, support and sell new services to our bank and credit union end-users. This proprietary process not only provides, in our opinion, a superior end-user experience, it also creates new sales channels for our clients’ products and services, including the ones we offer. This enables us to increase adoption rates of our services. Using this process, we are able to sell multiple products to consumers, which ultimately makes them more profitable for our clients. For example, the success of our proprietary process is evident in our ability to cause the users of our account presentation services to add bill payments to their services at approximately twice the estimated average industry rate.

      Our Support Services. Our clients can purchase one or more of a comprehensive set of support services to complement our account presentation and payments services. These services include our web site design and hosting, training, information reporting and analysis, and other professional services.
Our Strategy
      Our objective is to become the leading supplier of outsourced account presentation and payments services to banks and credit unions, credit card issuers and payment acquirers. Our strategy for achieving our objectives is to:
      Grow Our Client Base. Our clients have traditionally been regional and community-based depository financial institutions with assets of under $10 billion. These small to mid-sized financial services providers are compelled to keep pace with the service and technology standards set by larger financial services providers in order to stay competitive, but often lack the capital and human resources required to develop and manage the technology infrastructure required to provide web-based services. With our recent acquisition of Incurrent Solutions, we have entered the credit card market, servicing mid-sized credit card issuers, processors for smaller issuers and large issuers who use us to service one or more of their niche portfolios. We believe that both our depository and credit card financial services providers can benefit from our flexible, cost-effective technology, and we intend to continue to market and sell our services to them under long-term recurring revenue contracts. As of December 31, 2004, we had 723 financial services provider clients, up 14% from December 31, 2003.
      Increase Adoption Rates. Our clients typically pay us either usage or license fees based on their number of end-users and volume of transactions. Registered end-users using account presentation and payments services are the major drivers of our recurring revenues. Using our proprietary marketing processes, we will continue to assist our clients in growing the adoption rates for our services. At December 31, 2004, 22.4% of the 2.1 million checking accounts and 14.9% of the 13.3 million estimated active credit card accounts eligible to use our account presentation services were enrolled to do so. Additionally, 8.2% of the 9.5 million checking accounts eligible for payments services were using these services.
      Extend Target Markets. We believe that many of our services have application in new markets. We continue to look for opportunities to offer both our payments and funds transfer services and our value-added relationship management services to new market segments. For example, our recently introduced CertnFundssm product line extends the payments services we offer to banks and credit unions though our EFT payments gateway to e-commerce providers such as payment acquirers and large online billers. We will continue to pursue opportunities, either through acquisition or product extension, to enter related markets well suited for our proprietary services and technologies.
      Provide Additional Products and Services to Our Installed Client Base. We intend to continue to leverage our installed client base by expanding the range of new products and services available to our clients, through internal development, partnerships and alliances. For example, in May 2003, we introduced Money HQsm, a product that integrates account aggregation, bill presentment and money movement capabilities across multiple financial institutions. In the credit card market, we have recently introduced a collections support product that allows credit card issuers to direct past due end-users to a website where they can set up payment plans and schedule payments. We also introduced a service that provides a profile of recognizable merchant names, logos, business descriptions, customer service contact information, and customer service policies to help resolve cardholders’ transaction issues. Additionally, we intend to adapt and offer our payment and relationship management services to the credit card market.
      Maintain and Leverage Technological Leadership. We have a history of introducing innovative web-based financial services products for our clients. For example, we developed and currently obtain real-time funds through a patented EFT gateway with over 50 certified links to ATM networks and core processors. We were awarded additional patents covering the confidential use of payment information for targeted marketing that is integrated into our proprietary marketing processes. Our technology and integration expertise has further enabled us to be among the first to adopt an outsourced web-based account presentation capability, and we pioneered the integration of real-time payments and relationship marketing.

      We believe the scope and integration of our technology-based services give us a competitive advantage and with 75 personnel working on research and development, we intend to continue to maintain our technological leadership.
      Pursue Strategic Acquisitions. To complement and accelerate our internal growth, we continue to explore acquisitions of businesses and products that will complement our existing institutional client offerings, extend our target markets and expand our client base.
      Leverage Growth Over Our Relatively Fixed Cost Base. Our business model is highly scaleable. We have invested heavily in our processes and infrastructure and, as such, can add large numbers of clients and end-users without significant cost increases. We expect that, as our revenue grows, and as we begin to encounter the price pressures inherent to a maturing market, our cost structure will allow us to maintain or expand our operating margins.
Our Services
      We provide our financial services provider clients with account presentation, payments and relationship management services that they, in turn, offer to end-users branded under their own names. Banks and credit unions providers can purchase established service offerings in all three of our service lines. Established account presentation services are available for credit card providers, along with a new collections support service in the payments line and a new transaction dispute resolution service in the relationship management line. We are also now offering new payments services for payment acquirers and billers, with the first service being real-time account debit for online bill payment. The following chart depicts the services we now offer and plan to offer for the three markets we serve:
      Our bank and credit union clients select one of two primary service configurations: full service, consisting of our integrated suite of account presentation, bill payment, customer care, end-user marketing and other support services; or stand-alone bill payment services. Our credit card clients use us for account presentation services, and we are offering our new payments and relationship marketing services to these clients and other card providers, either with or without account presentation services. We recently introduced real-time payment services for payment acquirers and billers.
      Our clients typically enter into long-term recurring revenue contracts with us. Most of our services generate revenues from recurring monthly fees charged to the clients. These fees are typically fixed amounts for applications access or hosting, variable amounts based on the number of end-users or volume of transactions on our system, or a combination of both. Clients also separately engage our professional services capabilities for enhancement and maintenance of their applications.
      In the banking market, our clients generally derive increased revenue, cost savings, account retention, increased payment speed and other benefits by offering our services to their end-users. Therefore, most of our clients offer the account presentation portion of our services free-of-charge to end-users and an increasing number are eliminating fees for bill payment services as well. In the credit card market, account presentation services are also typically offered to end-users free-of-charge, while usage based convenience fees may apply to certain payments services. Payment acquirers and billers also often charge convenience fees to their end-users for certain payment services.
      Account Presentation Services. We currently offer account presentation services to banking and credit card markets. These services provide a comprehensive set of online capabilities that allow end-users to:

•	view transaction histories and account balances;

•	review and retrieve current and past statements;

•	transfer funds and balances;

•	initiate or schedule either one-time or recurring payments;

•	access and maintain account information; and

•	perform many self-service administrative functions.
      In addition, we offer our banking clients a number of complementary services. We can provide these clients with either of two business banking services, a full cash management service for larger end-users and a basic business offering for small business end-users. Our web design and hosting capabilities give clients an integrated, outsourced solution for their informational web site. Money HQsm allows end-users to obtain account information from multiple financial institutions, see their bills, transfer money between accounts at multiple financial institutions, make person-to-person payments and receive alerts without leaving their financial institution’s web site. We also offer access to check images, check reorder, Quicken® interface, statement presentment and other functionality that enhances our solution.
      Payments Services. For our banking clients, our web-based bill payment services may be bundled with our account presentation services or purchased as a stand-alone service integrated with a third-party account presentation solution. Our payments services are unique in the industry because they leverage the banking industry’s ATM infrastructure through our real-time EFT gateway, which consists of over 50 certified links to ATM networks and core processors. Through this patented technology, our clients take advantage of existing trusted systems, security, clearing, settlement, regulations and procedures. End-users of our web-based payment service benefit from a secure, reliable, real-time direct link to their accounts. This enables them to schedule transactions using our intuitive web user interface. They can also obtain complete application support and payment inquiry processing through our customer care center. Additionally, clients offering our web-based payment services can enable their end-users to register for Money HQsm.
      Our remittance service is an attractive add-on service for banking providers of all sizes that run their own in-house online banking system, or for other providers of web-based banking solutions that lack a bill payment infrastructure. Our remittance service enhances their systems by adding the extra functionality of bill payment processing, backed by complete funds settlement, payment research, inquiry resolution, and merchant services. End-users provide bill payment instructions through their existing online banking interface, which validates the availability of funds on the date bills are to be paid. On a daily basis, we receive a file of all bill payment requests from the financial institution. We process and remit the bill payments to the designated merchants or other payees and settle the transactions with our financial institution clients.
      For our credit card clients, we offer the ability to schedule either one-time or recurring payments to the provider through our account presentation software. We do not currently process those payments, but have plans to do so in the future. We have also recently introduced a new collections support product for credit card providers that allows them to direct past due end-users to a specialized website where they can review their balances, calculate and set up payment plans and make or schedule payments.
      We have recently introduced our first service targeted toward billers and payment acquirers. Our real-time account debit allows billers and acquirers to accept payments from their customers at their web sites, and receive those funds immediately. This represents a significant advantage over other methods of payment, which can take one to three days to deliver the funds, especially in the case of past due or other high-risk payments.
      Relationship Management Services. Our relationship management services consist of the customer care services we maintain for our bank and credit union clients, and the marketing programs we run on their behalf. Our customer care center, located in Chantilly, Virginia, responds to end-users’ questions relating to enrollment, transactions or technical support. End-users can contact one of our more than 50 consumer service representatives by phone, fax or e-mail 24 hours a day, seven days a week.
      We view each interaction with an end-user or potential end-user as an opportunity to sell additional products and services, either our own or those offered by our clients. We use an integrated consumer management process as a significant service differentiator that is unique in the industry. It allows our traditionally small to mid-size financial institution client base to offer not only comprehensive support solutions to its consumers but also creates a sales channel and increases adoption of web-based services. This process combines data, technology and multiple consumer contacts to acquire and retain, and sell multiple services to, customers of our financial institution clients. Using this process, we help drive consumers through the online banking lifecycle, which ultimately makes these consumers more profitable for our clients. The success of our proprietary process is evident in our rate of up-selling account presentation customers to payments services at a rate that is approximately double the industry average.
      We have recently introduced a new relationship management service targeted towards the credit card market. This service provides a profile of recognizable merchant names, logos, business descriptions, customer service contact information, and customer service policies to help resolve cardholders’ transaction issues. Often a cardholder does not recognize the merchant or transaction presented on their monthly statement. This service employs a patent-pending process to associate merchant information on the statement with detailed merchant information not available in the credit card billing process. Whether accessed directly by the cardholder or by a consumer service representative in a call center, providing clearer and more relevant information about the merchant increases the likelihood that the cardholder will recall the merchant and the transaction, the inquiry resolution effort will be greatly reduced, and disputes processing paperwork or chargebacks will be eliminated in many cases.
      Professional Services. Our professional services include implementation services, which convert existing data and integrate our platforms with the client’s legacy host system or third party core processor, and ongoing maintenance of client specific applications or interfaces. Additionally, we offer professional services intended to tailor our services to meet the clients’ specific needs, including customization of applications, training of client personnel, and information reporting and analysis.
      Third-Party Services. Though the majority of our technology is proprietary, embedded in our web-based financial services platforms are a limited number of service capabilities and content that are provided or controlled outside of our platform by third parties. These include:

•	fully integrated bill payment and account retrieval through Intuit’s Quicken®;

•	check ordering available through Harland, Deluxe, Clarke American or Liberty;

•	inter-institution funds transfer and account aggregation provided by CashEdge;

•	check imaging provided by AFS, Bisys, Fiserv, FSI/ Vsoft, Empire, Intercept, and Mid-Atlantic; and

•	electronic statement through BIT Statement.
Sales and Marketing
      We seek to retain and expand our financial services provider client base, and to help our clients drive end-user adoption rates for our web-based services. Our client services function consists of 16 account managers who support and cross-sell our services to existing clients, a 13 person sales team focusing on new prospects, and a 13 person marketing department supporting both our sales efforts and those of our clients.

      Our account managers focus primarily on helping our existing clients maximize the benefit of their web-based channel. They do this by introducing our extensive relationship management capabilities and supporting our clients’ own marketing programs. The account management team is also the first contact point for cross-selling new and enhanced services to our clients. Additionally, this team handles contract renewals and supports our clients in resolving operating issues.
      Our sales team focuses on new client acquisition, either through direct contact with prospects or through our network of reseller relationships. Our target prospects are financial services providers who are either looking to replace their current web services provider, have no existing capability, or are looking for outsourced capability for a niche product line.
      Our marketing department concentrates on two primary audiences: financial services providers and their end-users. Our corporate marketing team supports our sales efforts through marketing campaigns targeted at financial services provider prospects. It also supports account management through marketing campaigns and events targeted at existing financial services provider clients. Our consumer marketing team focuses on attracting and retaining end-users. It uses our proprietary integrated consumer management process, which combines consumer marketing expertise, cutting-edge technology using embedded ePiphany software, and our multiple consumer contact points.
Our Technology
      Our systems and technology utilize both real-time and batch communications and processing to optimize reliability, scalability and cost. All of our systems are based on a multi-tiered architecture consisting of:

•	front-end servers — proprietary and commercial communications software and hardware providing Internet and private communications access to our platform for end-users;

•	middleware — proprietary and commercial software and hardware used to integrate end-user and financial data and to process financial transactions;

•	back-end systems — databases and proprietary software which support our account presentation and payments services;

•	support systems — proprietary and commercial systems supporting our end-user service and other support services; and

•	enabling technology — software enabling clients and their end-users to easily access our platform.
      Our systems architecture is designed to provide end-user access into one of two common databases. The first, for our bank and credit union clients, is integrated with our account presentation and payments services as well as our proprietary support services software. This integrated system also supports our payments offerings for payment acquirers and billers. The second database is integrated with our account presentation services for credit card clients. Supplementary third-party financial services are linked to our systems through the Internet, which we integrate into our end-user applications and transaction processing. Incorporating such third-party capabilities into our system enables us to focus our technical resources on our proprietary middleware and integration capabilities.
      We typically link to our clients or their core processors through the use of high-speed telecommunication circuits to facilitate the nightly download of account and transaction detail. We then use these same circuits to access the client or core processor databases when an end-user logs in to our systems, to retrieve updated information. This approach allows us to deliver responsive, high performing and reliable services through the use of a local data warehouse, while ensuring presentation of the most current information and providing enhanced functionality through real-time use of our communications gateways.
      For the processing of payments, we operate a unique, real-time EFT gateway, with over 50 certified links to ATM networks and core processors. This gateway, depicted below, allows us to use online debit to retrieve funds in real-time, perform settlement authentication and obtain limited supplemental financial information. By using an online payment network to link into a client’s primary database for end-user accounts, we take advantage of established EFT infrastructure. This includes all telecommunications and software links, security, settlements and other critical operating rules and processes. Using this real-time payments architecture, clients avoid the substantial additional costs necessary to expand their existing infrastructure. We also believe that our real-time architecture is more flexible and scalable than traditional batch systems.
Note: This diagram is a representation of our gateway and does not include all links. Connections depicted are for illustrative purposes only.
      Our payments gateway has allowed us to improve the cost, speed and quality of the bill payment services we provide to our bank and credit union clients. In addition to the benefits associated with bill payment, our ability to retrieve funds from end-user accounts in real-time is enabling us to develop the new payments services desired by financial services providers beyond our traditional client base. For example, we are now offering real-time account debit services to payment acquirers and billers. Other applications, such as the funding of stored value cards and the real-time movement of money between accounts at different financial institutions, are particularly well suited for our system of Internet delivery coupled with the real-time debiting of funds.
      Our services and related products are designed to provide security and system integrity, based on Internet and other communications standards, EFT network transaction processing procedures, and banking industry standards for control and data processing. Prevailing security standards for Internet-based transactions are incorporated into our Internet services, including but not limited to, Secure Socket Layer 128K encryption, using public-private key algorithms developed by RSA Security, along with firewall technology for secure transactions. In the case of payment and transaction processing, we meet security transaction processing and other operating standards for each EFT network or core processor through which we route transactions. Additionally, we have established a business resumption plan to ensure that our technical services and operating infrastructure could be resumed within an acceptable time frame should some sort of business interruption affect our data center. Furthermore, management receives feedback on the sufficiency of security and controls built into our information technology, payment processing, and end-user support processes from independent reviews such as semi-annual network penetration tests, an annual SAS70— Type II Examination, periodic FFIEC examinations, and internal audits.
Proprietary Rights
      In June 1993, we were awarded U.S. patent number 5,220,501 covering our real-time EFT network-based payments process. This patent covers bill payment and other online payments made from the home using any enabling device where the transaction is routed in real-time through an EFT network. In March 1995, in settlement of litigation, we cross-licensed this patent to Citibank for their internal use.
      On February 9, 1999, we were awarded U.S. patent number 5,870,724 for targeting advertising in a home banking delivery service. This patent provides for the targeting of advertising or messaging to home banking users, using their confidential bill payment and other financial information, while preserving consumer privacy.
      On March 13, 2001, we were awarded U.S. patent number 6,202,054, a continuation of U.S. patent number 5,220,501. The continuation expands the claims in that patent, thereby increasing its applicability and usefulness.
      In addition to our patents, we have registered trademarks. A significant portion of our systems, software and processes are proprietary. Accordingly, as a matter of policy, all management and technical employees execute non-disclosure agreements as a condition of employment.
Competition
      We are not aware of any other company that offers a complete suite of account presentation, payments and relationship management services. However, a number of companies offer portions of the services provided by us and compete directly with us to provide such services. For example, companies such as Digital Insight, FundsXpress and S1 Corporation compete with our account presentation capabilities. These companies may in turn use bill payment providers, such as CheckFree, Princeton eCom, iPay and Metavante, to compete with our full service offering. These bill payment providers also compete with our stand-alone bill payment services. There are also other software providers such as Intelidata, Corillian and Sybase Financial Fusion that market their software to large financial institutions that may seek to penetrate our targeted regional and community banking market.
      Other competitors that serve primarily smaller depository financial institutions, such as Jack Henry, Fidelity Information Services, Metavante, Certegy, Fiserv and other core banking processors, have large distribution channels that bundle broader services and products for their clients. These competitors also have developed or acquired account presentation capabilities of their own. Metavante, Jack Henry and Certegy have also acquired or developed bill payment services.
      There are also Internet financial services providers who target non-banking firms, who may target our depository financial institution market. These potential competitors support brokerage firms, credit card issuers, insurance and other financial services companies. There are also Internet financial portals, such as Quicken.com, Yahoo Finance and MSN, who offer bill payment and aggregate consumer financial information from multiple financial institutions. Suppliers to these remote financial services providers potentially compete with us.
      Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed end-user bases and significantly greater financial, technical and marketing resources. Further, some of our more specialized competitors, such as CheckFree, while currently targeting bill payment services to large financial institutions, may increasingly direct their marketing initiatives toward our targeted client base.
      We believe our advantage in the financial services market will continue to stem from our ability to offer a fully integrated end-to-end solution to our clients. In addition to our large installed end-user base and proprietary payments architecture, we believe our ability to continue to execute successfully will be driven by our performance in the following areas, including:

•	industry trust and reliability;

•	technical capabilities, scalability, and security;

•	speed to market;

•	end-user service;

•	ability to interface with financial services providers and their technology; and

•	operating effectiveness.
Government Regulation
      We are not licensed by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions or other providers of financial services. Under the authority of the Bank Service Company Act, the Gramm Leach Bliley Act of 1999 and other federal laws that apply to depository financial institutions, federal depository institution regulators have taken the position that we are subject to examination resulting from the services we provide to the institutions they regulate. In order not to compromise our clients’ standing with the regulatory authorities, we have agreed to periodic examinations by these regulators, who have broad supervisory authority to remedy any shortcomings identified in any such examination.
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
      The market we currently target, depository financial institutions and credit card institutions, is subject to extensive and complex federal and state regulation. Our current and prospective clients, which consist of financial institutions such as commercial banks, credit unions, brokerage firms, credit card issuers, consumer finance companies, other loan originators, insurers and other providers of retail financial services, operate in markets that are subject to extensive and complex federal and state regulations and oversight. Although we are not generally subject to such regulations, our services and related products must be designed to work within the extensive and evolving regulatory constraints in which our clients operate. These constraints include federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the Community Reinvestment Act, the Financial services Modernization Act, the Bank Service Company Act, the Electronic Signatures in Global and National Commerce Act, privacy and information security regulations, laws against unfair or deceptive practices, the Electronic Signatures in Global and National Commerce Act, the USA Patriot Act of 2001 and other state and local laws and regulations. Because many of these regulations were promulgated before the development of our system, the application of such regulations to our system must be determined on a case-by-case basis. We do not make representations to clients regarding the applicable regulatory requirements, but instead rely on each such client making its own assessment of the applicable regulatory provisions in deciding whether to become a client. Furthermore, some consumer groups have expressed concern regarding the privacy, security and interchange pricing of financial electronic commerce services. It is possible that one or more states or the federal government may adopt laws or regulations applicable to the delivery of financial electronic commerce services in order to address these or other privacy concerns. We cannot predict the impact that any such regulations could have on our business.
      We currently offer services on the web. It is possible that further laws and regulations may be enacted with respect to the web, covering issues such as user privacy, pricing, content, characteristics and quality of services and products.
Employees
      At December 31, 2004, we had 335 employees. None of our employees are represented by a collective bargaining arrangement. We believe our relationship with our employees is good.
RISK FACTORS
      You should carefully consider the following risks before investing in our common stock. These are not the only risks that we may face. If any of the events referred to below occur, our business, financial condition, liquidity and results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Business
Prior to the third quarter of 2002, we had a history of net losses; we have achieved net income profitability for all, but one, fiscal quarters since the third quarter of 2002 and cannot be sure that we will be profitable in all future periods.
      Although we achieved profitability under generally accepted accounting principles, or GAAP, in all but one of the fiscal quarters since the third quarter of 2002, we cannot be certain that we can be profitable in future periods. As of December 31, 2004, we had an accumulated deficit of $78 million. Although we believe we have achieved economies of scale, if growth in our revenues does not significantly outpace the increase in our expenses, we may not be profitable in future periods.
We are dependent on the financial services industry, and changes within that industry could reduce demand for our products and services.
      The large majority of our revenues are derived from banks, credit unions and credit card issuers. Unfavorable economic conditions adversely impacting those parts of the financial services industry we serve could have a material adverse effect on our business, financial condition and results of operations. For example, depository financial institutions have experienced, and may continue to experience, cyclical fluctuations in profitability as well as increasing challenges to improve their operating efficiencies. Due to the entrance of non-traditional competitors and the current environment of low interest rates, the profit margins of depository financial institutions have narrowed. As a result, some financial institutions have slowed, and may continue to slow, their capital spending, including spending on web-based products and solutions, which can negatively impact sales of our online payments, account presentation, marketing and support services to new and existing clients. Decreases in or reallocation of capital expenditures by our current and potential clients, unfavorable economic conditions and new or persisting competitive pressures could adversely affect our business, financial condition and results of operations.

The failure to retain existing end-users or changes in their continued use of our services will adversely affect our operating results.
      There is no guarantee that the number of end-users using our services will continue to increase. Because our fee structure is designed to establish recurring revenues through monthly usage by end-users of our clients, our recurring revenues are dependent on the acceptance of our services by end-users and their continued use of account presentation, payments and other financial services we provide. Failing to retain the existing end-users and the change in spending patterns and budgetary resources of financial services providers and their end-users will adversely affect our operating results.
Any failure of our clients to effectively market our services could have a material adverse effect on our business.
      To market our services to end-users, we require the consent, and often the assistance of, our clients. We generally charge our clients fees based on the number of their end-users who have enrolled with our clients for the services we provide. Therefore, end-user enrollment affects our revenue and is important to us. Because our clients offer our services under their name, we must depend on those clients to get their end-users to use our services. Although we offer extensive marketing programs to our clients, our clients may decide not to participate in our programs or our clients may not effectively market our services to their end-users. Any failure of our clients to allow us to effectively market our services could have a material adverse effect on our business.
Demand for low-cost or free online financial services and competition may place significant pressure on our pricing structure and revenues and may have an adverse effect on our financial condition.
      Account holders eligible to use many of the online services we offer, including account presentation, bill payments and relationship management, may demand that these services be offered for lower cost or free. Clients and prospects may therefore reject our services in favor of companies that can offer more competitive prices. Thus, demand and competition may place significant pressure on our pricing structure and revenues and may have an adverse effect on our financial condition.
If we are unable to expand or adapt our services to support our end-users’ needs, our business may be materially adversely affected.
      We may not be able to expand or adapt our services and related products to meet the demands of our clients and their end-users quickly or at a reasonable cost. The number of end-users registered for our services has increased from 841,000 as of December 31, 2003 to 3.1 million as of December 31, 2004, 2.0 million of which we obtained from our recent acquisition of Incurrent. This resulting growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We will need to continue to expand and adapt our infrastructure, services and related products to accommodate additional clients and their end-users, increased transaction volumes and changing end-user requirements. This will require substantial financial, operational and management resources. If we are unable to scale our system and processes to support the variety and number of transactions and end-users who ultimately use our services, our business may be materially adversely affected.
If we lose a material client, our business may be adversely impacted.
      Loss of any material client contract could negatively impact our ability to increase our revenues and maintain profitability in the future. Additionally, the departure of a large client could impact our ability to attract and retain other clients.
      One of our clients, California Federal Bank, commonly known as Cal Fed, accounted for 9% and 15% of our revenues for the years ended December 31, 2003 and 2002, respectively. During 2002, Citigroup acquired Cal Fed and converted the Cal Fed end-users to the Citigroup banking and bill payment platform in the first quarter of 2003.

      Additionally, BB&T Corporation acquired our second largest client, First Virginia Banks, Inc. (“First Virginia”), in the third quarter of 2003. In the years ended December 31, 2003 and 2002, First Virginia accounted for 5% of our revenues. BB&T converted the First Virginia end-users to the BB&T banking and bill payment platform in the fourth quarter of 2003.
      Currently, among our continuing client base, no one client accounts for more than 4% of our revenues. We are anticipating the loss, by the end of the first quarter of 2005, of two of our larger banking clients, Greenpoint Bank and Riggs National Bank, as a result of their pending acquisitions. In addition, we also expect to lose Sears as a client before mid-year as it has sold its credit card portfolio. These banks collectively account for 4%, and Sears accounts for 6%, of our revenues. We anticipated the loss of Sears as part of our acquisition of Incurrent.
Consolidation of the financial services industry could negatively impact our business.
      The continuing consolidation of the financial services industry could result in a smaller market for our services. Consolidation frequently results in a change in the systems of, and services offered by, the combined entity. This could result in the termination of our services and related products if the acquirer has its own in-house system or outsources to competitive vendors. This would also result in the loss of revenues from actual or potential retail end-users of the acquired financial services provider.
Our failure to compete effectively in our markets would have a material adverse effect on our business.
      We may not be able to compete with current and potential competitors, many of whom have longer operating histories, greater name recognition, larger, more established end-user bases and significantly greater financial, technical and marketing resources. Further, some of our competitors provide or have the ability to provide the same range of services we offer. They could market to our client and prospective client base. Other competitors, such as core banking processors, have broad distribution channels that bundle competing products directly to financial services providers. Also, competitors may compete directly with us by adopting a similar business model or through the acquisition of companies, such as resellers, who provide complementary products or services.
      A significant number of companies offer portions of the services we provide and compete directly with us. For example, some companies compete with our web-based account presentation capabilities. Some software providers also offer some of the services we provide on an outsourced basis. These companies may use bill payers who integrate with their account presentation services. Also, certain services, such as Intuit’s Quicken.com and Yahoo! Finance, may be available to retail end-users independent of financial services providers.
      Many of our competitors may be able to afford more extensive marketing campaigns and more aggressive pricing policies in order to attract financial services providers. Our failure to compete effectively in our markets would have a material adverse effect on our business.
Our quarterly financial results are subject to fluctuations, which could have a material adverse effect on the price of our stock.
      Our quarterly revenues, expenses and operating results may vary from quarter to quarter in the future based upon a number of factors, many of which are not within our control. Our revenue model is based largely on recurring revenues derived from actual end-user counts. The number of our total end-users is affected by many factors, many of which are beyond our control, including the number of new user registrations, end-user turnover, loss of clients, and general consumer trends. Our results of operations for a particular period may be adversely affected if the revenues based on the number of end-users forecasted for that period are less than expected. As a result, our operating results may fall below market analysts’ expectations in some future quarters, which could have a material adverse effect on the market price of our stock.

Our limited ability to protect our proprietary technology and other rights may adversely affect our ability to compete.
      We rely on a combination of patent, copyright, trademark and trade secret laws, as well as licensing agreements, third-party nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. There can be no assurance that these protections will be adequate to prevent our competitors from copying or reverse-engineering our products, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Although we hold registered United States patents covering certain aspects of our technology, we cannot be sure of the level of protection that these patents will provide. We may have to resort to litigation to enforce our intellectual property rights, to protect trade secrets or know-how, or to determine their scope, validity or enforceability. Enforcing or defending our proprietary technology is expensive, could cause diversion of our resources and may not prove successful.
Our failure to properly develop, market or sell new products could adversely affect our business.
      The expansion of our business is dependent, in part, on our developing, marketing and selling new financial products to financial services providers and their customers. If any new products we develop prove defective or if we fail to properly market these products to financial services providers or sell these products to these providers’ customers, the growth we envision for our company may not be achieved and our revenues and profits may be adversely affected.
If we are found to infringe the proprietary rights of others, we could be required to redesign our products, pay royalties or enter into license agreements with third parties.
      There can be no assurance that a third party will not assert that our technology violates its intellectual property rights. As the number of products offered by our competitors increases and the functionality of these products further overlap, the provision of web-based financial services technology may become increasingly subject to infringement claims. Any claims, whether with or without merit, could:

•	be expensive and time consuming to defend;

•	cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

•	require us to redesign our products, if feasible;

•	divert management’s attention and resources; and

•	require us to pay royalties or enter into licensing agreements in order to obtain the right to use necessary technologies.
      There can be no assurance that third parties will not assert infringement claims against us in the future with respect to our current or future products or that any such assertion will not require us to enter into royalty arrangements (if available) or litigation that could be costly to us.
System failures could hurt our business and we could be liable for some types of failures the extent or amount of which cannot be predicted.
      Like other system operators, our operations are dependent on our ability to protect our system from interruption caused by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond our control. Currently, we have an agreement with an offsite disaster recovery facility. In March of this year, we intend to start maintaining our own offsite disaster recovery facility. In the event of major disasters, both our primary and backup locations could be equally impacted. We do not currently have sufficient backup facilities to provide full Internet services, if our primary facility is not functioning. We could also experience system interruptions due to the failure of our systems to function as intended or the failure of the systems we rely upon to deliver our services such as ATM networks, the Internet, or the systems of financial institutions, processors that integrate with our systems and other networks and systems of third parties. Loss of all or part of our systems for a period of time could have a material adverse effect on our business. We may be liable to our clients for breach of contract for interruptions in service. Due to the numerous variables surrounding system disruptions, we cannot predict the extent or amount of any potential liability.
Security breaches could have a material adverse effect on our business.
      Like other system operators, our computer systems may be vulnerable to computer viruses, hackers, and other disruptive problems caused by unauthorized access to, or improper use of, our systems by third parties or employees. We store and transmit confidential financial information in providing our services. Although we intend to continue to implement state-of-the-art security measures, computer attacks or disruptions may jeopardize the security of information stored in and transmitted through our computer systems of those of our clients and their end-users. Actual or perceived concerns that our systems may be vulnerable to such attacks or disruptions may deter financial services providers and consumers from using our services.
      Additionally, California has adopted, and other states may adopt, laws and regulations requiring that in-state account holders of a financial services provider be notified if their personal confidential information is compromised. If the specific account holders whose information has been compromised cannot be identified, all in-state account holders of the provider must be notified. If any such notice is required of us, confidence in our systems’ integrity would be undermined and both financial services providers and consumers may be reluctant to use our services.
      Data networks are also vulnerable to attacks, unauthorized access and disruptions. For example, in a number of public networks, hackers have bypassed firewalls and misappropriated confidential information. It is possible that, despite existing safeguards, an employee could divert end-user funds while these funds are in our control, exposing us to a risk of loss or litigation and possible liability. In dealing with numerous end-users, it is possible that some level of fraud or error will occur, which may result in erroneous external payments. Losses or liabilities that we incur as a result of any of the foregoing could have a material adverse effect on our business.
The potential obsolescence of our technology or the offering of new, more efficient means of conducting account presentation and payments services could negatively impact our business.
      The industry for account presentation and payments services is relatively new and subject to rapid change. Our success will depend substantially upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet the changing financial services provider and retail end-user requirements and incorporate technological advancements. If we are unable to develop new products and enhanced functionalities or technologies to adapt to these changes or, if we cannot offset a decline in revenues of existing products by sales of new products, our business would suffer.
We rely on internally developed software and systems as well as third-party products, any of which may contain errors and bugs.
      Our products may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may or may not be able to correct. Our products involve integration with products and systems developed by third parties. Complex software programs of third parties may contain undetected errors or bugs when they are first introduced or as new versions are released. There can be no assurance that errors will not be found in our existing or future products or third-party products upon which our products are dependent, with the possible result of delays in or loss of market acceptance of our products, diversion of our resources, injury to our reputation and increased expenses and/or payment of damages.

The failure to attract or retain our officers and skilled employees could have a material adverse effect on our business.
      If we fail to attract, assimilate or retain highly qualified managerial and technical personnel, our business could be materially adversely affected. Our performance is substantially dependent on the performance of our executive officers and key employees who must be knowledgeable and experienced in both financial services and technology. We are also dependent on our ability to retain and motivate high quality personnel, especially management and highly skilled technical teams. The loss of the services of any executive officers or key employees could have a material adverse effect on our business. Our future success also depends on the continuing ability to identify, hire, train and retain other highly qualified managerial and technical personnel. If our managerial and key personnel fail to effectively manage our business, our results of operations and reputation could be harmed.
We could be sued for contract or product liability claims and lawsuits may disrupt our business, divert management’s attention or have an adverse effect on our financial results.
      Financial services providers use our products and services to provide web-based account presentation, bill payment, and other financial services to their end-users. Failures in a client’s system could result in an increase in service and warranty costs or a claim for substantial damages against us. There can be no assurance that the limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions in excess of the applicable deductible amount. There can be no assurance that this coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in substantial cost to us and divert management’s attention from our operations. Any contract liability claim or litigation against us could, therefore, have a material adverse effect on our business, financial condition and results of operations. In addition, because many of our projects are business-critical projects for financial services providers, a failure or inability to meet a client’s expectations could seriously damage our reputation and affect our ability to attract new business.
Government regulation could interfere with our business.
      The financial services industry is subject to extensive and complex federal and state regulation. Financial institutions such as commercial banks, savings and loan associations, savings banks, and credit unions operate under high levels of governmental supervision. Our end-users must ensure that our services and related products work within the extensive and evolving regulatory requirements applicable to them.
      We are not licensed by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions or other providers of financial services. Under the authority of the Bank Service Company Act, the Gramm Leach Bliley Act of 1999 and other federal laws that apply to depository financial institutions, federal depository institution regulators have taken the position that we are subject to examination resulting from the services we provide to the institutions they regulate. In order not to compromise our clients’ standing with the regulatory authorities, we have agreed to periodic examinations by these regulators, who have broad supervisory authority to remedy any shortcomings identified in any such examination.
      Federal, state or foreign authorities could also adopt laws, rules or regulations relating to the financial services industry that affect our business, such as requiring us or our end-users to comply with data, record keeping and processing and other requirements. It is possible that laws and regulations may be enacted or modified with respect to the Internet, covering issues such as end-user privacy, pricing, content, characteris-

tics, taxation and quality of services and products. If enacted or deemed applicable to us, these laws, rules or regulations could be imposed on our activities or our business, thereby rendering our business or operations more costly, burdensome, less efficient or impossible and requiring us to modify our current or future products or services.
If we cannot achieve and maintain a satisfactory rating from the federal depository institution regulators, we may lose existing clients and have difficulty attracting new clients.
      The examination reports of the federal agencies that examine us are distributed and made available to our depository clients. A less than satisfactory rating from any regulatory agency increases the obligation of our clients to monitor our capabilities and performance as a part of their own compliance process. It could also cause our clients and prospective clients to lose confidence in our ability to adequately provide services, thereby possibly causing them to seek alternate providers, which would have a corresponding detrimental impact on our revenues and profits.
We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.
      We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules.
      In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent registered public accounting firm. We document and test our internal control systems and procedures and consider improvements that may be necessary in order for us to comply with the requirements of Section 404. This process requires us to hire outside advisory services and results in additional expenses for us. In addition, the evaluation and attestation processes required by Section 404 are new, and neither companies nor auditing firms have significant experience in testing or complying with these requirements. Although we believe we currently have adequate internal controls over financial reporting, in the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that our controls over financial reporting are not effective as defined under Section 404 in the future, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.
Risks Related to Incurrent
We may face difficulties in integrating the businesses of Incurrent.
      To achieve the anticipated benefits of the Incurrent acquisition, we will need to continue the integration of the businesses of Incurrent with our operations. We need to consolidate certain functions and integrate procedures, personnel, product lines and operations in an efficient and effective manner. The integration process may be disruptive to, and may cause an interruption of, or a loss of momentum in, our business as a result of a number of potential obstacles, such as:

•	the loss of key employees or end-users;

•	the need to coordinate diverse organizations;

•	difficulties in integrating administrative and other functions;

•	the loss of key members of Incurrent management following the acquisition; and

•	the diversion of our management’s attention from our day-to-day operations.

      If we are not successful in integrating Incurrent’s business or if the integration takes longer than expected, we could be subject to significant costs and our business could be adversely affected.
Our acquisition of Incurrent has increased the size of our operations and the risks described in this annual report.
      Our acquisition of Incurrent has increased the size of our operations and may intensify some of the other risks described in this annual report. There will also be additional risks associated with managing a significantly larger company, including, among other things, the application of company-wide controls and procedures.
We made our acquisition of Incurrent on the basis of available information, and Incurrent may have liabilities or obligations that were not adequately disclosed.
      We have operated our Incurrent business for a very short period of time. In connection with our acquisition of Incurrent, we conducted a review of information regarding Incurrent as provided by Incurrent’s management. Incurrent may have incurred contractual, financial, regulatory or other obligations and liabilities that may impact us in the future which were not adequately reflected in financial and other information regarding Incurrent upon which we based our evaluation of this acquisition. If the financial and other information on which we have relied in making our offer for Incurrent proves to be materially incorrect or incomplete, it could have a material adverse effect on the business and operations of Incurrent and on our consolidated businesses, financial condition and operations.
Incurrent has given limited warranties and indemnities to us in connection with its business, which have not yet expired and may give rise to claims by us.
      In acquiring Incurrent, we relied upon limited representations and warranties of Incurrent. Although we have contractual and other legal remedies and limited escrow protection for losses that we may incur as a result of breaches of agreements, representations and warranties pertaining to the acquisition, we cannot assure you that our remedies will adequately cover any losses that we incur.
Incurrent may face competition from other companies, which could have a material adverse effect on our business.
      We cannot assure you that we will not face more competitors or that we can compete effectively against any companies that develop products and services similar to Incurrent’s. We also cannot assure you that Incurrent can compete effectively or not suffer from pricing pressure with respect to its existing and developing products that could adversely affect its ability to generate revenues. If and to the extent that Incurrent cannot compete effectively or it suffers from pricing pressure, these problems will become our problems as the new owners of Incurrent.
Risks Related to Our Capital Structure
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
We have a substantial number of shares of common stock, including shares that may be issued upon exercise of options under our equity compensation plan, in connection with the Incurrent transaction and proposed under a filed registration statement that, if sold, could affect the trading price of our common stock.
      We have approximately 5,800,000 shares of common stock that may be issued upon exercise of stock options and warrants and participation in our employee stock purchase program. We have also issued 1,000,014 shares of our common stock to the shareholders of Incurrent and have filed a registration statement to sell approximately 4.1 million primary shares of our common stock, up to 1,114,835 shares held by several stockholders and up to 650,000 additional shares to cover over-allotments, if any. We cannot predict the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options or warrants), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.
Our stockholder rights plan contains provisions that could discourage a takeover.
      In January 2002, we announced that our Board of Directors adopted a stockholder rights plan. This plan, along with provisions contained in our Certificate of Incorporation, may discourage or prevent a change of control through the issuance of additional equity securities that can substantially dilute the interests of a third party seeking to gain control over our company in the absence of the approval of our Board of Directors.
Item 2.     Properties
      We are headquartered in Chantilly, Virginia where we lease approximately 75,000 square feet of office space. The lease expires September 30, 2014. We also lease data center space in McLean, Virginia and office space in Parsippany, New Jersey. We believe that all of our facilities are in good condition and are suitable and adequate to meet our operations. Additionally, we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.
Item 3.     Legal Proceedings
      From time to time we may be involved in litigation arising in the normal course of our business. We are not a party to any litigation, individually or in the aggregate, that we believe would have a material adverse effect on our financial condition or results of operations.
Item 4.     Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock began trading on the Nasdaq National Market on June 4, 1999 under the symbol “ORCC.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated, as reported by Nasdaq:

	2004		2003

Fiscal Quarter Ended	High	Low	High	Low

First Quarter	$8.280	$5.700	$3.450	$2.500
Second Quarter	7.480	5.750	6.370	2.620
Third Quarter	7.270	5.900	7.400	5.240
Fourth Quarter	7.530	6.700	7.980	6.030
      The market price of our common stock is highly volatile and fluctuates in response to a wide variety of factors. See “Business — Risk Factors — Our Stock Price is Volatile.”
      On December 31, 2004, we had approximately 138 holders of record of common stock. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.
      We have not paid any cash dividends on our common stock and currently intend to retain any future earnings for use in our business. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.
      On December 22, 2004, we acquired Incurrent. As part of the acquisition, we issued 1,000,014 of our shares of common stock. We relied upon Section 4(2) of the Securities Act of 1933, as amended, to exempt from registration the issuance of these shares.

Item 6.	Selected Financial Data
      The following balance sheet data and statements of operations were derived from our consolidated financial statements. You should read the following selected financial information in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,

	2004	2003	2002	2001	2000

Statement of Operations Data:
Revenues:
Service fees	$39,202,146	$33,606,782	$29,603,510	$21,679,291	$13,311,370
Professional services and other	3,083,306	4,800,833	2,750,673	2,956,472	2,332,940

Total revenues	42,285,452	38,407,615	32,354,183	24,635,763	15,644,310
Cost of revenues	16,201,538	15,502,564	14,627,981	14,313,734	13,170,656

Gross profit	26,083,914	22,905,051	17,726,202	10,322,029	2,473,654
General and administrative	9,931,123	8,627,640	7,037,884	6,930,462	6,370,848
Sales and marketing	7,415,788	6,433,211	5,368,177	5,931,222	8,972,094
Systems and development	3,792,611	3,830,565	4,344,765	5,854,866	6,246,174
Non-recurring charges	—	—	—	209,434	—

Total expenses	21,139,522	18,891,416	16,750,826	18,925,984	21,589,116

Income (loss) from operations	4,944,392	4,013,635	975,376	(8,603,955)	(19,115,462)
Other income (expense)	181,902	(1,234,081)	(1,380,959)	(2,291,756)	501,680
Gain from extinguishment of debt[1]	—	—	—	1,083,153	—

Income (loss) before change in accounting principle	5,126,294	2,779,554	(405,583)	(9,812,558)	(18,613,782)
Change in accounting principle[2]	—	—	—	—	(216,818)

Income (loss) before income tax provision	5,126,294	2,779,554	(405,583)	(9,812,558)	(18,830,600)
Income tax provision	146,000	15,785	—	—	—

Net income (loss)	$4,980,294	$2,763,769	$(405,583)	$(9,812,558)	$(18,830,600)

Net income (loss) per share
Basic	0.28	0.18	(0.03)	(0.82)	(1.64)
Diluted	0.25	0.17	(0.03)	(0.82)	(1.64)
Pro forma, assuming the change in accounting principle is accounted for retroactively[3]:
Net loss					(18,613,782)

Basic and diluted loss per share					(1.62)
Shares used in calculation of income (loss) per share
Basic	18,057,270	15,140,538	13,520,642	12,026,476	11,487,192
Diluted	20,128,093	16,685,602	13,520,642	12,026,476	11,487,192
Notes:

[1]	In May 2001, we used $2.2 million of our cash to repurchase $3.5 million of the 8% convertible subordinated notes, which payments resulted in a one-time gain of $1,083,153.

[2]	In the fourth quarter of 2000, we adopted a change in accounting principle for implementation fees, retroactive to January 1, 2000, under Staff Accounting Bulletin 101 (“SAB 101”), Revenue Recognition in Financial Statements.

[3]	Pro forma (as if) amounts, assuming retroactive application of SAB 101 for period of change.

	December 31,

	2004	2003	2002	2001	2000

Balance Sheet Data:
Cash, cash equivalents and investments	$6,291,310	$13,633,926	$6,785,827	$7,703,622	$21,459,931
Working capital	11,789,739	15,456,994	8,650,044	8,785,201	21,338,693
Total assets	44,616,626	26,851,959	21,329,940	21,521,614	35,128,428
Notes payable, less current portion	—	—	12,000,000	13,000,000	20,000,000
Capital lease obligations, less current portion	—	10,521	111,491	348,552	232,125
Other non-current liabilities	2,037,444	353,754	355,662	566,539	1,193,404
Total liabilities	8,151,047	3,881,040	15,831,810	17,183,999	25,923,458
Stockholders’ equity	36,465,579	22,970,919	5,498,130	4,337,615	9,204,970

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under “Business — Risk Factors” and elsewhere in this report.
Overview
      We are a leading outsourcer of web-based account presentation, payment and relationship management services to financial services providers nationwide. Our services, branded in the clients’ name, integrate seamlessly into a single-vendor, end-to-end solution, supported by 24×7 customer care, targeted consumer marketing, training and other network and technical professional products and services.
      Registered end-users using account presentation, bill payment or both, are the major drivers of our revenues. Exclusive of the users obtained in the acquisition of Incurrent, from December 31, 2003 through December 31, 2004, the number of users using our account presentation services increased 17%, and the number of users using our payment services increased 47%, for an overall 34% increase in users. While we have seen some reduction in average monthly recurring revenue per user, due largely to our decisions to fix price the account presentation service to our clients and offer volume-based bill payment price reductions, this has been more than offset by a decline in the average monthly recurring cost per user, thereby improving our gross margin. Gross margin for the year ended December 31, 2003 was 60%, and it increased to 62% for the year ended December 31, 2004.
      We have long-term service contracts with our financial services provider clients. The majority of our revenues are recurring, though these contracts also provide for implementation, set-up and other non-recurring fees. Account presentation services revenues are based on either a monthly license fee, allowing our financial institution clients to register an unlimited number of customers, or a monthly fee for each registered customer. Payment services revenues are based on either a monthly fee for each customer enrolled, a fee per executed transaction, or a combination of both. Our clients pay nearly all of our fees and then determine if or how they want to pass these costs on to their users. They typically provide account presentation services to users free of charge, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products. As of December 31, 2004 approximately 60% of our clients were charging their users for providing payment services.
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
      We continue to automate processes and develop applications that allow us to make only small increases in labor and other operating costs relative to increases in customers and transactions. We believe our financial and operating performance will be based primarily on our ability to leverage additional end-users and transactions over this relatively fixed cost base.
Critical Accounting Policies
      The policies discussed below are considered by management to be critical to an understanding of our annual audited financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
      The December 31, 2004 consolidated balance sheet reflects the acquisition of Incurrent, which we completed on December 22, 2004. The consolidated statement of operations for the year ended December 31, 2004, however, does not include any results for Incurrent, as these results were deemed immaterial to our results for the year.
      The provision for losses on accounts receivable and allowance for doubtful accounts are recognized based on our estimate, which considers our historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data and financial health of specific customers. Our provision for losses on accounts receivable was approximately $67,000 on revenues of $42.3 million. At December 31, 2004 the allowance for doubtful accounts was $152,315, inclusive of approximately $85,000, which resulted from our acquisition of Incurrent. This represents management’s estimate of the probable losses in the accounts receivable balance at December 31, 2004. While the allowance for doubtful accounts and the provision for losses on accounts receivable depend to a large degree on future conditions, management does not forecast significant adverse developments in 2004. We wrote off approximately $14,000 of bad debt in 2004.
      Property and equipment, including leasehold improvements, are recorded at cost. Software and hardware consisting of central processing systems and terminals represent the majority of the property and equipment and are potentially subject to technological changes and obsolescence. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which are generally three to five years. Equipment recorded under capital leases is amortized over the estimated useful life of the asset.
      We capitalize the cost of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP No. 98-1”). Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the development stage. We expense costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are being depreciated on a straight-line basis over a period of three years upon being placed in service. We periodically evaluate the assets for recoverability when events or circumstances indicate a potential impairment.
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
      Professional services revenues consist of implementation fees associated with the linking of our financial institution client’s to our QuotienSM e-financial suite through various networks, web development and hosting fees, training fees and communication services. In accordance with Staff Accounting Bulletin

No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”), which we adopted effective January 1, 2000, implementation fees and related direct implementation costs are recognized on a straight-line basis over the contract term as the services are provided, which typically range from one to five years (generally three years). Prior to 2000, we recognized nonrefundable implementation fees as revenue under the percentage of completion method as certain milestone output measures were completed. Due to the adoption of SAB No. 101, revenue that was previously recognized under our prior revenue recognition policy will be recognized under our revised revenue recognition policy through periods up to 2004 because some contract periods extend through 2004. During the years ended December 31, 2004, 2003 and 2002, we recognized revenue of $6,000, $37,000, and $275,000, respectively, and related direct incremental costs that were included in the cumulative effect adjustment at January 1, 2000. Revenues from web development, web hosting and training are recognized over the term of the contract as the services are provided.
      Other revenues consist of service fees associated with enhanced third-party solutions and termination fees. Service fees for enhanced third-party solutions include fully integrated bill payment and account retrieval through Intuit’s Quicken, check ordering, inter-institution funds transfer, account aggregation and check imaging. Revenues from these service fees are recognized over the term of the contract as the services are provided. Termination fees are recognized upon termination of a contract.
      In December 2002, Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”), was released effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF No. 00-21 establishes new requirements for determining whether an arrangement involving multiple deliverables contains more than one unit of accounting. We adopted EITF No. 00-21 and there has been no material impact on the financial position or results of operations from the adoption of EITF No. 00-21.
      We have a full valuation allowance on our deferred tax asset resulting from our net operating loss carryforwards since the likelihood of the realization of that asset cannot be determined. Our history of losses and relatively limited experience generating taxable income constitute significant negative evidence about the realization of the deferred tax asset. Our projection of future taxable income does not provide positive evidence of equal or greater significance to overcome the negative evidence. Therefore, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”), we recognize a full valuation allowance on our net deferred tax assets until sufficient positive evidence exists that it is “more likely than not” that the benefit will be realized.
      In the third quarter of 2003, we adopted a policy to recognize as assets the amounts underlying bill payment checks drawn upon our escrow accounts that have been outstanding for at least a year after reviewing legal analysis from outside counsel to ensure that there is a basis for making a claim of ownership to such funds. Our policy is to recognize checks that have been outstanding more than a year and are less than $200 as an offset to payment processing costs after taking a 5% reserve on the assets. Checks greater than $200 will be recognized as assets after they are outstanding for two years with no reserve on the assets. During the years ended December 31, 2004 and 2003, we recognized $1.0 and $0.6 million, respectively, in assets as an offset to payment processing costs incurred during those years and have a $39,000 reserve at December 31, 2004.
      Also see Note 2, Summary of Significant Accounting Policies, which discusses accounting policies.
Financial Condition
      While we have achieved net income for the past six quarters and expect our profitability to be sustainable, we have historically experienced operating losses and negative cash flow due to the initial costs of developing our infrastructure and the early revenues typical of an emerging market segment. As a result, at December 31, 2004 we had an accumulated deficit of $78 million. We have funded our operations primarily through the issuance of equity and debt securities. Our ongoing working capital requirements consist primarily of personnel costs related to providing our services and operating, enhancing and maintaining our systems.
      Cash and investments in securities available-for-sale were $6.3 and $13.6 million as of December 31, 2004 and 2003, respectively. The $7.3 million decrease in cash and investments in available for sale securities results from $9.1 million in capital expenditures and $8.2 million in cash used in the acquisition of Incurrent. These cash expenditures were partially offset by $8.9 million in cash generated by operating activities and $1.1 million in cash generated by financing activities.
Results of Operations
      The following table presents certain items derived from our statements of operations expressed as a percentage of revenues.

	Year Ended December 31,

	2004	2003	2002

Statement of Operations Data:
Revenues:
Account presentation services	7.1%	10.6%	16.4%
Payment services	66.9	54.8	47.2
Relationship management services	18.7	22.1	27.9
Professional services and other	7.3	12.5	8.5

Total revenues	100.0	100.0	100.0
Costs and expenses:
Costs of revenues	38.3	40.4	45.2

Gross margin	61.7	59.6	54.8
General and administrative	23.5	22.5	21.8
Sales and marketing	17.5	16.7	16.6
Systems and development	9.0	10.0	13.4

Total expenses	50.0	49.2	51.8

Income from operations	11.7	10.4	3.0
Other income (expense), net	0.4	(1.9)	(3.6)
Debt conversion expense	—	(1.3)	(0.7)

Income (loss) before income tax provision	12.1	7.2	(1.3)
Income tax provision	0.3	—	—

Net income (loss)	11.8%	7.2%	(1.3)%

      Although inflation has slowed in recent years, it is still a factor in our economy and we do not believe it will have a material impact on the results of operations.
Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
          Revenues
      We generate revenue from account presentation services, payment services, relationship management services and professional services and other revenues. Revenues increased $3.9 million, or 10%, to $42.3 million for the year ended December 31, 2004, from $38.4 million for the same period of 2003. This was attributable to a 34% increase in payment services, partially offset by decreases of 25%, 7% and 36% in account presentation services, relationship management services and professional services and other revenues, respectively. Excluding from 2003’s revenue, a one time $2.2 million termination fee received from Cal Fed in the first quarter of 2003, revenues increased $6.1 million, or 17%, for the year ended December 31, 2004 compared to the year ended December 31, 2003.

	Year Ended
	December 31,		Change

	2004	2003	Difference	%

Revenues (in millions):
Account presentation services	$3.0	$4.1	$(1.1)	-25%
Payment services	28.3	21.0	7.3	34%
Relationship management services	7.9	8.5	(0.6)	-7%
Professional services and other	3.1	4.8	(1.7)	-36%

Total revenues	$42.3	$38.4	$3.9	10%
Users and transactions (000s):[3]
Account presentation users	485	416	69	17%
Payment services users	776	528	248	47%
All services users	1,125	841	284	34%
Payment transactions	37,123	24,825	12,298	50%
Average monthly revenue per user:[3]
Account presentation services	$0.56	$0.83	$(0.27)	-33%
Payment services[2]	$3.54	$4.10	$(0.56)	-14%
Adoption rates:[3]
Account presentation services[1]	22.4%	16.8%	5.6%	33%
Payment services[2]	8.2%	5.1%	3.1%	61%

Notes:

[1]	Represents the percentage of users subscribing to our account presentation services out of the total number of checking accounts enabled for account presentation services.

[2]	Represents the percentage of users subscribing to our payment services out of the total number of checking accounts enabled for payment services.

[3]	Excludes card division users.
     Account Presentation Services. During 2004 account presentation services revenues decreased $1.1 million to $3.0 million, driven by the departures of Cal Fed and First Virginia in March and October 2003, respectively, and a decrease in the average monthly revenue per account presentation services user. Account presentation services revenues generated by our client base exclusive of Cal Fed and First Virginia decreased 7% versus 2003 even though the number of year-end account presentation services users increased by 17% compared to the prior year-end. This was the result of a 33% decrease in the average monthly revenue per account presentation services user. This decrease was attributable to the fact that we price our account presentation service largely using a monthly license fee pricing model in an effort to drive adoption of those services. This allows our financial institution clients to register an unlimited number of account presentation services users (as evidenced by the 33% increase in account presentation services adoption in 2004) to whom we can then attempt to up-sell our higher margin bill pay products and other services.
      Payment Services. Payment services revenues increased to $28.3 million in 2004 compared to $21.0 million in the prior year. Even with the departures of Cal Fed and First Virginia during 2003, who together accounted for 4% of payment services revenues in 2003, payment services revenues increased 34%. This was driven by a 47% increase in the number of year-end payment services users and a 50% increase in the number of payment transactions processed during the year. The increases in year-end payment services users and the number of payment transactions processed were driven by two factors: an increase in financial institution clients using our payment services and an increase in payment services adoption. During the 2004 year, the number of financial institution clients using our payment services increased from 633 clients to 716 clients. Additionally, we increased the adoption rate of our payment services from 5.1% at the end of 2003 to 8.2% at the end of 2004.
      Relationship Management Services. Relationship management services revenues decreased from $8.5 million in 2003 to $7.9 million in 2004 as a result of the departures of Cal Fed and First Virginia in March and October 2003, respectively. Relationship management services revenues generated by our remaining client base, however, increased 4% compared to 2003, driven by an increase of 34% in the number of year-end users utilizing either account presentation or payment services. We expect relationship management services revenues growth to continue to flatten as more of our financial institution clients move to a monthly license fee pricing model similar to the one we use for account presentation services.
      Professional Services and Other. Professional services and other revenues decreased $1.7 million from $4.8 million in 2003 to $3.1 million in 2004. This decrease was the result of a $2.2 million termination payment received from Cal Fed in 2003. We received $0.8 million in termination payments during the year ended December 31, 2004, compared to $2.8 million during the year ended December 31, 2003.
          Costs and Expenses

	Year Ended
	December 31,		Change

	2004[1]	2003[1]	Difference[1]	% Difference

Revenues	$42.3	$38.4	$3.9	10%
Costs of revenues	16.2	15.5	0.7	5%

Gross profit	$26.1	$22.9	$3.2	14%
Gross margin	62%	60%	2%	3%
Operating expenses
General & administrative	$9.9	$8.6	$1.3	15%
Sales & marketing	7.4	6.5	0.9	15%
Systems & development	3.8	3.8	—	-1%

Total operating expenses	21.1	18.9	2.2	12%

Income from operations	5.0	4.0	1.0	23%
Other expense, net	—	(1.2)	1.2

Net income	$5.0	$2.8	$2.2	80%

Diluted income per share	$0.25	$0.17	$0.08	47%
Average monthly metrics per user:[3]
Recurring revenues[2]	$3.27	$3.84	$(0.57)	-15%
Recurring costs of revenues[2]	1.24	1.60	(0.36)	-23%

Recurring gross profit	$2.03	$2.24	$(0.21)	-9%
Recurring gross margin	62%	58%	4%	7%

Notes:

[1]	In millions except for diluted income per share and per user metrics.

[2]	Calculation excludes revenues and costs associated with professional services and implementation activities.

[3]	Excludes card division users.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional service work. Costs of revenues increased by $0.7 million, or 5%, to $16.2 million for the year ended December 31, 2004, from $15.5 million for the same period in 2003. This increase was primarily attributable to $0.8 and $0.1 million increases in bill payment processing costs and systems operations support costs, respectively, partially offset by $0.2 and $0.1 million decreases in bank implementation costs and telecommunications costs, respectively. The increases in payment processing and systems operations support costs resulted from increases in the number of billable users and transactions and in the cost of supporting the systems on which our users conduct their transactions. The decrease in bank implementation costs is the result of lower cost per new client implementation, while the decrease in telecommunications costs is the result of cost reductions we received from our telecommunication vendors.

Although total cost of revenues increased by 5% in 2004, the average monthly recurring cost of revenues per user decreased by 23% due to leveraging our relatively fixed costs of revenues over the number of customers using our services, which increased by 34%. Additionally, beginning in the third quarter of 2003, we began to offset payment costs with idle funds we recapture from bill payment transactions that have not been completed after 12 or 24 months from the authorization of the transactions. Our policy is to recover and recognize as assets, funds from checks that have been outstanding more than a year and are less than $200 as an offset to payment processing costs. Checks greater than $200 will be recognized as assets after they are outstanding for two years. The amount of funds recovered and recognized in 2004 and 2003 was $1.0 and $0.6 million, respectively, and excluding the impact of the increase of these offsets, bill payment processing costs would have increased by $1.2 million, and costs of revenues would have increased by $1.1 million.
      Gross Profit. Gross profit increased to $26.1 million for the year ended December 31, 2004 from $22.9 million for the same period of 2003. Gross margin improved to 62% from 60% in the prior year, due to increased service fees leveraged over our relatively fixed cost of revenues and an increase in offsets to payment costs resulting from the recovery and recognition of idle funds. Excluding from revenue the one-time $2.2 million termination fee received from Cal Fed in 2003, gross margin would have been 57% in 2003.
      General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $1.3 million, or 15%, to $9.9 million in 2004, from $8.6 million in 2003. The increase in general and administrative expenses was primarily attributable to increased depreciation expenses resulting from an increase in capital expenditures, increased fees related to Sarbanes-Oxley compliance, increased rent due to overlapping lease terms related to the move of our corporate headquarters and increased salary and benefits costs as a result of additional headcount and increased executive salaries.
      Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $0.9 million, or 15%, to $7.4 million in 2004, from $6.4 million in 2003. The primary reasons for the increase in sales and marketing expenses was increased salary and benefits costs as a result of increased headcount, increased remuneration expenses to our reseller partners owing to higher user and transaction volumes and higher consumer marketing expenses.
      Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses remained unchanged at $3.8 million in 2004. Although salaries and benefits costs and consulting costs increased compared to 2003, these increased costs were incurred working on capitalizable projects as defined by SOP No. 98-1. These projects included major enhancements to our applications infrastructure, development of new applications utilizing our patented pin-less debit gateway and development of new application programming interfaces that will create more alternatives for our billpay-only clients to access our platform. We capitalized $2.7 million of development costs associated with software developed or obtained for internal use in 2004, compared to $1.6 million in 2003.
      Income from Operations. Income from operations increased $1.0 million, or 23%, to $5.0 million for the twelve months ended December 31, 2004 from $4.0 million in 2003. The increase in income from operations was due to an increase in service fee revenues leveraged over relatively fixed costs. Additionally, excluding the one-time $2.2 million termination fee received from Cal Fed in 2003, income from operations would have increased $3.2 million compared to 2003.
      Other Expense, Net. Interest income increased $68,000, or 86%, to $147,000 for the twelve months ended December 31, 2004, from $79,000 for the same period of 2003. The increase was due to higher average cash balances compared to 2003 and rising interest rates. Interest expense and debt repurchase/conversion expense decreased $1.3 million to $3,000 in 2004, as the result of lower interest expense and amortization of debt issuance costs due to the repurchase and conversion of the entire $12.0 million of Convertible Notes in 2003.

      Net Income Per Share. Net income was $5.0 million for the year ended December 31, 2004, compared to $2.8 million for the same period of 2003. Basic income per share was $0.28 and $0.18 for the years ended December 31, 2004 and 2003, respectively, while diluted income per share was $0.25 and $0.17 for the years ended December 31, 2004 and 2003, respectively.
Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002
          Revenues
      We generate revenues from account presentation services, payment services, relationship management services and professional services and other revenues. Revenues increased $6.0 million, or 19%, to $38.4 million for the year ended December 31, 2003, from $32.4 million for the same period of 2002. This increase was attributable to 38% and 75% increases in payment services and professional services and other revenues, respectively, partially offset by 23% and 6% decreases in account presentation services and relationship management services revenues, respectively. Excluding from 2003’s revenue a one time $2.2 million termination fee received from Cal Fed in the first quarter of 2003, revenues increased $3.8 million, or 12%, for the year ended December 31, 2003 compared to the year ended December 31, 2002.

	Year Ended
	December 31,		Change

	2003	2002	Difference	%

Revenues (in millions):
Account presentation services	$4.1	$5.3	$(1.2)	-23%
Payment services	21.0	15.3	5.7	38%
Relationship management services	8.5	9.0	(0.5)	-6%
Professional services and other	4.8	2.8	2.0	75%

Total revenues	$38.4	$32.4	$6.0	19%
Users and transactions (000s):[3]
Account presentation users	416	403	13	3%
Payment services users	528	327	201	61%
All services users	841	623	218	35%
Payment transactions	24,825	16,491	8,334	51%
Average monthly revenue per user:[3]
Account presentation services	$0.83	$1.24	$(0.41)	-33%
Payment services	4.10	4.50	(0.40)	-9%
Adoption rates:[3]
Account presentation services[1]	16.8%	11.2%	5.6%	50%
Payment services[2]	5.1%	4.2%	0.9%	21%

Notes:

[1]	Represents the percentage of users subscribing to our account presentation services out of the total number of checking accounts enabled for account presentation services.

[2]	Represents the percentage of users subscribing to our payment services out of the total number of checking accounts enabled for payment services.

[3]	Excludes card division users.

     Account Presentation Services. During 2003 account presentation services revenues decreased $1.2 million to $4.1 million, driven by the departures of Cal Fed and First Virginia in March and October 2003, respectively, and a decrease in the average monthly revenue per account presentation services user. Account presentation services revenues generated by our client base exclusive of Cal Fed and First Virginia remained flat versus 2002 even though the number of year-end account presentation services users increased by 3% compared to the prior year-end. This was the result of a 33% decrease in the average monthly revenue per account presentation services user. This decrease was attributable to our decision to move from a monthly user fee pricing model to a monthly license fee pricing model for account presentation services in an effort to drive adoption of those services. This allows our financial institution clients to register an unlimited number of account presentation services users (as evidenced by the 50% increase in account presentation services adoption in 2003) to whom we can then attempt to up-sell our higher margin bill pay products and other services.
      Payment Services. Payment services revenues increased to $21.0 million in 2003 compared to $15.3 million in the prior year. Even with the departures of Cal Fed and First Virginia during 2003, payment services revenues increased 38%, driven by a 61% increase in the number of year-end payment services users and a 51% increase in the number of payment transactions processed during the year. The increases in year-end payment services users and the number of payment transactions processed were driven by two factors: an increase in financial institution clients using our payment services and an increase in payment services adoption. During 2003, the number of financial institution clients using our payment services increased from 534 clients to 633 clients. Additionally, we increased the adoption rate of our payment services from 4.2% at the end of 2002 to 5.1% at the end of 2003.
      Relationship Management Services. Relationship management services revenues decreased from $9.0 million in 2002 to $8.5 million in 2003 as a result of the departures of Cal Fed and First Virginia in March and October 2003, respectively. Relationship management services revenues generated by our remaining client base, however, increased 20% compared to 2002, driven by an increase of 35% in the number of year-end users utilizing either account presentation or payment services.
      Professional Services and Other. Professional services and other revenues increased $2.0 million from $2.8 million in 2002 to $4.8 million in 2003. This increase was the result of a $2.2 million termination payment received from Cal Fed. Including this payment, we received $2.8 million in termination payments during the year ended December 31, 2003, compared to $0.5 million during the year ended December 31, 2002. This increase in termination payments during 2003 resulting from the Cal Fed termination payment was offset by a decrease in implementation fee revenue resulting from lower average implementation fees per enabled bank.

Costs and Expenses

	Year Ended
	December 31,		Change

	2003[1]	2002[1]	Difference[1]	% Difference

Revenues	$38.4	$32.4	$6.0	19%
Costs of revenues	15.5	14.7	0.8	6%

Gross profit	$22.9	$17.7	$5.2	29%
Gross margin	60%	55%	5%	9%
Operating expenses
General & administrative	$8.6	$7.0	$1.6	23%
Sales & marketing	6.5	5.4	1.1	20%
Systems & development	3.8	4.3	(0.5)	(12)%

Total operating expenses	18.9	16.7	2.2	13%

Income from operations	4.0	1.0	3.0	311%
Other expense, net	(1.2)	(1.4)	0.2

Net income (loss)	$2.8	$(0.4)	$3.2

Diluted income (loss) per share	$0.17	$(0.03)	$0.20
Average monthly metrics per user:[3]
Recurring revenues[2]	$3.84	$4.51	$(0.67)	(15)%
Recurring costs of revenues[2]	1.60	2.02	(0.42)	(21)%

Recurring gross profit	$2.24	$2.49	$(0.25)	(10)%
Recurring gross margin	58%	55%	3%	6%

Notes:

[1]	In millions except for diluted income (loss) per share and per user metrics.

[2]	Calculation excludes revenues and costs associated with professional services and implementation activities.

[3]	Excludes card division users.
     Costs of Revenues. Costs of revenues are the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional service work. Costs of revenues increased by $0.8 million, or 6%, to $15.5 million for the year ended December 31, 2003, from $14.7 million for 2002. This increase was primarily attributable to a $1.0 million increase in bill payment processing costs, a $0.5 million increase in systems operations support costs and a $0.3 million increase in telecommunications costs, offset by a $0.8 million decrease in customer service costs. The increases in payment processing, systems operations support and telecommunications costs resulted from increases in the number of billable users and transactions and in the cost of supporting the systems on which our users conduct their transactions. The decrease in customer service costs was due to reductions in headcount resulting from technological efficiencies implemented over the past two years. Although total costs of revenues increased by 6% in 2003, the average monthly recurring costs of revenues per user decreased by 21% due to a 35% increase in the number of customers using our services. Additionally, beginning in the third quarter of 2003, we began to offset payment costs with idle funds we recapture from bill payment transactions that have not been completed after 12 or 24 months from the authorization of the transactions. The amount of funds recovered and recognized in 2003 was $0.6 million, and excluding the impact of these offsets, bill payment processing costs would have increased by $1.6 million, and costs of revenues would have increased by $1.4 million.
      Gross Profit. Gross profit increased to $22.9 million for the year ended December 31, 2003 from $17.7 million for the same period of 2002. Gross margin improved to 60% from 55% in the prior year, due to increased service fees leveraged over our relatively fixed cost of revenues and the $2.2 million termination fee received from Cal Fed. Gross profit also improved as a result of improved efficiency from technology development and cost control initiatives.
      General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $1.6 million, or 23%, to $8.6 million in 2003, from $7.0 million in 2002. The increase in general and administrative expenses was primarily attributable to increased salary and benefits costs, including the implementation of a profit sharing plan in 2003, and increased depreciation expenses.
      Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $1.1 million, or 20%, to $6.5 million in 2003, from $5.4 million in 2002. The primary reason for the increase in sales and marketing expenses was increased salary and benefits costs, including the implementation of a profit sharing plan in 2003.
      Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses decreased $0.5 million, or 12%, to $3.8 million in 2003, from $4.3 million in 2002. The decrease in our systems and development expenses was due to an increase in work associated with capitalizable projects as defined by SOP No. 98-1. These projects included major enhancements to our applications infrastructure and development of our Money HQsm product. We capitalized $1.6 million of development costs associated with software developed or obtained for internal use in 2003, compared to $1.1 million in 2002. The decrease in expenses related to this shift in work was partially offset by an increase in salary and benefits costs, including the implementation of a profit sharing plan in 2003.
      Income from Operations. Income from operations increased $3.0 million, or 311%, to $4.0 million for the year ended December 31, 2003 from $1.0 million in 2002. The significant increase in income from operations was primarily due to increases in service fee revenues leveraged over relatively fixed costs and the $2.2 million termination fee received from Cal Fed in 2003.
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
Liquidity and Capital Resources
      Since inception, we have primarily financed our operations through private placements and public offerings of our common and preferred stock and the issuance of debt. We have also entered into various capital lease financing agreements. Cash and investments in available for sale securities were $6.3 million and $13.6 million as of December 31, 2004 and 2003, respectively. The $7.3 million decrease in cash and investments in available for sale securities results from $9.1 million in capital expenditures and $8.2 million in cash used in the acquisition of Incurrent. These cash expenditures were partially offset by $8.9 million in cash generated by operating activities and $1.1 million in cash generated by financing activities.

      Net cash provided by operating activities was $8.9 million for the year ended December 31, 2004 as compared to $7.0 million during the year ended December 31, 2003. Of the $8.9 million in cash generated by operating activities in 2004, 91% was recurring in nature, while 60% of the $7.0 million in cash generated by operating activities in 2003 was recurring in nature.
      Net cash used in investing activities for the year ended December 31, 2004 was $12.6 million, which was the result of $9.1 million in capital expenditures and $8.2 million used in the acquisition of Incurrent, partially offset by a net increase of $4.7 million in securities available-for-sale. Of the $9.1 million in capital expenditures, approximately $4.7 million was related to the move of our corporate headquarters ($1.7 of which was reimbursed by the landlord in January 2005 and recorded as a lease incentive obligation as of December 31, 2004), approximately $2.7 million was related to the cost of software developed for internal use and $1.7 was related to recurring capital expenditures for property and equipment. On December 22, 2004, we issued 1,000,014 of our shares of common stock to the Incurrent shareholders. We also paid to, and for the benefit of, the Incurrent shareholders, approximately $7.9 million in cash and incurred approximately $0.3 million in transaction costs. For the year ended December 31, 2003, net cash used in investing activities was $4.2 million, of which approximately $1.5 million was used in the net purchase of securities available-for-sale and $2.7 million was used for capital expenditures.
      Net cash provided by financing activities was $1.2 million in the year ended December 31, 2004 as compared to $2.5 million in the year ended December 31, 2003. During 2004 we generated $1.3 million in cash through the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan. Additionally, we used $0.1 million in the repayment of capital lease obligations. During 2003 we generated $6.6 million in cash — $4.4 million through a private stock placement in June 2003, and $2.2 million through the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan. The Company used $3.9 million of the June 2003 private stock placement to repurchase $3.9 million in Convertible Notes. Additionally, the Company used $0.2 million in the repayment of capital lease obligations.
      Our material commitments under operating and capital leases and purchase obligations are as follows:

	Total	2005	2006	2007	Thereafter

Capital lease obligations	$10,573	$10,573	$—	$—	$—
Operating lease	19,153,323	2,200,753	2,420,520	1,946,223	12,585,827
Purchase obligations	880,000	410,000	350,000	120,000	—

Total obligations	$20,043,896	$2,621,326	$2,770,520	$2,066,223	$12,585,827

      On May 21, 2004, we executed a ten-year lease covering 74,000 square feet of office and data center space. The rent commencement date of the new lease was October 1, 2004, and the total obligation related to the lease is $17.3 million. We also executed an amendment to the lease related to our pre-existing facility that allows us to occupy a portion of the facility from October 1, 2004 through July 31, 2007. The total obligation related to the amendment is $1.0 million. Finally, through the acquisition of Incurrent in December 2004, we succeeded to the lease related to Incurrent’s office space in Parsippany, New Jersey, which runs through January 2007. The total obligation related to that lease is $0.9 million.
      Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of our marketing effort. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related equipment, and personnel.
      We currently believe that cash on hand, investments and the cash we expect to generate from operations will be sufficient to meet our current anticipated cash requirements for at least the next twelve months. We expect to have additional cash requirements in the first two quarters of 2005 related to the build-out of and move of our data center to our new office facilities in the first quarter of 2005. Also, we expect to have additional cash requirements over the next two to three years because of efforts we are undertaking to upgrade and rewrite certain of our infrastructure applications. We forecast that all incremental expenses related to this undertaking can be financed out of cash provided by operating activities. We have recently filed a registration statement to sell approximately 4.1 million primary shares of our common stock in February 2005, the proceeds of which we intend to use for acquisitions and accelerating development of products and services.
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

	December 31, 2004

	Amortized Cost	Fair Value	Interest Rate

U.S. government treasury obligations	$798,682	$798,720	1.70%
Mortgage backed securities	150,342	150,180	3.42%
Commercial obligations	350,000	350,009	2.49%

Total investments	$1,299,024	$1,298,909

Item 8.     Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The management of Online Resources Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed under the supervision of the Company’s principal executive, principal financial and principal accounting officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.
      The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.
      Since Incurrent Solutions, Inc. was acquired on December 22, 2004, management did not assess the effectiveness of internal control over financial reporting at this entity because it was not possible to conduct an assessment of the entity’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the registered public accounting firm that audited the Company’s financial statements, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Shareholders and Board of Directors
Online Resources Corporation
      We have audited management’s assessment, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting,” that Online Resources Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Online Resources Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As indicated in the accompanying “Management’s Report On Internal Control Over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Incurrent Solutions, Inc., which is included in the December 31, 2004 consolidated financial statements of Online Resources Corporation and constituted $4,549,062 and $2,344,375 of total and net assets, respectively, as of December 31, 2004 and $0 of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity for 2004 because it was not possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment. Our audit of internal control over financial reporting of Online Resources Corporation also did not include an evaluation of the internal control over financial reporting of Incurrent Solutions, Inc.
      In our opinion, management’s assessment that Online Resources Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Online Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Online Resources Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Online Resources Corporation and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
McLean, Virginia
March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors
Online Resources Corporation
      We have audited the accompanying consolidated balance sheets of Online Resources Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Online Resources Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Online Resources Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
McLean, Virginia
March 8, 2005

ONLINE RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$4,992,401	$7,650,057
Investments	1,298,909	5,983,869
Accounts receivable (net of allowance of approximately $152,000 and $67,000 at December 31, 2004 and 2003, respectively)	8,516,471	3,935,513
Deferred implementation costs	460,600	493,689
Prepaid expenses and other current assets	2,634,961	910,631

Total current assets	17,903,342	18,973,759
Property and equipment, net	13,099,829	7,344,170
Deferred implementation costs, less current portion	420,035	416,518
Goodwill	11,272,463	—
Intangible assets	1,569,800	—
Other assets	351,157	117,512

Total assets	$44,616,626	$26,851,959

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,654,650	$646,531
Accrued expenses and other current liabilities	1,509,020	660,473
Accrued compensation	1,808,233	1,526,926
Deferred revenues	972,890	585,804
Deferred rent obligation	158,237	—
Capital lease obligation	10,573	97,031

Total current liabilities	6,113,603	3,516,765
Deferred revenues, less current portion	379,036	302,535
Deferred rent obligation, less current portion	1,524,828	—
Capital lease obligation, less current portion	—	10,521
Other long term liabilities	133,580	51,219

Total liabilities	8,151,047	3,881,040
Commitments and contingencies	—	—
Stockholders’ equity
Series A convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued at December 31, 2004 and 2003	—	—
Series B junior participating preferred stock, $0.01 par value; 297,500 shares authorized; none issued at December 31, 2004 and 2003	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 19,340,222 issued and 19,264,697 outstanding at December 31, 2004; and 17,887,727 issued and 17,812,202 outstanding at December 31, 2003	1,926	1,781
Additional paid-in capital	114,647,954	106,128,290
Accumulated deficit	(77,956,386)	(82,936,679)
Treasury stock, 75,525 shares at December 31, 2004 and 2003	(227,800)	(227,800)
Accumulated other comprehensive (loss) income	(115)	5,327

Total stockholders’ equity	36,465,579	22,970,919

Total liabilities and stockholders’ equity	$44,616,626	$26,851,959

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,

	2004	2003	2002

Revenues:
Account presentation services	$3,029,527	$4,064,083	$5,309,558
Payment services	28,277,468	21,041,685	15,253,963
Relationship management services	7,895,151	8,501,014	9,039,989
Professional services and other	3,083,306	4,800,833	2,750,673

Total revenues	42,285,452	38,407,615	32,354,183
Costs and expenses:
Service costs	14,894,206	14,020,014	13,020,405
Implementation and other costs	1,307,332	1,482,550	1,607,576

Costs of revenues	16,201,538	15,502,564	14,627,981

Gross profit	26,083,914	22,905,051	17,726,202
General and administrative	9,931,123	8,627,640	7,037,884
Sales and marketing	7,415,788	6,433,211	5,368,177
Systems and development	3,792,611	3,830,565	4,344,765

Total expenses	21,139,522	18,891,416	16,750,826

Income from operations	4,944,392	4,013,635	975,376
Other income (expense):
Interest income	147,185	79,090	126,876
Interest expense	(3,391)	(817,603)	(1,260,209)
Other income (expense)	38,107	(455)	(35,072)
Debt repurchase/conversion expense	—	(495,113)	(212,554)

Total other income (expense)	181,901	(1,234,081)	(1,380,959)

Income (loss) before income tax provision	5,126,293	2,779,554	(405,583)
Income tax provision	146,000	15,785	—

Net income (loss)	$4,980,293	$2,763,769	$(405,583)

Income (loss) per share:
Basic income (loss) per share	$0.28	$0.18	$(0.03)
Diluted income (loss) per share	$0.25	$0.17	$(0.03)
Shares used in calculation of income (loss) per share:
Basic	18,057,270	15,140,538	13,520,642
Diluted	20,128,093	16,685,602	13,520,642
See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Receivable
							Accumulated	From the
	Common Stock		Additional				Other	Sale of	Total
			Paid-in	Accumulated	Deferred Stock	Treasury	Comprehensive	Common	Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Stock	Income	Stock	Equity

Balance at December 31, 2001	13,248,390	$1,325	$89,937,671	$(85,294,865)	$(60,924)	$(148,581)	$25,370	$(122,381)	$4,337,615
Comprehensive loss:
Net loss	—	—	—	(405,583)	—	—	—	—	(405,583)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(10,718)	—	(10,718)

Comprehensive loss									(416,301)
Exercise of common stock options	189,955	19	291,150	—	—	—	—	—	291,169
Conversion of notes payable	295,031	30	1,141,818	—	—	—	—	—	1,141,848
Issuance of common stock	29,395	2	45,906	—	—	—	—	—	45,908
Cancellation of over-issued shares	(25,673)	(3)	3	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	(6,195)	—	60,924	—	—	—	54,729
Surrender of stock subscription receivable	(30,677)	(3)	3	—	—	(79,219)	—	122,381	43,162

Balance at December 31, 2002	13,706,421	1,370	91,410,356	(85,700,448)	—	(227,800)	14,652	—	5,498,130
Comprehensive income:
Net income	—	—	—	2,763,769	—	—	—	—	2,763,769
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(9,325)	—	(9,325)

Comprehensive income									2,754,444
Exercise of common stock options	746,911	75	2,167,806	—	—	—	—	—	2,167,881
Issuance of common stock	1,357,556	136	4,450,328	—	—	—	—	—	4,450,464
Conversion of notes payable	2,001,314	200	8,099,800	—	—	—	—	—	8,100,000

Balance at December 31, 2003	17,812,202	1,781	106,128,290	(82,936,679)	—	(227,800)	5,327	—	22,970,919
Comprehensive income:
Net income	—	—	—	4,980,293	—	—	—	—	4,980,293
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(5,442)	—	(5,442)

Comprehensive income									4,974,851
Exercise of common stock options	424,434	42	1,072,572	—	—	—	—	—	1,072,614
Issuance of common stock	28,047	3	157,090	—	—	—	—	—	157,093
Issuance of common stock in connection with Incurrent acquisition	1,000,014	100	7,290,002						7,290,102

Balance at December 31, 2004	19,264,697	$1,926	$114,647,954	$(77,956,386)	$—	$(227,800)	$(115)	$—	$36,465,579

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2004	2003	2002

Operating activities
Net income (loss)	$4,980,293	$2,763,769	$(405,583)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Debt conversion expense	—	495,113	212,554
Depreciation and amortization	3,665,074	3,137,072	2,679,727
Amortization of debt issuance costs	—	164,766	252,663
Stock compensation	—	—	97,891
Loss on disposal of assets	38,014	—	—
Provision for losses on accounts receivable	—	(10,000)	88,000
Net realized loss (gain) on investments	12,939	(6,867)	(10,035)
Amortization of bond (discount) premium	(37,590)	1,366	(6,892)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(1,963,602)	(99,712)	(1,278,063)
Prepaid expenses and other current assets	(1,592,810)	(138,645)	(22,789)
Deferred implementation costs	29,572	121,931	641,374
Other assets	(78,645)	332,568	513,094
Accounts payable	1,008,119	(244,782)	166,629
Accrued expenses and other current liabilities	572,085	459,757	374,436
Other long term liabilities	82,361	51,219	—
Lease incentive obligation	1,683,065	—	—
Deferred revenues	463,587	888	(559,468)

Net cash provided by operating activities	8,862,462	7,028,443	2,743,538
Investing activities
Purchases of property and equipment	(9,158,494)	(2,677,013)	(3,670,833)
Purchases of available-for-sale securities	(11,482,953)	(12,658,680)	(6,117,950)
Sales of available-for-sale securities	16,187,121	11,165,864	7,212,652
Acquisition of Incurrent, net of cash acquired	(8,198,520)	—	—

Net cash used in investing activities	(12,652,846)	(4,169,829)	(2,576,131)
Financing activities
Net proceeds from issuance of common stock	1,229,707	6,618,345	337,077
Repayment of capital lease obligations	(96,979)	(217,852)	(333,786)
Repurchase of notes payable	—	(3,900,000)	—

Net cash provided by financing activities	1,132,728	2,500,493	3,291

Net (decrease) increase in cash and cash equivalents	(2,657,656)	5,359,107	170,698
Cash and cash equivalents at beginning of year	7,650,057	2,290,950	2,120,252

Cash and cash equivalents at end of year	$4,992,401	$7,650,057	$2,290,950

Supplemental information to statement of cash flows:
Cash paid for interest	$10,403	$830,170	$1,061,917
Income taxes paid	37,274	48,500	—
Conversion of notes payable	—	8,100,000	1,000,000
Net unrealized loss on investments	(5,442)	(9,325)	(10,718)
Common stock issued in connection with Incurrent acquisition	7,290,102	—	—
See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION
      Online Resources Corporation (the “Company”) is a leading outsourcer of web-based account presentation, payment and relationship management services to financial services providers nationwide. The Company offers services, branded in the clients’ name, that integrate seamlessly into a single-vendor, end-to-end solution, supported by 24x7 customer care, targeted consumer marketing, training and other network and technical professional products and services. The Company currently operates in two business segments — the Banking and eCommerce Division and the Card and Credit Services Division. The Card and Credit Services Division is the result of the acquisition of Incurrent on December 22, 2004. Since the acquisition occurred on December 22, 2004, however, no revenues or costs for the Card and Credit Services Division are included in the consolidated statement of operations for 2004 since its results were immaterial to the Company’s results.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
      The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
      The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash held for bill payments in process is immediately disbursed on behalf of users and no net cash balance is reflected on the Company’s consolidated financial statements.
Fair Value of Financial Instruments
      At December 31, 2004, the carrying value of the following financial instruments: cash and cash equivalents, investments in available-for-sale securities, accounts receivable, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.
Concentration of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and investments in available-for-sale securities. The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution. At December 31, 2004 and 2003, the Company had cash and cash equivalent accounts in excess of the FDIC insured limits. Investments in available-for-sale securities are limited to investment-grade securities. The fair value of the Company’s financial instruments is substantially equivalent to their carrying value and, although there is some credit risk associated with theses instruments, the Company believes this risk to be insignificant.
Allowance for Doubtful Accounts
      The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the nature of the customers being financial

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
institutions and credit unions as well as the number of its customers and geographic areas. The Company maintains an allowance for doubtful accounts to provide for probable losses in accounts receivable.
Property and Equipment
      Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives, which are generally three to five years. Equipment recorded under capital leases is also amortized over the lease term or the asset’s estimated useful life. Depreciation and amortization expense was $3.7 million, $3.1 million, and $2.7 million for the years ended December 31, 2004, 2003, and 2002, respectively.
Systems and Development
      The Company capitalizes the cost of computer software developed or obtained for internal use in accordance with SOP No. 98-1. Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are being depreciated on the straight-line method over a period of three years upon being placed in service.
Goodwill and Intangible Assets
      With the acquisition of Incurrent on December 22, 2004, the Company recorded intangible assets and goodwill in accordance with SFAS No. 141, Business Combinations. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and is tested at the reporting unit level at least annually or whenever events or circumstances indicate that goodwill might be impaired. Other intangible assets include customer relationships and acquired technology, and they are amortized using the straight-line method over the periods benefited, which is five years. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. See Note 3.
Impairment of Long-Lived Assets
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically evaluates the recoverability of long-lived assets, including deferred implementation costs, property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no indicators of impairment that might indicate that impairment exists for a particular asset group.
Income Taxes
      The Company has a full valuation allowance on its deferred tax asset resulting from net operating loss carryforwards since the likelihood of the realization of that asset cannot be determined. The Company’s history of losses and relatively limited experience generating taxable income constitute significant negative evidence about the realization of the deferred tax asset. The Company’s projection of future taxable income does not provide positive evidence of equal or greater significance to overcome the negative evidence. Therefore, in accordance with SFAS No. 109, the Company recognizes a full valuation allowance on its net deferred tax assets until sufficient positive evidence exists that it is “more likely than not” that the benefit will be realized. See note 8 for further discussion.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Reclassification
      Certain amounts reported in prior periods have been reclassified to conform to the 2004 presentation.
Revenue Recognition
      The Company generates revenues from service fees, professional services, and other supporting services. Service fees are primarily generated by one of the Company’s three business lines: account presentation services, payment services and relationship management services. Revenues from service fees include new user registration fees, user fees, transaction fees, and relationship marketing support fees. Revenues from service fees are recognized on a monthly basis over the term of the contract as the services are provided.
      Professional services revenues consist of implementation fees associated with the linking of the Company’s financial institution clients to the Company’s QuotienSM e-financial suite through various networks, web development and hosting fees, training fees and communication services. In accordance with SAB No. 101, implementation fees and related direct implementation costs are recognized on a straight-line basis over the contract term, which typically range from three to five years. Due to the adoption of SAB No. 101, revenue that was previously recognized under the Company’s prior revenue recognition policy will be recognized under the Company’s revised revenue recognition policy through periods up to 2004 because some contract periods extend through 2004. During the years ended December 31, 2004, 2003 and 2002, the Company recognized revenue of $6,000, $37,000 and $275,000, respectively, and related direct incremental costs that were included in the cumulative effect adjustment at January 1, 2000. Revenues from web development, web hosting and training are recognized on a monthly basis over the term of the contract as the services are provided.
      Other revenues consist of service fees associated with enhanced third-party solutions and termination fees. Service fees for enhanced third-party solutions include fully integrated bill payment and account retrieval through Intuit’s Quicken, check ordering, inter-institution funds transfer, account aggregation and check imaging. Revenues from these service fees are recognized on a monthly basis over the term of the contract as the services are provided. Termination fees are recognized upon termination of a contract.
      In December 2002, EITF No. 00-21, was released effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF No. 00-21 establishes new requirements for determining whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company adopted EITF No. 00-21 in 2003, and there has been no material impact on the Company’s financial position or results of operations from the adoption of EITF No. 00-21.
Major Customer
      One of the Company’s financial institution clients, Cal Fed, accounted for approximately $3.4 and $4.8 million, or 9% and 15% of the Company’s revenues, for the years ended December 31, 2003 and 2002, respectively. During 2002, Citigroup acquired Cal Fed, and converted the Cal Fed customers to the Citigroup banking and bill payment platform in the first quarter of 2003. The Company extended its full service contract with Cal Fed through the first quarter of 2003 and terminated a subsequent bill payment only contract that was to run through 2005. In consideration of this extension and termination, the Company received a combination of service and termination fee revenue of $3.3 million that was recognized in the first quarter of 2003.
Advertising Costs
      The Company expenses advertising costs as incurred. The Company incurred $6,685, $695, and $250 in advertising costs for the years ended December 31, 2004, 2003 and 2002, respectively.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recognition of Amounts from Outstanding Bill Payment Checks
      In the third quarter of 2003, the Company adopted a policy to recognize as assets the amounts underlying bill payment checks drawn upon its escrow accounts that have been outstanding for at least a year after reviewing legal analysis to ensure that there is a basis for making a claim of ownership to such funds. The Company’s policy is to recognize checks that are more than a year outstanding and less than $200 after one year as an offset to payment processing costs after taking a 5% reserve on the assets. Checks greater than $200 are recognized as assets after they are outstanding for two years with no reserve on the assets. During the years ended December 31, 2004 and 2003, the Company recognized $1.0 and $0.6 million, respectively, in assets as an offset to payment processing costs incurred during those years and has a $39,000 reserve at December 31, 2004.
Net Income (Loss) Per Share
      Net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding. Shares associated with stock options, warrants and convertible securities are not included to the extent they are anti-dilutive.
Comprehensive Income
      SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive income or loss be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet.
      The following table summarizes the Company’s comprehensive income (loss):

	Year ended December 31,

	2004	2003	2002

Net income (loss)	$4,980,293	$2,763,769	$(405,583)
Unrealized loss on marketable securities	(5,442)	(9,325)	(10,718)

Total comprehensive income (loss)	$4,974,851	$2,754,444	$(416,301)

Stock-Based Compensation
      The Company has accounted for stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). In electing to continue to follow APB No. 25 for expense recognition purposes, the Company has provided below the expanded disclosures required under SFAS No. 148 for stock-based compensation granted, including, if materially different from reported results, disclosure of pro forma net earnings or losses and earnings or losses per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).
      The weighted-average fair values at date of grant for options granted during 2004, 2003, and 2002 with an exercise price equal to the market price of the Company’s stock on date of grant were $4.79, $3.49 and $2.27, respectively. The weighted-average fair values at date of grant for options granted during 2004 and 2002 with an exercise price greater than the market price of the Company’s stock on date of grant were $4.89 and $2.20, respectively. No options were issued in 2003 with an exercise price greater than the market price of the Company’s stock on date of grant, and no options were issued in 2004, 2003 and 2002 with an exercise price

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
less than the market price of Company’s stock on date of grant. The fair values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended December 31,

	2004	2003	2002

Dividend yield	—	—	—
Expected volatility	84%	91%	104%
Risk-free interest rate	3.42%	2.97%	4.91%
Expected life in years	5.2	5.2	6.6
      A reconciliation of the Company’s net income (loss) to pro forma net income (loss), and the related basic and diluted pro forma loss per share amounts, for the years ended December 31, 2004, 2003,and 2002, is provided below. For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123. Further, pro forma stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period.

	Year Ended December 31,

	2004	2003	2002

Net income (loss) as reported	$4,980,293	$2,763,769	$(405,583)
Adjustment to net income (loss) for:
Stock based compensation included in net income (loss)	—	—	97,891
Pro forma stock-based compensation expense	(2,244,518)	(2,558,313)	(4,567,065)

Pro forma net income (loss)	$2,735,775	$205,456	$(4,874,757)

Basic net income (loss) per share
As reported	$0.28	$0.18	$(0.03)
Pro forma	$0.15	$0.01	$(0.36)
Diluted net income (loss) per share
As reported	$0.25	$0.17	$(0.03)
Pro forma	$0.14	$0.01	$(0.36)
Recent Pronouncements
      As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation expenses for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s, Share-Based Payment (“SFAS No. 123(R)”) fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, however, had we adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in Note 2 to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in the years ended December 31, 2004, 2003 and 2002 for such excess tax deductions.

3.	ACQUISITION
      On December 22, 2004, the Company completed the acquisition of Incurrent, a New Jersey corporation, pursuant to which Incurrent merged with and into the Company’s wholly-owned subsidiary, Incurrent Acquisition LLC, a New Jersey limited liability company. The Company now operates the Incurrent business as its card and credit services division. Founded in 1997, Incurrent develops and operates advanced web-based products for financial institutions in the global payment card industry, including issuers of consumer, small business, purchasing, corporate and private label cards. Incurrent’s products enhance the card issuers’ relationship with their cardholders by allowing the issuers to achieve enhanced service and functionality on the Internet. Services provided by Incurrent include account, statement and transaction inquiry, account maintenance requests, payments, compliant statements and collections. The acquisition adds 35 employees and a facility in Parsippany, New Jersey.
      The Company issued 1,000,014 shares of common stock to the Incurrent shareholders. The Company paid to, and for the benefit of, the Incurrent shareholders, approximately $7.9 million in cash. The acquisition has been accounted for using the purchase method of accounting. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

At
December 31,
2004

(in thousands)
Current assets	$2,810
Property, plant and equipment	300
Other assets	155
Identifiable intangible assets (five year weighted-average useful life):
Purchased technology (five year weighted-average useful life)	1,000
Customer list (five year weighted-average useful life)	570

1,570

4,835
Goodwill	11,273

Total assets acquired	16,108
Current liabilities	(558)

Total liabilities assumed	(558)

Net assets acquired	$15,550

      The purchase price allocation to identifiable intangible assets will be amortized on a straight-line basis over the estimated useful life of five years. The amortization will be $313,960 for each of the next five years.
      As the acquisition occurred December 22, 2004, it was determined that Incurrent’s results were immaterial to the year, and thus, the acquisition was assumed to have taken place on December 31, 2004. In accordance with the purchase method of accounting, the purchased assets and liabilities of Incurrent have been included in the balance sheet as of December 31, 2004. None of Incurrent’s operating results for 2004 have been included in the consolidated statement of operations for the year ended December 31, 2004.
      Assuming the acquisition had taken place on December 31, 2002, the Company’s pro forma results for the year ended December 31, 2004 would have been:

	For the year ended December 31,

	2004	2003

Revenues	$52,899,333	$48,180,905
Net income	$4,750,402	$2,862,222

4.	INVESTMENTS
      The Company classifies its investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets. Fair market value is based on quoted market value. Any unrealized gains or losses are reported as a separate component of stockholders’ equity. Realized gains and losses are included in investment income. Interest and dividends also are included in investment income. The net realized loss on investments for the year ended December 31, 2004 was approximately $12,900 and a gain for the years ended 2003 and 2002 were approximately $6,900, and $10,000 respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on the average cost method. As of December 31, 2004 the unrealized loss on investments was $115 and for 2003 the unrealized gain on investments was $5,327.
      The following is a summary of the Company’s available-for-sale securities:

	December 31, 2004		December 31, 2003

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US Government treasury obligations	$798,682	$798,720	$3,119,026	$3,122,780
Mortgage backed securities	150,342	150,180	2,809,516	2,810,935
Corporate obligations	350,000	350,009	50,000	50,154

	$1,299,024	$1,298,909	$5,978,542	$5,983,869

      At December 31, 2004, contractual maturities of available-for-sale securities were as follows:

Due in	Amortized Cost	Fair Value

2005	$1,299,024	$1,298,909
5.  PROPERTY AND EQUIPMENT
      Property and equipment consists of the following:

	December 31,

	2004	2003

Central processing systems and terminals	$22,883,521	$16,245,861
Office furniture and equipment	2,634,148	1,862,830
Central processing systems and terminals under capital leases	500,532	500,532
Office furniture and equipment under capital leases	572,117	572,117
Leasehold improvements	2,215,958	1,119,130

	28,806,276	20,300,470
Less accumulated depreciation and amortization	(14,633,798)	(12,048,873)
Less accumulated depreciation and amortization under capital leases	(1,072,649)	(907,427)

	$13,099,829	$7,344,170

6.  CONVERTIBLE NOTES
      The Company completed the private placement of $20 million in convertible subordinated notes (“Convertible Notes”) in 2000, $8 million of which was either repurchased or converted into common stock prior to 2002.
      On March 27, 2002, the Company induced the conversion of $1.0 million of the Convertible Notes, resulting in the issuance of 295,031 shares. The Company recognized $141,848 in non-cash debt conversion expense and wrote off $70,706 of related debt issuance costs in connection with the transaction.

6.  CONVERTIBLE NOTES (CONTINUED)
      On May 30, 2003 and June 9, 2003, the Company repurchased $1.9 million and $2.0 million, respectively, of the Convertible Notes at par value. This removed 975,000 shares from possible future issuance in conjunction with conversion of the repurchased Convertible Notes. The Company wrote off $181,179 of related debt issuance costs in connection with these transactions.
      Between October 1 and October 28, 2003, Noteholders converted $7.5 million in Convertible Notes into 1,875,000 shares of the Company’s common stock at $4.00 per share pursuant to the terms of the Notes. On October 29, 2003, the conversion price reset to $4.75 per share as defined by the terms of the Notes. And on November 18 and November 20, 2003, remaining Notes were converted into 126,314 shares. The Company wrote off $313,934 of related debt issuance costs in connection with the transactions.
      Interest expense related to the Convertible Notes was approximately $0, $627,000, and $980,000 in 2004, 2003 and 2002, respectively.
7.  COMMITMENTS
Office Space
      The Company leases office space under operating leases expiring in 2007 and 2014. The leases provide for escalating rent over the respective lease term. Rent expense under the operating leases for the years ended December 31, 2004, 2003, and 2002, are as follows:

Rent

2002	$1,179,000
2003	1,312,000
2004	1,636,000
      On May 21, 2004, the Company executed a ten-year leave covering 74,000 square feet of office and data center space. The rent commencement date of the new lease was October 1, 2004, and the Company received a lease incentive of approximately $1.7 million in connection to the lease. The benefit of this lease incentive has been deferred as part of lease incentive obligation and will be recognized over the term of the lease, which is ten years.
Equipment
      The Company also leases equipment under capital leases. Amortization of assets held under capital leases is included in depreciation and amortization in the statements of cash flows.

7.  COMMITMENTS (CONTINUED)
      Future minimum lease payments on operating and capital leases are as follows:

	Operating	Capital

	December 31,	December 31,
	2004	2004

2005	$2,200,753	$11,015
2006	2,420,520	—
2007	1,946,223	—
2008	1,722,751	—
2009	1,770,073	—
Thereafter	9,093,003	—

Total minimum lease payments	$19,153,323	11,015

Less amount representing interest		(442)

Present value of minimum lease payments		10,573
Less current portion		10,573

Long-term portion of minimum lease payments		$—

8.  INCOME TAXES
      The Company incurred a current tax liability for federal income taxes resulting from alternative minimum tax (“AMT”) of $105,000 and $16,000 for 2004 and 2003, respectively. In addition, the Company incurred a current state tax liability of $41,000 for 2004. Since it incurred a loss for 2002, the Company did not pay income taxes for 2002. As a result of the AMT paid, the Company has approximately $77,000 in AMT credits that can be used to offset regular income taxes paid in the future.
      At December 31, 2004, the Company has net operating loss carryforwards of approximately $90.4 million that expire at varying dates from 2010 to 2022. Of that $90.4 million, approximately $4.3 million relates to the exercise of stock options. Associated with the acquisition of Incurrent in December 2004, the Company generated a net deferred tax asset of $1.6 million representing the acquisition of Incurrent’s net operating loss carryforwards and the inclusion of non-deductible intangible assets. The timing and manner in which the Company may utilize the net operating loss carryforwards in subsequent tax years will be limited to the Company’s ability to generate future taxable income and, potentially, by the application of the ownership charge rules under Section 382 of the Internal Revenue Code. The Company is currently determining whether the limitations of Section 382 apply to it. Since the Company has not generated consistent taxable income and no assurance can be made of the future taxable income needed to utilize these net operating loss carryforwards, a valuation allowance in the amount of the deferred tax assets has been recorded. The Company expects to utilize approximately $3.7 of net operating loss carryforwards for the year ended December 31, 2004.

8.  INCOME TAXES (CONTINUED)
      Significant components of the Company’s net deferred tax assets are as follows:

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards/AMT credits	$35,842,000	$35,184,000
Deferred wages	107,000	166,000
Other deferred tax assets	255,000	169,000

Total deferred tax assets	36,204,000	35,519,000
Deferred liabilities:
Acquired intangible assets — Incurrent	(568,000)	—
Depreciation	(268,000)	(534,000)

Total deferred tax liabilities	(836,000)	(534,000)
Valuation allowance for net deferred tax assets	(35,368,000)	(34,985,000)

Net deferred tax assets	$—	$—

      The following is a summary of the items that caused the income tax expense to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

	2004	2003	2002

Tax expense (benefit) at statutory Federal rate	$1,743,000	$945,000	$(138,000)
Effect of:
State income tax (benefit), net	197,000	35,000	(20,000)
Other	112,000	20,000	26,000
Alternative minimum tax	105,000	16,000	—
(Decrease) increase in valuation allowance	(2,011,000)	(1,000,000)	132,000

Income tax expense	$146,000	$16,000	$—

9.  PREFERRED STOCK
      Of the 3,000,000 authorized preferred shares of the Company, 1,000,000 shares have been designated as Series A convertible Preferred Stock (“Series A Preferred Stock”). Holders of Series A Preferred Stock shares are entitled to receive dividends at the same rate as holders of common stock and have voting rights equal to their common stock equivalent on an as if converted basis. Additionally, each Series A Preferred Stock holder is entitled to a liquidation preference equal to $1.00 plus declared but unpaid dividends. There were no shares of Series A Preferred Stock outstanding at December 31, 2004 and 2003.
      In connection with the adoption of a stockholders rights plan that was implemented on January 11, 2002, the Company, through a certificate of designation that became effective on December 24, 2001, authorized 297,500 shares of Series B Junior Participating Preferred Stock (“Series B Preferred Stock”). Under the stockholders right plan, which is intended to protect the Company’s stockholders from unsolicited attempts to acquire or gain control of the Company, each holder of record of a share of common stock received a right to purchase a unit of 1/100th of a share of Series B Preferred Stock at a price, subject to adjustment, of $115 per unit. The right is not exercisable until an attempt occurs to acquire or gain control of the Company that is unsolicited and does not have the approval of the Company’s board of directors. Upon exercise of a right, each holder of a right will be entitled to receive 1/100th of a share of Series B Preferred Stock or, in lieu thereof, a number of shares of common stock equal to the exercise price of the right divided by one-half of the current

9.  PREFERRED STOCK (CONTINUED)
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
10.  STOCKHOLDERS’ EQUITY
Stock Options
      In February 1989, the Company adopted an Incentive Stock Option Plan (the “Plan”). During June 1997, the Company’s Board of Directors authorized an increase of 124,747 shares of common stock that can be issued under the Plan. During 1998, the Company’s Board of Directors increased the number of shares of common stock that can be issued under the plan to 2,316,730. The option price under the Plan cannot be less than fair market value of the Company’s common stock on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally four years. Outstanding options expire after ten years.
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
      As of December 31, 2004, the Company has 5,378,631 and 200,000 shares reserved for issuance for stock options and warrants, respectively.
      On December 8, 2004, the Board of Directors authorized the acceleration of the vesting of 99,500 options with an exercise price equal to or above $13.

10.  STOCKHOLDERS’ EQUITY (CONTINUED)
      Additional information with respect to stock option activity under the stock option plans is summarized as follows:

	Year Ended December 31,

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	5,357,072	$5.38	5,917,076	$5.13	4,414,017	$6.53
Options granted — exercise price equal to market price	456,497	6.89	438,677	4.87	2,365,346	2.71
Options granted — exercise price greater than market price	36,300	8.59	—	—	36,000	5.50
Options exercised	(424,434)	2.53	(746,911)	2.86	(189,000)	1.54
Options canceled or expired	(297,335)	7.23	(251,770)	6.17	(709,287)	6.75

Outstanding at end of period	5,128,100	$5.67	5,357,072	$5.38	5,917,076	$5.13

Options exercisable at end of period	3,240,461	$6.63	3,375,885	$6.12	3,672,699	$5.58
      The following table summarizes information about stock options outstanding at December 31, 2004.

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
	Outstanding	(In Years)	Price	Exercisable	Price

$0.06 to $2.30	950,335	5.58	$2.00	792,515	$1.99
$2.31 to $2.86	874,409	6.86	2.80	223,929	2.73
$2.88 to $3.81	973,283	5.86	3.19	510,183	3.25
$3.88 to $8.40	1,495,836	4.60	7.12	897,597	7.54
$8.42 to $20.19	833,399	2.58	13.12	815,399	13.12
$21.50 to $21.50	838	2.20	21.50	838	21.50

	5,128,100	5.08	$5.67	3,240,461	$6.63

10.  STOCKHOLDERS’ EQUITY (CONTINUED)
Warrants
      The Company’s warrant activity is as follows:

Warrants

Balance at December 31, 2001	1,442,182
Exercise of warrants during 2002	—
Cancellation of warrants during 2002	(630,736)

Balance at December 31, 2002	811,446
Exercise of warrants during 2003	—
Cancellation of warrants during 2003	(611,446)

Balance at December 31, 2003	200,000
Exercise of warrants during 2004	—
Cancellation of warrants during 2004	—

Balance at December 31, 2004	200,000

      Outstanding warrants were issued in 2000 in connection with the Convertible Notes with an exercise price of $4.75 and an expiration date of September 30, 2005.
11.     NET INCOME (LOSS) PER SHARE
      The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,

	2004	2003	2002

Net income (loss)	$4,980,293	$2,763,769	$(405,583)
Shares used in calculation of income (loss) per share:
Basic	18,057,270	15,140,538	13,520,642
In the money warrants	62,525	38,073	—
In the money options	2,008,298	1,506,991	—

Diluted	20,128,093	16,685,602	13,520,642

      Due to their anti-dilutive effects, outstanding shares from the conversion of the Convertible Notes, stock options and warrants to purchase 3,432,622, 4,113,639 and 9,736,686 shares of common stock at December 31, 2004, 2003 and 2002, respectively, were excluded from the computation of diluted earnings per share.
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
offering period. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. The employee stock purchase plan authorizes up to 400,000 shares to be granted. During the year ended December 31, 2004 and 2003, shares totaling 28,046 and 21,557 were issued under the plan at an average price of $5.62 and $4.11 per share, respectively. At December 31, 2004, 242,540 shares were reserved for future issuance.
13.     RELATED PARTY TRANSACTIONS
      During 2002, the Company surrendered the recourse right under the stock subscription receivables for two employees in the amount of $122,381 and the Company held the related collateral of 30,677 shares. The Company accounted for the conversions as a repurchase of shares previously exercised as a treasury stock transaction. The fair value of the collateral on the conversion date was $126,159, and $79,219, respectively, and was recorded as treasury stock. The shares under the new non-recourse notes were accounted for as the grant of new stock compensation arrangement and were accounted for as a variable award pursuant to the terms in EITF No. 95-16, Accounting for Stock Compensation Arrangement with Employer Loan Features. Stock compensation expense was not material during the three years ended December 31, 2004. The agreements expired during 2003 and were not renewed, and the Company retained the collateral it held.
14.     SUBSEQUENT EVENT
      The Company filed a registration statement with the Securities and Exchange Commission for a proposed public offering of 4,400,000 shares of its common stock on February 10, 2005. The Company will offer 4,100,000 shares, and 300,000 will be offered by a selling shareholder. In addition to the shares described in the registration statement, other stockholders, who acquired their shares in conjunction with the acquisition of Incurrent, have the right to include up to an additional 814,835 shares in the offering. Underwriters have the option to purchase up to an aggregate of 615,000 additional shares of common stock from the Company in over-allotments, if any.
15.     SUMMARIZED QUARTERLY DATA (UNAUDITED)
      The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years 2004 and 2003 is as follows:

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Total revenues	$9,767,367	$10,068,458	$11,046,654	$11,402,973
Gross profit	5,483,868	6,124,283	7,168,218	7,307,545
Net income	$419,111	$1,201,018	$2,149,710	$1,210,454
Net income per share:
Basic	$0.02	$0.07	$0.12	$0.07
Diluted	$0.02	$0.06	$0.11	$0.06

15.     SUMMARIZED QUARTERLY DATA (UNAUDITED) (CONTINUED)

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Total revenues	$11,009,998	$8,417,410	$9,259,122	$9,721,085
Gross profit	7,159,509	4,656,985	5,247,600	5,840,957
Net income (loss)	$2,123,172	$(148,215)	$363,804	$425,008
Net income (loss) per share:
Basic	$0.15	$(0.01)	$0.02	$0.02
Diluted	$0.15	$(0.01)	$0.02	$0.02

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      No changes in or disagreements with accountants on accounting and financial disclosure have occurred during the two most recent fiscal years.

Item 9A.	Controls and Procedures
      (a) Disclosure Controls and Procedures

As of the end of the period covered by this report, Online Resources carried out an evaluation, under the supervision and with the participation of Online Resources’ management, including Online Resources’ Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of Online Resources’ disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that Online Resources’ current disclosure controls and procedures are effective in timely alerting them of material information relating to Online Resources that is required to be disclosed by Online Resources in the reports it files or submits under the Securities Exchange Act of 1934.
      (b) Internal Control Over Financial Reporting

(1) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the independent registered accounting firm that audited our financial statements, as stated in their report which is included in this Annual Report on Form 10-K.

Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP, an independent registered public accounting firm, thereon are set forth under the headings “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” in this Annual Report.

(2) Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report concurring with management’s assessment, which is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

(3) Changes in Internal Control Over Financial Reporting

There have been no changes in Online Resources’ internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, Online Resources’ internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company
      The information required by this item is incorporated by reference to the sections and subsections entitled “Management”, “Executive Compensation”, “Code of Ethics”, “Audit Committee”, “Audit Committee Financial Experts” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference to the section entitled “Executive Compensation and Transactions” contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report:

(1)	Consolidated Financial Statements. All financial statements are filed in Part II, Item 8 of this report on Form 10-K.
                Report of Independent Registered Accountants
                Consolidated Balance Sheets
                Consolidated Statements of Operations
                Consolidated Statements of Stockholders’ Equity
                Consolidated Statements of Cash Flows
                Consolidated Notes to Financial Statements

(2) Schedule II — Valuation and Qualifying Accounts.

All other schedules set forth in the applicable accounting regulations of the Securities and Exchange Commission either are not required under the related instructions or are not applicable and, therefore, have been omitted.

(3) List of Exhibits.

2.1	Agreement and Plan of Merger Among Online Resources Corporation, Incurrent Acquisition LLC and Incurrent Solutions, Inc. (Incorporated by reference from our Form 8-K filed on October 21, 2004)
3.1	Form of Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
3.2	Form of Amended and Restated Bylaws of the Company (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
3.3	Certificate of Designation of Shares of Series B Junior Participating Preferred Stock (Filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 and incorporated herein by reference)
4.1	Specimen of Common Stock Certificate of the Company (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.2	Form of warrants issued to placement agent (Filed as Exhibit 4.3 to our Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 and incorporated herein by reference)
4.3	Registration Rights Agreement dated September 28, 2000 among the Registrant and Jefferies & Company, Inc. as the placement agent (Filed as Exhibit 4.2 to our Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 and incorporated herein by reference)
4.4	Rights Agreement dated as of January 11, 2002, between the registrant and American Stock Transfer & Trust Company (Filed as Exhibit 4.1 to our Form 8-K filed on January 15, 2002 and incorporated herein by reference)
10.1	Lease Agreement for premises at 7600 Colshire Drive, McLean, Virginia (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.2	Online Resources & Communications Corporation 1989 Stock Option Plan (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.3	1999 Stock Option Plan (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.4	Employee Stock Purchase Plan (Incorporated by reference from our registration statement on Form S-8; Registration No. 333-40674)

10.5	Lease Agreement for premises at 4795 Meadow Wood Lane, Chantilly, Virginia (Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004 and incorporated herein by reference)
23	Consent of Independent Registered Public Accounting Firm (See Exhibit attached to this Report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
      We have audited the consolidated financial statements of Online Resources Corporation as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 8, 2005. Our audits also included the financial statement schedule listed in Item 14(a)(2) of the Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
McLean, Virginia
March 8, 2005

Schedule II — Valuation and Qualifying Accounts

	Balance at
	Beginning					Balance at
Classification	of Period	Additions		Deductions		End of Period

Allowance for doubtful accounts:
Year ended December 31, 2002	$35,000	$88,000		$46,095	(1)	$76,905
Year ended December 31, 2003	$76,905	$—		$10,000	(2)	$66,905
Year ended December 31, 2004	$66,905	$99,685	(3)	$14,275	(1)	$152,315
Reserve for outstanding billpayment checks:
Year ended December 31, 2003	$—	$51,219		$—		$51,219
Year ended December 31, 2004	$51,219	$25,493		$37,554	(4)	$39,158

Notes:

(1)	Uncollectible accounts written off.

(2)	Reversal of previously reserved amounts that were collected.

(3)	$85,410 related to the acquisition of Incurrent Solutions, Inc.

(4)	Recognition of the 5% reserve on outstanding billpayment checks that are over one year old

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

Signature	Title	Date

/s/ Matthew P. Lawlor Matthew P. Lawlor	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2005

/s/ Catherine A. Graham Catherine A. Graham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2005

/s/ William J. Newman, III William J. Newman, III	Director of Finance and Corporate Controller (Principal Accounting Officer)	March 15, 2005
/s/ William H. Washecka William H. Washecka	Director	March 15, 2005
/s/ Joseph J. Spalluto Joseph J. Spalluto	Director	March 15, 2005
/s/ David A. O’Connor David A. O’Connor	Director	March 15, 2005
/s/ Ervin R. Shames Ervin R. Shames	Director	March 15, 2005
/s/ Edmund E. Furash Edmund E. Furash	Director	March 15, 2005
/s/ Barry D. Wessler Barry D. Wessler	Director	March 15, 2005
/s/ Michael H. Heath Michael H. Heath	Director	March 15, 2005