Form 10-Q
period 2005-03-31
ONLINE RESOURCES CORP
filed 2005-05-10
CIK 888953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________ TO __________________________

COMMISSION FILE NUMBER 0-26123

ONLINE RESOURCES CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	52-1623052

(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

4795 MEADOW WOOD LANE, SUITE 300,
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

YES ☑ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☑ NO ☐

     As of April 30, 2005 there were 24,654,462 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

ONLINE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,092,999	$4,992,401
Investments	2,300,000	1,298,909
Accounts receivable (net of allowance of approximately $154,000 and $152,000 at March 31, 2005 and December 31, 2004, respectively)	8,386,814	8,516,471
Deferred implementation costs	505,791	460,600
Prepaid expenses and other current assets	1,155,975	2,634,961

Total current assets	19,441,579	17,903,342
Property and equipment, net	13,390,737	13,099,829
Goodwill	11,551,801	11,272,463
Intangible assets	1,491,310	1,569,800
Deferred implementation costs, less current portion	458,943	420,035
Other assets	305,588	351,157

Total assets	$46,639,958	$44,616,626

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,080,246	$1,654,650
Accrued expenses and other current liabilities	1,208,039	1,509,020
Accrued compensation	1,219,991	1,808,233
Deferred rent obligation	158,237	158,237
Deferred revenues	970,830	972,890
Capital lease obligation	6,699	10,573

Total current liabilities	4,644,042	6,113,603
Deferred rent obligation, less current portion	1,673,848	1,524,828
Deferred revenues, less current portion	518,413	379,036
Other long term liabilities	41,150	133,580

Total liabilities	6,877,453	8,151,047
Commitments and contingencies	—	—
Stockholders’ equity
Series A convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued at March 31, 2005 and December 31, 2004	—	—
Series B junior participating preferred stock, $0.01 par value; 297,500 shares authorized; none issued at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 19,506,163 issued and 19,430,638 outstanding at March 31, 2005; and 19,340,222 issued and 19,264,697 outstanding at December 31, 2004	1,943	1,926
Additional paid-in capital	115,495,544	114,647,954
Accumulated deficit	(75,507,182)	(77,956,386)
Treasury stock, 75,525 shares at March 31, 2005 and December 31, 2004	(227,800)	(227,800)
Accumulated other comprehensive loss	—	(115)

Total stockholders’ equity	39,762,505	36,465,579

Total liabilities and stockholders’ equity	$46,639,958	$44,616,626

See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Revenues:
Account presentation services	$2,826,580	$785,257
Payment services	8,443,353	6,335,990
Relationship management services	2,045,041	1,931,228
Professional services and other	1,796,566	714,892

Total revenues	15,111,540	9,767,367
Costs and expenses:
Service costs	4,765,517	4,108,665
Implementation and other costs	917,705	341,036

Costs of revenues	5,683,222	4,449,701

Gross profit	9,428,318	5,317,666
General and administrative	3,194,826	2,111,425
Sales and marketing	2,475,431	1,866,548
Systems and development	1,274,535	935,367

Total expenses	6,944,792	4,913,340

Income from operations	2,483,526	404,326
Other income (expense):
Interest income	29,417	26,403
Interest expense	(3,739)	(2,618)

Total other income	25,678	23,785

Income before income tax provision	2,509,204	428,111
Income tax provision	60,000	9,000

Net income	$2,449,204	$419,111

Net income per share:
Basic net income per share	$0.13	$0.02
Diluted net income per share	$0.11	$0.02

Shares used in calculation of net income per share:
Basic	19,358,468	17,883,065
Diluted	21,605,541	20,097,459

See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Operating activities
Net income	$2,449,204	$419,111
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,283,264	957,942
Provision for losses on accounts receivable	2,091	—
Amortization of bond discount	(976)	(6,424)
Changes in assets and liabilities:
Accounts receivable	127,566	(257,323)
Prepaid expenses and other current assets	1,478,986	112,569
Deferred implementation costs	(84,099)	38,152
Other assets	45,569	18,704
Accounts payable	(574,404)	321,769
Accrued expenses	(868,561)	(464,328)
Deferred rent obligation	149,020	—
Deferred revenues	(162,683)	(51,805)
Other long term liabilities	(92,430)	7,929

Net cash provided by operating activities	3,752,547	1,096,296
Investing activities
Purchases of property and equipment	(1,495,682)	(1,008,407)
Purchases of available-for-sale securities	(2,300,000)	(3,952,072)
Sales of available-for-sale securities	1,300,000	3,617,690

Net cash used in investing activities	(2,495,682)	(1,342,789)
Financing activities
Net proceeds from issuance of common stock	847,607	307,268
Repayment of capital lease obligations	(3,874)	(55,948)

Net cash provided by financing activities	843,733	251,320

Net increase in cash and cash equivalents	2,100,598	4,827
Cash and cash equivalents at beginning of period	4,992,401	7,650,057

Cash and cash equivalents at end of period	$7,092,999	$7,654,884

Supplemental information to statements of cash flows:
Cash paid for interest	$350	$2,608
Income taxes paid	49,850	—
Net unrealized gain on investments	115	2,303

See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Online Resources Corporation (the “Company”) provides Internet technology services consisting of account presentation, payment and relationship management services to financial services providers nationwide. The Company offers services, branded in the clients’ name, that integrate seamlessly into a single-vendor, end-to-end solution, supported by 24x7 customer care, targeted consumer marketing, training and other network and technical professional products and services. The Company currently operates in two business segments — Banking and eCommerce (“banking”) and Card and Credit Services (“card”). The card segment is the result of the acquisition of Incurrent Solutions, Inc. (“Incurrent”) on December 22, 2004.

INTERIM FINANCIAL INFORMATION

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with our consolidated audited financial statements for the year ended December 31, 2004 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 15, 2005. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2. RECLASSIFICATION

     Certain amounts reported in prior periods have been reclassified to conform to the 2005 presentation.

3. ACQUISITION

     On December 22, 2004, the Company completed the acquisition of Incurrent, a New Jersey corporation, pursuant to which Incurrent merged with and into the Company’s wholly-owned subsidiary, Incurrent Acquisition LLC, a New Jersey limited liability company. The Company now operates the Incurrent business as its card division. Founded in 1997, Incurrent develops and operates advanced web-based products for financial institutions in the global payment card industry, including issuers of consumer, small business, purchasing, corporate and private label cards. Incurrent’s products enhance the card issuers’ relationship with their cardholders by allowing the issuers to achieve enhanced service and functionality on the Internet. Services provided by Incurrent include account, statement and transaction inquiry, account maintenance requests, payments, compliant statements and collections. The Company issued 1,000,014 shares of common stock to the Incurrent shareholders. The Company paid to, and for the benefit of, the Incurrent shareholders, approximately $7.9 million in cash.

     The Company’s primary reasons for acquiring Incurrent were to allow the Company to enter a complementary vertical market, exploit potential product and customer synergies between the companies and acquire management for that business line. The value of this acquisition to the Company lay in what could be created by marketing new products to the card issuer community and through layering its technology onto the Incurrent platform.

     The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical basis. Incurrent lacked significant intangible assets other than its customer list, technology and employee base. Identified values were assigned for the customer list and technology and the identified value assigned to the employee base was included in goodwill. No other significant intangible assets were identified or included in goodwill. The Company engaged a qualified, independent valuation firm to identify and value any intangible assets acquired in the Incurrent transaction.

     The purchase price allocation to identifiable intangible assets was $1.6 million and goodwill was $11.6 million. The identifiable intangible assets will be amortized on a straight-line basis over the estimated useful life of five years. If the results of Incurrent had been included since the beginning of the three months ended March 31, 2004, the pro forma results of the Company for that period would have been as follows:

Revenues	$11,967,183
Income from operations	$305,284
Net income	$316,312
Basic net income per share	$0.02
Diluted net income per share	$0.01
Weighted average shares used in computing:
Basic net income per share	18,883,084
Diluted net income per share	21,097,478

4. REPORTABLE SEGMENTS

     The Company manages its business through two reportable segments: banking and card. On January 1, 2005 the Company established the card segment with the acquisition of Incurrent. The operating results of the business segments exclude the allocation of intangible asset amortization.

     The results of operations from these reportable segments were as follows for the three months ended March 31, 2005 and 2004:

			Unallocated
	Banking	Card	Expenses (1)	Total
Three months ended March 31, 2005:
Revenues	$12,555,975	$2,555,565	$—	$15,111,540
Costs of revenues	4,605,952	1,027,270	50,000	5,683,222

Gross profit	7,950,023	1,528,295	(50,000)	9,428,318
Operating expenses	6,093,699	822,603	28,490	6,944,792

Income from operations	$1,856,324	$705,692	$(78,490)	$2,483,526

Three months ended March 31, 2004:
Revenues	$9,767,367	$2,199,816	$—	$11,967,183
Costs of revenues	4,449,701	879,926	50,000	5,379,627

Gross profit	5,317,666	1,319,890	(50,000)	6,587,556
Operating expenses	4,913,340	1,340,442	28,490	6,282,272

Income from operations	$404,326	$(20,552)	$(78,490)	$305,284

(1)	Unallocated expenses are comprised of intangible asset amortization that is not included in the measure of segment profit or loss used internally to evaluate the segments.

5. STOCK BASED COMPENSATION

     The Company has accounted for stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). In electing to continue to follow APB No. 25 for expense recognition purposes, the Company has provided below the expanded disclosures required under SFAS No. 148 for stock-based compensation granted, including, if materially different from reported results, disclosure of pro forma net earnings or losses and earnings or losses per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

     The weighted-average fair values at date of grant for options granted during the three months ended March 31, 2005 and 2004 were $5.89 and $4.72, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Dividend yield	—	—
Expected volatility	81%	88%
Risk-free interest rate	4.00%	2.63%
Expected life in years	5.0	5.6

     A reconciliation of the Company’s net income to pro forma net income (loss) and the related basic and diluted pro forma net income (loss) per share amounts for the three months ended March 31, 2005 and 2004 is provided below. For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123. Further, pro forma stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period.

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Net income as reported	$2,449,204	$419,111
Adjustment to net income for:
Pro forma stock-based compensation expense	(560,103)	(500,980)

Pro forma net income (loss)	$1,889,101	$(81,869)

Basic net income (loss) per share
As reported	$0.13	$0.02
Pro forma	$0.10	$—

Diluted net income (loss) per share
As reported	$0.11	$0.02
Pro forma	$0.09	$—

6. MAJOR CUSTOMER

     One of the Company’s card segment clients, Sears, accounted for approximately $1.0 million, or 7% of the Company’s revenues, for the three months ended March 31, 2005. During 2004, Citigroup acquired the Sears credit card portfolio and will convert the Sears customers to the Citigroup platform in the second quarter of 2005. The Company anticipated the loss of Sears as part of its acquisition of Incurrent.

7. NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share:

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Net income	$2,449,204	$419,111
Shares used in calculation of income (loss) per share:
Basic	19,358,468	17,883,065
In the money warrants	88,944	87,026
In the money options	2,158,129	2,127,368

Diluted	21,605,541	20,097,459

Net income per share
Basic	$0.13	$0.02
Diluted	$0.11	$0.02

8. COMPONENTS OF COMPREHENSIVE INCOME

     SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive income or loss be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet.

     The following table summarizes the Company’s comprehensive income:

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Net income	$2,449,204	$419,111
Unrealized gain on marketable securities	115	2,303

Total comprehensive income	$2,449,319	$421,414

9. SUBSEQUENT EVENT

     The Company completed the public offering of 4,400,000 shares of its common stock on April 8, 2005, and the underwriters exercised their option to purchase 720,734 additional shares of common stock from the Company on April 29, 2005, generating net proceeds of approximately $41 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS.

CAUTIONARY NOTE

     The following management’s discussion and analysis should be read in conjunction with the accompanying Consolidated Unaudited Financial Statements and Notes thereto. This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to:

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

     These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005. These risks include, among others, the following:

•	our history of prior losses and lack of certainty as to our continuing profitability;

•	possible fluctuations of our quarterly financial results;

•	our failure to retain or increase our end-users;

•	our dependence on the marketing efforts of third parties;

•	our dependence on our clients to market our services;

•	the possibility that we may not be able to expand to meet increased demand for our services and related products;

•	the potential adverse impact that a loss of a material client may have on our financial results;

•	our inability to attract and retain qualified management and technical personnel and our dependence on our executive officers and key employees;

•	possible security breaches or system failures disrupting our business and the liability associated with these disruptions;

•	the failure to properly develop, market or sell new products;

•	reduction or elimination of the fees we charge for some services due to the consumer demand for low-cost or free online financial services;

•	the potential impact of the consolidation of the banking and financial services industry;

•	interference with our business from the adoption of government regulations;

•	our need to maintain satisfactory ratings from federal depository institution regulators;

•	the potential of litigation;

•	our volatile stock price; and

•	the trading of a substantial number of shares adversely impacting the price of our shares.

OVERVIEW

     We provide Internet technology services consisting of account presentation, payment and relationship management services to financial services providers nationwide. Our services, branded in the clients’ name, integrate seamlessly into a single-vendor, end-to-end solution, supported by 24×7 customer care, targeted consumer marketing, training and other network and technical professional products and services.

     The Company manages its business through two reportable segments: banking and card. The operating results of the business segments exclude the allocation of intangible asset amortization.

     Registered end-users using account presentation, bill payment or both, are the major drivers of our revenues. Since the first quarter of 2004, the number of users using our account presentation services increased 504%, and the number of users using our payment services increased 40%, for an overall 268% increase in users. Exclusive of the 2.2 million users added through the acquisition of Incurrent, account presentation services users increased 11% and overall users increased 29%. While we have seen some reduction in average monthly recurring revenue per user, due largely to our decisions to fix price the account presentation service to our clients and offer volume-based bill payment price reductions, this has been more than offset by a decline in the average monthly recurring cost per user, thereby improving our gross margin. Gross margin for the three months ended March 31, 2005 was 62% versus 54% for the three months ended March 31, 2004.

     We have long-term service contracts with our financial services provider clients. The majority of our revenues are recurring, though these contracts also provide for implementation, set-up and other non-recurring fees. Account presentation services revenues are based on either a monthly license fee, allowing our financial institution clients to register an unlimited number of customers, or a monthly fee for each registered customer. Payment services revenues are based on either a monthly fee for each customer enrolled, a fee per executed transaction, or a combination of both. Our clients pay nearly all of our fees and then determine if or how they want to pass these costs on to their users. They typically provide account presentation services to users free of charge, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products. As of March 31, 2005 approximately 60% of our clients were charging their users for providing payment services.

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

Financial Condition

     While we have achieved net income for the past seven quarters and expect our profitability to be sustainable, we have historically experienced operating losses and negative cash flow due to the initial costs of developing our infrastructure and the early revenues typical of an emerging market segment. As a result, at March 31, 2005 we had an accumulated deficit of $76 million. We have funded our operations primarily through the issuance of equity and debt securities. Our ongoing working capital requirements consist primarily of personnel costs related to providing our services and operating, enhancing and maintaining our systems.

     Cash and investments in securities available-for-sale were $9.4 and $6.3 million as of March 31, 2005 and December 31, 2004, respectively. The $3.1 million increase in cash and investments in available for sale securities results from $3.8 and $0.8 million in cash provided by operating and financing activities respectively, partially offset by $1.5 million in capital expenditures.

Results of Operations

     The following table presents the summarized results of operations for our two reportable segments, banking and card (dollars in thousands):

	THREE MONTHS ENDED MARCH 31,
	2005		2004
	Dollars	%	Dollars	%
Revenues:
Banking	$12,556	83%	$9,767	100%
Card	2,556	17%	—	0%

Total	$15,112	100%	$9,767	100%

	Dollars	Margin	Dollars	Margin
Gross profit:
Banking	$7,950	63%	$5,318	54%
Card	1,528	60%	—	0%
Unallocated	(50)		—

Total	$9,428	62%	$5,318	54%

	Dollars	%	Dollars	%
Operating expenses:
Banking	$6,094	88%	$4,914	100%
Card	823	12%	—	0%
Unallocated	28	0%	—	0%

Total	$6,945	100%	$4,914	100%

	Dollars	Margin	Dollars	Margin
Income from operations:
Banking	$1,856	15%	$404	4%
Card	705	28%	—	0%
Unallocated	(78)		—

Total	$2,483	16%	$404	4%

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

Revenues

     We generate revenues from account presentation services, payment services, relationship management services and professional services and other revenues. Revenues increased $5.3 million, or 55%, to $15.1 million for the three months ended March 31, 2005, from $9.8 million for the same period of 2004. This increase was attributable to a 29% increase in banking revenues and $2.6 million in revenues contributed by the new card segment acquired on December 22, 2004.

	THREE MONTHS ENDED MARCH 31,		Increase/(Decrease)
	2005	2004	#	%
Revenues (in millions):
Account presentation services	$2.8	$0.8	$2.0	260%
Payment services	8.4	6.4	2.0	33%
Relationship management services	2.1	1.9	0.2	6%
Professional services and other	1.8	0.7	1.1	151%

Total revenues	$15.1	$9.8	$5.3	55%

Users and transactions (000s):
Account presentation users	2,714	450	2,264	503%
Payment services users	828	592	236	40%
All services users	3,408	926	2,482	268%
Payment transactions	10,919	8,377	2,542	30%

Average monthly revenue per user:
Account presentation services — Banking	$0.51	$0.60	$(0.09)	-15%
Account presentation services — Card	$0.15	N/A	N/A	N/A
Payment services	$3.47	$3.71	$(0.24)	-6%

Adoption rates:
Account presentation services — Banking (1)	27.6%	18.5%	9.1%	49%
Account presentation services — Card (1)	15.7%	N/A	N/A	N/A
Payment services (2)	9.0%	5.7%	3.3%	58%

Notes:

(1)	Represents the percentage of users subscribing to our account presentation services out of the total number of potential users enabled for account presentation services.

(2)	Represents the percentage of users subscribing to our payment services out of the total number of potential users enabled for payment services.

     Account Presentation Services. Both the banking and card segments contribute to account presentation services revenues, with banking comprising 28% and card comprising 72% of account presentation services revenues. Account presentation services revenues increased $2.0 million to $2.8 million compared to the same quarter last year. The inclusion of the new card segment drove the $2.0 million increase; however, we expect to lose approximately $0.9 million of this revenue when the card segment’s top client migrates off our platform in the second quarter of 2005. Account presentation services revenue generated by banking remained flat compared to the first quarter of 2004 as a result of a 15% decrease in the average monthly revenue per account presentation services user in the banking segment. This decrease was attributable to the fact that we price our banking account presentation services largely using a monthly license fee pricing model in an effort to drive adoption of those services. This allows our financial services provider clients to register an unlimited number of account presentation services users (as evidenced by the 49% increase in account presentation services adoption since March 31, 2004) to whom we can then attempt to up-sell our higher margin bill pay products and other services.

     Payment Services. Primarily composed of revenues from the banking segment, payment services revenues increased to $8.4 million for the three months ended March 31, 2005 compared to $6.4 million in the prior year. This was driven by a 40% increase in the number of quarter-end payment services users and a 30% increase in the number of payment transactions processed during the quarter. The increases in quarter-end payment services users and the number of payment transactions processed were driven by two factors: an increase in financial services provider clients using our payment services and an increase in payment services adoption. Compared to the first quarter of 2004, the number of financial services provider clients using our payment services increased from 670 clients to 740 clients. Additionally, we increased the adoption rate of our payment services from 5.7% at March 31, 2004 to 9.0% at March 31, 2005.

     Relationship Management Services. Consisting entirely of revenues from the banking segment, relationship management services revenues increased from $1.9 million in the first quarter of 2004 to $2.1 million in the same period of 2005. The increase is the result of an increase of 29% in the number of quarter-end end-users utilizing either account presentation or payment services and increases in new user set up fee and consumer marketing program revenues in the first quarter of 2005 compared to the first quarter of 2004. We expect relationship management services revenues growth to continue to flatten as more of our financial services provider clients move to a monthly license fee pricing model similar to the one we use for account presentation services.

     Professional Services and Other. Both the banking and card segments contribute to professional services and other revenues, with banking comprising 74% and card comprising 26% of professional services and other revenues. Professional services and other revenues increased $1.1 million from $0.7 million in 2004 to $1.8 million in 2005. Of this increase, $0.5 million was the result of the inclusion of the new card segment in 2005. The remaining $0.6 million of the increase was due to increased termination fees during the first three months of 2005 compared to the first three months of 2004.

Costs and Expenses

	THREE MONTHS ENDED MARCH 31,		Increase/(Decrease)
	2005(1)	2004(1)	#(1)%
Revenues	$15.1	$9.8	$5.3	55%
Costs of revenues	5.7	4.5	1.2	28%

Gross profit	9.4	5.3	4.1	77%
Gross margin	62%	54%	8%	15%
Operating expenses
General & administrative	3.2	2.1	1.1	51%
Sales & marketing	2.5	1.9	0.6	33%
Systems & development	1.3	0.9	0.4	36%

Total operating expenses	7.0	4.9	2.1	41%

Income from operations	2.4	0.4	2.0	514%
Other expense, net	—	—	—

Net income	$2.4	$0.4	$2.0	484%

Diluted income per share	$0.11	$0.02	$0.09	450%

Average monthly metrics per user — Banking:
Recurring revenues(2)	$3.18	$3.38	$(0.20)	-6%
Recurring costs of revenues (2)	1.20	1.53	(0.33)	-22%

Recurring gross profit	$1.98	$1.85	$0.13	7%

Recurring gross margin	62%	55%	7%	13%

Average monthly metrics per user — Card:
Recurring revenues(2)	$0.15	N/A	N/A	N/A
Recurring costs of revenues (2)	0.03	N/A	N/A	N/A

Recurring gross profit	$0.12	N/A	N/A	N/A

Recurring gross margin	80%	N/A	N/A	N/A

Notes:

(1)	In millions except for diluted income per share and per user metrics.

(2)	Calculation excludes revenues and costs associated with professional services and implementation activities.

     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $1.2 million to $5.7 million for the quarter ended March 31, 2005, from $4.5 million for the same period in 2004. In addition to the inclusion of $1.0 million in costs associated with the new card segment, the remaining $0.2 million of the increase resulted from increased amortization of software development costs capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP No. 98-1”). Although total cost of revenues increased by 28% compared to the first quarter of 2004, and more specifically by 4% for the banking segment, the average monthly recurring cost of revenues per user decreased by 22% in the banking segment due to leveraging our relatively fixed costs of revenues over the number of customers using our banking services, which increased by 29%.

     Gross Profit. Gross profit increased to $9.4 million for the quarter ended March 31, 2005 from $5.3 million for the same period of 2004. Of the $4.1 million increase, $1.5 million, or 37%, related to the inclusion of the new card segment, and the remaining $2.6 million, or 63%, related to growth in the banking segment. Gross margin improved to 62% from 54% in the first quarter of 2004, due to increased service fees leveraged over our relatively fixed cost of revenues.

     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $1.1 million, or 51%, to $3.2 million in the first quarter of 2005, from $2.1 million in the same period of 2004. Outside of the $0.3 million in additional expenses related to the inclusion of the new card segment, the remaining $0.8 million increase was attributable to increased depreciation expense, increased rent expense, increased fees related to Sarbanes-Oxley compliance and increased salary and benefits costs as a result additional headcount.

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $0.6 million, or 33%, to $2.5 million in the first quarter of 2005, from $1.9 million in 2004. In addition to the $0.3 million related to the inclusion of the new card segment, the increase was the result of increased salary and benefits costs as a result of additional headcount, increased remuneration expenses to our reseller partners owing to higher user and transaction volumes and increased sales commissions due to higher sales activity in the first quarter of 2005.

     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased $0.4 million to $1.3 million in the first quarter of 2005. Outside of the $0.2 million in additional expenses related to the inclusion of the new card segment, this increase was attributed to increased salary and benefits cost as a result of additional headcount partially offset by an increase in the amount of costs capitalized in accordance with SOP No. 98-1. We capitalized $0.8 million of development costs associated with software developed or obtained for internal use in the first quarter of 2005, compared to $0.6 million in 2004.

     Income from Operations. Income from operations increased $2.0 million, or 514%, to $2.4 million for the quarter ended March 31, 2005. The increase was due to an increase in service fee revenues leveraged over relatively fixed costs, $0.7 million in income from the new card division and $0.7 million in one-time termination fees received in the first quarter of 2005.

     Other Income (Expense), Net. Both interest income and expense remained relatively flat compared to the prior year.

     Net Income Per Share. Net income was $2.4 million for the quarter ended March 31, 2005, compared to $0.4 million for the same period of 2004. Basic net income per share was $0.13 and $0.02 for the quarters ended March 31, 2005 and 2004, respectively, while diluted net income per share was $0.11 and $0.02 for the quarters ended March 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have primarily financed our operations through private placements and public offerings of our common and preferred stock and the issuance of debt. We have also entered into various capital lease financing agreements. Cash and investments in securities available-for-sale were $9.4 and $6.3 million as of March 31, 2005 and December 31, 2004, respectively. The $3.1 million increase in cash and investments in available for sale securities results from $3.8 and $0.8 million in cash provided by operating and financing activities, respectively, partially offset by $1.5 million in capital expenditures.

     Net cash provided by operating activities was $3.8 million for the quarter ended March 31, 2005 as compared to $1.1 million during the quarter ended March 31, 2004. Of the $3.8 million in cash generated by operating activities in 2005, approximately 82% was recurring in nature, while approximately 98% of the $1.1 million in cash generated by operating activities for the quarter ended March 31, 2004 was recurring in nature.

     Net cash used in investing activities for the quarter ended March 31, 2005 was $2.5 million, which was the result of $1.5 million in capital expenditures and net purchases of $1.0 million in securities available-for-sale. Net cash used in investing activities for the quarter ended March 31, 2004 was $1.3 million, which was the result of $1.0 million in capital expenditures and net purchases of $0.3 million in securities available-for-sale.

     Net cash provided by financing activities was $0.8 million in the quarter ended March 31, 2005 compared to $0.3 million in the quarter ended March 31, 2004. During the first quarter of 2005 we generated $0.8 million in cash through the exercise of company-issued stock options compared to $0.3 million during the first quarter of 2004.

     Our material commitments under operating and capital leases and purchase obligations are as follows:

	Total	2005	2006	2007	Thereafter
Capital lease obligations	$6,699	$6,699	$—	$—	$—
Operating lease	18,614,156	1,661,586	2,420,520	1,946,223	12,585,827
Purchase obligations	815,000	345,000	350,000	120,000	—

Total obligations	19,435,855	2,013,285	2,770,520	2,066,223	12,585,827

     Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of our marketing effort. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related equipment, and personnel.

     We currently believe that cash on hand, investments and the cash we expect to generate from operations will be sufficient to meet our current anticipated cash requirements for at least the next twelve months. We expect to have additional cash requirements over the next two to three years because of efforts we are undertaking to upgrade and rewrite certain of our infrastructure applications. We forecast that all incremental expenses related to this undertaking can be financed out of cash provided by operating activities. Additionally, subsequent to quarter-end, we completed the public offering of 4.4 million primary shares of our common stock and the underwriters exercised their option to purchase an additional 720,734 shares, generating approximately $41 million in net proceeds, which we intend to use for acquisitions and accelerating development of products and services.

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

	March 31, 2005
	Amortized Cost	Fair Value	Interest Rate
Commercial obligations	2,300,000	2,300,000	2.45%

Total investments	$2,300,000	$2,300,000

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

ITEM 6. EXHIBITS.

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

ONLINE RESOURCES CORPORATION

Date: May 10, 2005	By: /s/ Matthew P. Lawlor

Matthew P. Lawlor
Chairman and Chief Executive Officer
(Principal Executive Officer)

ONLINE RESOURCES CORPORATION

Date: May 10, 2005	By: /s/ Catherine A. Graham

Catherine A. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)