Form 10-K/A
period 2004-12-31
ONLINE RESOURCES CORP
filed 2005-08-19
CIK 888953

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
      In addition to historical information, this Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from any forward-looking statement. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors” in Item 1 of Part I.
      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K/A.

Amendment No. 1 Overview
      We are filing Amendment No. 1 (this “Amendment”) to the Online Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004 to restate our consolidated financial statements and other financial information to amend our accounting treatment for unclaimed bill payment checks.
      The information contained in this Amendment, including the financial statements and notes thereto, amends only Items 1, 6, 7, 8, 9A and 15 of our originally filed Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”), in each case to reflect only the adjustments described below, and no other information in our originally filed 2004 Form 10-K is amended hereby. This Amendment does not reflect events occurring after March 15, 2005, the date of the original filing of our 2004 Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.
      In the third quarter of 2003, we adopted a policy to recognize stale bill payment checks as assets and began withdrawing funds related to certain stale unclaimed bill payment checks from an escrow account held for bill payments. We believed that there was a basis for making a claim of ownership of these funds for unclaimed bill payment checks after reviewing an appropriate legal analysis. Based on the length of time that the unclaimed checks were outstanding, we would withdraw the cash from the escrow accounts and record an asset with a corresponding liability. We then reduced the liability in accordance with FASB Statement No. 5, Accounting for Contingencies, based on an analysis of our payment history related to stale unclaimed bill payments with a corresponding reduction to payment processing costs. The amount by which payment processing costs were reduced from July 1, 2003 through December 31, 2004 totaled $1.7 million. We have determined that under this policy, the liability for the unclaimed bill payments should not have been reduced as the liability was not legally extinguished under paragraph 16 of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.
      Under its revised policy, the Company will either return unclaimed funds to its financial institution clients or surrender the funds to the appropriate state escheat funds. The policy was revised to derive consistency with that of other bill payment providers, to take cognizance of changes occurring in the adoption of unclaimed property laws and to resolve issues regarding the manner in which the Company accounted for unclaimed bill payment funds following the adoption of its initial policy.
      Following the restatement, unclaimed bill payment funds will no longer contribute to the Company’s financial performance or be reflected in its statements of operations. Unclaimed bill payment funds will no longer be used to reduce the Company’s service costs, thereby resulting in a corresponding decrease in the Company’s gross profits and net income. In addition, the Company will accrue a liability equal to the cash it obtained subsequent to the adoption of its initial policy to reflect its obligation to either return funds to its clients or to surrender the funds in accordance with unclaimed property laws. This cash and the corresponding liability will remain on the Company’s balance sheet until such funds have been disposed of in accordance with the new policy. As a result of this revised policy, the Company restated its financial statements, which resulted in a reduction to net income of $1.0 million and $0.7 million and reduced earnings per share by $0.05 and $0.04 for the years ended December 31, 2004 and 2003, respectively.
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
      Many of the factors driving the outsourcing of web-based financial services in the depository financial institution market are also driving the outsourcing of similar services in the credit card issuer and processor market. For example, card issuers are reducing operating costs while increasing cardholder loyalty as greater numbers of cardholders use the web to manage their credit card accounts. FiSite Research, a market research firm, reports that 53% of online consumers are using the Internet to manage their credit card accounts while almost one-third of these consumers use the Internet to pay their credit card bills. Moreover, FiSite reports that almost two-thirds of those managing their credit card accounts online rate this experience as very to extremely satisfying. Such high satisfaction suggests increasing consumer adoption and usage of the online channel to manage credit card accounts. Additionally, large credit card issuers are often outsourcing web-based services for smaller niche card offerings in order to devote their internal IT resources to their core offerings.
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
Our Services
      We provide our financial services provider clients with account presentation, payments and relationship management services that they, in turn, offer to end-users branded under their own names. Banks and credit unions providers can purchase established service offerings in all three of our service lines. Established account presentation services are available for credit card providers, along with a new collections support service in the payments line and a new transaction dispute resolution service in the relationship management line. We are also now offering new payments services for payment acquirers and billers, with the first service being real-

time account debit for online bill payment. The following chart depicts the services we now offer and plan to offer for the three markets we serve:
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
Risks Related to Our Business
Prior to the third quarter of 2002, we had a history of net losses; we have achieved net income profitability for all, but two, fiscal quarters since the third quarter of 2002 and cannot be sure that we will be profitable in all future periods.
      Although we achieved profitability under generally accepted accounting principles, or GAAP, in all but two of the fiscal quarters since the third quarter of 2002, we cannot be certain that we can be profitable in future periods. As of December 31, 2004, we had an accumulated deficit of $79.7 million. Although we believe we have achieved economies of scale, if growth in our revenues does not significantly outpace the increase in our expenses, we may not be profitable in future periods.
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
      Federal, state or foreign authorities could also adopt laws, rules or regulations relating to the financial services industry that affect our business, such as requiring us or our end-users to comply with data, record keeping and processing and other requirements. It is possible that laws and regulations may be enacted or modified with respect to the Internet, covering issues such as end-user privacy, pricing, content, characteristics, taxation and quality of services and products. If enacted or deemed applicable to us, these laws, rules or regulations could be imposed on our activities or our business, thereby rendering our business or operations more costly, burdensome, less efficient or impossible and requiring us to modify our current or future products or services.
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

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(restated)(4)	(restated)(4)
Statement of Operations Data:
Revenues:
Service fees	$39,202,146	$33,606,782	$29,603,510	$21,679,291	$13,311,370
Professional services and other	3,083,306	4,800,833	2,750,673	2,956,472	2,332,940

Total revenues	42,285,452	38,407,615	32,354,183	24,635,763	15,644,310
Cost of revenues	17,234,779	16,164,246	14,627,981	14,313,734	13,170,656

Gross profit	25,050,673	22,243,369	17,726,202	10,322,029	2,473,654
General and administrative	9,931,123	8,627,640	7,037,884	6,930,462	6,370,848
Sales and marketing	7,415,788	6,433,211	5,368,177	5,931,222	8,972,094
Systems and development	3,792,611	3,830,565	4,344,765	5,854,866	6,246,174
Non-recurring charges	—	—	—	209,434	—

Total expenses	21,139,522	18,891,416	16,750,826	18,925,984	21,589,116

Income (loss) from operations	3,911,151	3,351,953	975,376	(8,603,955)	(19,115,462)
Other income (expense)	181,901	(1,234,081)	(1,380,959)	(2,291,756)	501,680
Gain from extinguishment of debt[1]	—	—	—	1,083,153	—

Income (loss) before change in accounting principle	4,093,052	2,117,872	(405,583)	(9,812,558)	(18,613,782)
Change in accounting principle[2]	—	—	—	—	(216,818)

Income (loss) before income tax provision	4,093,052	2,117,872	(405,583)	(9,812,558)	(18,830,600)
Income tax provision	146,000	15,785	—	—	—

Net income (loss)	$3,947,052	$2,102,087	$(405,583)	$(9,812,558)	$(18,830,600)

Net income (loss) per share
Basic	0.22	0.14	(0.03)	(0.82)	(1.64)
Diluted	0.20	0.13	(0.03)	(0.82)	(1.64)
Pro forma, assuming the change in accounting principle is accounted for retroactively[3]:
Net loss					(18,613,782)

Basic and diluted loss per share					(1.62)
Shares used in calculation of income (loss) per share
Basic	18,057,270	15,140,538	13,520,642	12,026,476	11,487,192
Diluted	20,128,093	16,685,602	13,520,642	12,026,476	11,487,192
Notes:

[1]	In May 2001, we used $2.2 million of our cash to repurchase $3.5 million of the 8% convertible subordinated notes, which payments resulted in a one-time gain of $1,083,153.

[2]	In the fourth quarter of 2000, we adopted a change in accounting principle for implementation fees, retroactive to January 1, 2000, under Staff Accounting Bulletin 101 (“SAB 101”), Revenue Recognition in Financial Statements.

[3]	Pro forma (as if) amounts, assuming retroactive application of SAB 101 for period of change.

[4]	We restated our financial statements for the years ended December 31, 2004 and 2003. See footnote 2 in the Notes to Consolidated Financial Statements.

	December 31,

	2004	2003	2002	2001	2000

	(restated)(4)	(restated)(4)
Balance Sheet Data:
Cash, cash equivalents and investments	$4,640,587	$13,038,406	$6,785,827	$7,703,622	$21,459,931
Working capital	10,055,658	14,744,093	8,650,044	8,785,201	21,338,693
Total assets	44,533,268	26,734,578	21,329,940	21,521,614	35,128,428
Notes payable, less current portion	—	—	12,000,000	13,000,000	20,000,000
Capital lease obligations, less current portion	—	10,521	111,491	348,552	232,125
Other non-current liabilities	1,998,286	302,535	355,662	566,539	1,193,404
Total liabilities	9,711,633	4,378,202	15,831,810	17,183,999	25,923,458
Stockholders’ equity	34,770,656	22,309,237	5,498,130	4,337,615	9,204,970

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (restated)
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
Restatement of Consolidated Financial Statements
      On August 15, 2005, the Company concluded that the Company’s financial statements for fiscal periods ending December 31, 2004 and 2003 and the first interim period of 2005 should be restated to reflect an amendment of its accounting treatment for unclaimed bill payment checks.
      In the third quarter of 2003, the Company adopted a policy to recognize stale bill payment checks as assets and began withdrawing funds related to certain stale unclaimed bill payment checks from an escrow account held for bill payments. The Company believed that there was a basis for making a claim of ownership of these funds for unclaimed bill payment checks after reviewing an appropriate legal analysis. Based on the length of time that the unclaimed checks were outstanding, the Company would withdraw the cash from the escrow accounts and record an asset with a corresponding liability. The Company then reduced the liability in accordance with FASB Statement No. 5, Accounting for Contingencies, based on an analysis of its payment history related to stale unclaimed bill payments with a corresponding reduction to payment processing costs. The amount by which payment processing costs were reduced from July 1, 2003 through December 31, 2004 totaled $1.7 million. The Company has determined that under this policy, the liability for the unclaimed bill payments should not have been reduced as the liability was not legally extinguished under paragraph 16 of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.
      Under its revised policy, the Company will either return unclaimed funds to its financial institution clients or surrender the funds to the appropriate state escheat funds. The policy was revised to derive consistency with that of other bill payment providers, to take cognizance of changes occurring in the adoption of unclaimed property laws and to resolve issues regarding the manner in which the Company accounted for unclaimed bill payment funds following the adoption of its initial policy.
      Following the restatement, unclaimed bill payment funds will no longer contribute to the Company’s financial performance or be reflected in its statements of operations. Unclaimed bill payment funds will no longer be used to reduce the Company’s service costs, thereby resulting in a corresponding decrease in the Company’s gross profits and net income. In addition, the Company will accrue a liability equal to the cash it obtained subsequent to the adoption of its initial policy to reflect its obligation to either return funds to its clients or to surrender the funds in accordance with unclaimed property laws. This cash and the corresponding liability will remain on the Company’s balance sheet until such funds have been disposed of in accordance with the new policy. As a result of this revised policy, the Company restated its financial statements, which resulted in a reduction to net income of $1.0 million and $0.7 million and reduced earnings per share by $0.05 and $0.04 for the years ended December 31, 2004 and 2003, respectively.

	Years Ended December 31,

	2004		2003

	Previously		Previously
	Reported	Restated	Reported	Restated

Service costs	$14,894,206	$15,927,447	$14,020,014	$14,681,696
Gross profit	26,083,914	25,050,673	22,905,051	22,243,369
Income from operations	4,944,392	3,911,151	4,013,635	3,351,953
Net income	4,980,293	3,947,052	2,763,769	2,102,087
Net income per share:
Basic	$0.28	$0.22	$0.18	$0.14
Diluted	$0.25	$0.20	$0.17	$0.13
Comprehensive income	$4,974,851	$3,945,450	$2,758,327	$2,143,784
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations on and for the years ending December 31, 2004 and 2003 has been modified and updated to reflect the effects of these restatements.
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
      Other revenues consist of service fees associated with enhanced third-party solutions, termination fees and interest earned on bill payment escrow accounts. Service fees for enhanced third-party solutions include fully integrated bill payment and account retrieval through Intuit’s Quicken, check ordering, inter-institution funds transfer, account aggregation and check imaging. Revenues from these service fees are recognized over the term of the contract as the services are provided. Termination fees are recognized upon termination of a contract. We collect funds from end-users and aggregate them in clearing accounts which are not included on our consolidated balance sheets as we do not have ownership of the funds. For certain transactions, funds may remain in the clearing accounts until a payment check is deposited or other payment transmission is accepted by the receiving merchant. We earn interest on these funds for the period they remain in the clearing accounts. This interest totaled $0.6, $0.4 and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.
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
      Also see Note 2, Summary of Significant Accounting Policies, which discusses accounting policies.
Financial Condition
      While we have achieved net income for the past six quarters and expect our profitability to be sustainable, we have historically experienced operating losses and negative cash flow due to the initial costs of developing our infrastructure and the early revenues typical of an emerging market segment. As a result, at December 31, 2004 we had an accumulated deficit of $79.7 million. We have funded our operations primarily through the issuance of equity and debt securities. Our ongoing working capital requirements consist primarily of personnel costs related to providing our services and operating, enhancing and maintaining our systems.
      Cash and investments in securities available-for-sale were $4.6 and $13.0 million as of December 31, 2004 and 2003, respectively. The $8.4 million decrease in cash and investments in available for sale securities results from $9.1 million in capital expenditures and $8.2 million in cash used in the acquisition of Incurrent. These cash expenditures were partially offset by $7.8 million in cash generated by operating activities and $1.1 million in cash generated by financing activities.

Results of Operations
      The following table presents certain items derived from our statements of operations expressed as a percentage of revenues.

	Year Ended December 31,

	2004	2003	2002

Statement of Operations Data:
Revenues:
Account presentation services	7.1%	10.6%	16.4%
Payment services	66.9	54.8	47.2
Relationship management services	18.7	22.1	27.9
Professional services and other	7.3	12.5	8.5

Total revenues	100.0	100.0	100.0
Costs and expenses:
Costs of revenues	40.8	42.1	45.2

Gross margin	59.2	57.9	54.8
General and administrative	23.5	22.5	21.8
Sales and marketing	17.5	16.7	16.6
Systems and development	9.0	10.0	13.4

Total expenses	50.0	49.2	51.8

Income from operations	9.2	8.7	3.0
Other income (expense), net	0.4	(1.9)	(3.6)
Debt conversion expense	—	(1.3)	(0.7)

Income (loss) before income tax provision	9.6	5.5	(1.3)
Income tax provision	0.3	—	—

Net income (loss)	9.3%	5.5%	(1.3)%

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
          Costs and Expenses

	Year Ended
	December 31,		Change

	2004[1]	2003[1]	Difference[1]	% Difference

Revenues	$42.3	$38.4	$3.9	10%
Costs of revenues	17.3	16.1	1.2	7%

Gross profit	25.0	22.3	2.7	13%
Gross margin	59%	58%	1%	2%
Operating expenses
General & administrative	9.9	8.6	1.3	15%
Sales & marketing	7.4	6.5	0.9	15%
Systems & development	3.8	3.8	—	-1%

Total operating expenses	21.1	18.9	2.2	12%

Income from operations	3.9	3.4	0.5	17%
Other expense, net	—	(1.3)	1.3

Net income	$3.9	$2.1	$1.8	88%

Diluted income per share	$0.20	$0.13	$0.07	54%

Notes:

[1]	In millions except for diluted income per share and per user metrics.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional service work. Costs of revenues increased by $1.2 million, or 7%, to $17.3 million for the year ended December 31, 2004, from $16.1 million for the same period in 2003. This increase was primarily attributable to $1.3 and $0.1 million increases in bill payment processing costs and systems operations support costs, respectively, partially offset by $0.2 and $0.1 million decreases in bank implementation costs and telecommunications costs, respectively. The increases in payment processing and systems operations support costs resulted from increases in the number of billable users and transactions and in the cost of supporting the systems on which our users conduct their transactions. The decrease in bank implementation costs is the result of lower cost per new client implementation, while the decrease in telecommunications costs is the result of cost reductions we received from our telecommunication vendors.
      Gross Profit. Gross profit increased to $25.0 million for the year ended December 31, 2004 from $22.3 million for the same period of 2003. Gross margin improved to 59% from 58% in the prior year, due to increased service fees leveraged over our relatively fixed cost of revenues.
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
      Income from Operations. Income from operations increased $0.5 million, or 17%, to $3.9 million for the twelve months ended December 31, 2004 from $3.4 million in 2003. The increase in income from operations was due to an increase in service fee revenues leveraged over relatively fixed costs.
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
      Net Income Per Share. Net income was $3.9 million for the year ended December 31, 2004, compared to $2.1 million for the same period of 2003. Basic income per share was $0.22 and $0.14 for the years ended December 31, 2004 and 2003, respectively, while diluted income per share was $0.20 and $0.13 for the years ended December 31, 2004 and 2003, respectively.
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
Costs and Expenses

	Year Ended
	December 31,		Change

	2003[1]	2002[1]	Difference[1]	% Difference

Revenues	$38.4	$32.4	$6.0	19%
Costs of revenues	16.1	14.7	1.4	10%

Gross profit	$22.3	$17.7	$4.6	26%
Gross margin	58%	55%	3%	5%
Operating expenses
General & administrative	8.6	7.0	$1.6	23%
Sales & marketing	6.5	5.4	1.1	20%
Systems & development	3.8	4.3	(0.5)	(12)%

Total operating expenses	18.9	16.7	2.2	13%

Income from operations	3.4	1.0	2.4	248%
Other expense, net	(1.3)	(1.4)	0.1

Net income (loss)	$2.1	$(0.4)	$2.5

Diluted income (loss) per share	$0.13	$(0.03)	$0.16

Notes:

[1]	In millions except for diluted income (loss) per share and per user metrics.
     Costs of Revenues. Costs of revenues are the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional service work. Costs of revenues increased by $1.4 million, or 10%, to $16.1 million for the year ended December 31, 2003, from $14.7 million for 2002. This increase was primarily attributable to a $1.4 million increase in bill payment processing costs, a $0.5 million increase in systems operations support costs and a $0.3 million increase in telecommunications costs, offset by a $0.8 million decrease in customer service costs. The increases in payment processing, systems operations support and telecommunications costs resulted from increases in the number of billable users and transactions and in the cost of supporting the systems on which our users conduct their transactions. The decrease in customer service costs was due to reductions in headcount resulting from technological efficiencies implemented over the past two years.
      Gross Profit. Gross profit increased to $22.3 million for the year ended December 31, 2003 from $17.7 million for the same period of 2002. Gross margin improved to 58% from 55% in the prior year, due to increased service fees leveraged over our relatively fixed cost of revenues and the $2.2 million termination fee received from Cal Fed. Gross profit also improved as a result of improved efficiency from technology development and cost control initiatives.

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
      Income from Operations. Income from operations increased $2.4 million, or 248%, to $3.4 million for the year ended December 31, 2003 from $1.0 million in 2002. The significant increase in income from operations was primarily due to increases in service fee revenues leveraged over relatively fixed costs and the $2.2 million termination fee received from Cal Fed in 2003.
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
      Net Income (Loss) Per Share. Net income was $2.1 million for the year ended December 31, 2003, compared to a loss of $0.4 million for 2002. Basic income (loss) per share was $0.14 and $(0.03) for the years ended December 31, 2003 and 2002, respectively, while diluted income (loss) per share was $0.13 and $(0.03) for the years ended December 31, 2003 and 2002, respectively.
Liquidity and Capital Resources
      Since inception, we have primarily financed our operations through private placements and public offerings of our common and preferred stock and the issuance of debt. We have also entered into various capital lease financing agreements. Cash and investments in available for sale securities were $4.6 million and $13.0 million as of December 31, 2004 and 2003, respectively. The $8.4 million decrease in cash and investments in available for sale securities results from $9.1 million in capital expenditures and $8.2 million in cash used in the acquisition of Incurrent. These cash expenditures were partially offset by $7.8 million in cash generated by operating activities and $1.1 million in cash generated by financing activities.
      Net cash provided by operating activities was $7.8 million for the year ended December 31, 2004 as compared to $7.0 million during the year ended December 31, 2003. Of the $7.8 million in cash generated by operating activities in 2004, 91% was recurring in nature, while 60% of the $6.5 million in cash generated by operating activities in 2003 was recurring in nature.
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

Item 8.     Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (as revised)
      The management of Online Resources Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed under the supervision of the Company’s principal executive, principal financial and principal accounting officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.
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
      Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
      In the Company’s 2004 Form 10-K filed on March 15, 2005, management concluded that its internal control over financial reporting was effective as of December 31, 2004. Subsequently, management concluded that the Company’s failure to correctly apply SFAS No. 140, and its related interpretations, with respect to the Company’s previous policy regarding the treatment of unclaimed bill payment checks constituted a material weakness in the Company’s internal control over financial reporting. Solely as a result of this material weakness, management has revised its earlier assessment and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004.
      Since Incurrent Solutions, Inc. was acquired on December 22, 2004, management did not assess the effectiveness of internal control over financial reporting at this entity because it was not possible to conduct an assessment of the entity’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment. Incurrent Solutions, Inc. constituted $4,549,062 and $2,344,375 of total and net assets, respectively, as of December 31, 2004 and $0 revenues and net income, for the year ended December 31, 2004.
      Management’s revised assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the registered public accounting firm that audited the Company’s restated consolidated financial statements, as stated in their report, included elsewhere in this Annual Report on Form 10-K/A.

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Online Resources Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as restated), that Online Resource Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the Company’s material weakness relating to the accounting for unclaimed bill payments, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our report dated March 8, 2005, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004 and an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria. As described in the following paragraph, management has subsequently identified a deficiency that was considered to be a material weakness in internal control over financial reporting as of December 31, 2004. Accordingly, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, as expressed herein, is different from that expressed in our previous report.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment as of December 31, 2004 identified as a material weakness the Company’s failure to correctly apply SFAS No. 140, and its related interpretations, with respect to the Company’s previous policy regarding the treatment of unclaimed bill payment checks. Management concluded the Company’s previously reported expense had been understated resulting in the restatement of the Company’s consolidated balance sheet as of December 31, 2003 and 2004, and operating results for the year ended December 31, 2004. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report, dated March 8, 2005 except for Note 2 as to which the date is August 15, 2005, on those consolidated financial statements.
      In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ ERNST & YOUNG LLP
March 8, 2005, except for the effects of the material
weakness described in the seventh paragraph above,
as to which the date is August 15, 2005

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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Online Resources Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States
      As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements have been restated.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2005, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is August 15, 2005, expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP
March 8, 2005, except for Note 2,
as to which the date is August 15, 2005

ONLINE RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(restated)	(restated)
Assets
Current assets:
Cash and cash equivalents	$3,341,678	$7,054,537
Restricted cash	1,650,723	595,520
Investments	1,298,909	5,983,869
Accounts receivable (net of allowance of approximately $152,000 and $67,000 at December 31, 2004 and 2003, respectively)	8,433,113	3,818,132
Deferred implementation costs	460,600	493,689
Prepaid expenses and other current assets	2,634,961	910,631

Total current assets	17,819,984	18,856,378
Property and equipment, net	13,099,829	7,344,170
Deferred implementation costs, less current portion	420,035	416,518
Goodwill	11,272,463	—
Intangible assets	1,569,800	—
Other assets	351,157	117,512

Total assets	$44,533,268	$26,734,578

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,654,650	$646,531
Accrued expenses and other current liabilities	3,159,743	1,255,993
Accrued compensation	1,808,233	1,526,926
Deferred revenues	972,890	585,804
Deferred rent obligation	158,237	—
Capital lease obligation	10,573	97,031

Total current liabilities	7,764,326	4,112,285
Deferred revenues, less current portion	379,036	302,535
Deferred rent obligation, less current portion	1,524,828	—
Capital lease obligation, less current portion	—	10,521
Other long term liabilities	94,422	—

Total liabilities	9,762,612	4,425,341
Commitments and contingencies	—	—
Stockholders’ equity
Series A convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued at December 31, 2004 and 2003	—	—
Series B junior participating preferred stock, $0.01 par value; 297,500 shares authorized; none issued at December 31, 2004 and 2003	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 19,340,222 issued and 19,264,697 outstanding at December 31, 2004; and 17,887,727 issued and 17,812,202 outstanding at December 31, 2003	1,926	1,781
Additional paid-in capital	114,647,954	106,128,290
Accumulated deficit	(79,651,309)	(83,598,361)
Treasury stock, 75,525 shares at December 31, 2004 and 2003	(227,800)	(227,800)
Accumulated other comprehensive (loss) income	(115)	5,327

Total stockholders’ equity	34,770,656	22,309,237

Total liabilities and stockholders’ equity	$44,533,268	$26,734,578

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,

	2004	2003	2002

	(restated)	(restated)
Revenues:
Account presentation services	$3,029,527	$4,064,083	$5,309,558
Payment services	28,277,468	21,041,685	15,253,963
Relationship management services	7,895,151	8,501,014	9,039,989
Professional services and other	3,083,306	4,800,833	2,750,673

Total revenues	42,285,452	38,407,615	32,354,183
Costs and expenses:
Service costs	15,927,447	14,681,696	13,020,405
Implementation and other costs	1,307,332	1,482,550	1,607,576

Costs of revenues	17,234,779	16,164,246	14,627,981

Gross profit	25,050,673	22,243,369	17,726,202
General and administrative	9,931,123	8,627,640	7,037,884
Sales and marketing	7,415,788	6,433,211	5,368,177
Systems and development	3,792,611	3,830,565	4,344,765

Total expenses	21,139,522	18,891,416	16,750,826

Income from operations	3,911,151	3,351,953	975,376
Other income (expense):
Interest income	147,185	79,090	126,876
Interest expense	(3,391)	(817,603)	(1,260,209)
Other income (expense)	38,107	(455)	(35,072)
Debt repurchase/conversion expense	—	(495,113)	(212,554)

Total other income (expense)	181,901	(1,234,081)	(1,380,959)

Income (loss) before income tax provision	4,093,052	2,117,872	(405,583)
Income tax provision	146,000	15,785	—

Net income (loss)	$3,947,052	$2,102,087	$(405,583)

Income (loss) per share:
Basic income (loss) per share	$0.22	$0.14	$(0.03)
Diluted income (loss) per share	$0.20	$0.13	$(0.03)
Shares used in calculation of income (loss) per share:
Basic	18,057,270	15,140,538	13,520,642
Diluted	20,128,093	16,685,602	13,520,642
See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Receivable
							Accumulated	From the
	Common Stock		Additional				Other	Sale of	Total
			Paid-in	Accumulated	Deferred Stock	Treasury	Comprehensive	Common	Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Stock	Income	Stock	Equity

Balance at December 31, 2001	13,248,390	$1,325	$89,937,671	$(85,294,865)	$(60,924)	$(148,581)	$25,370	$(122,381)	$4,337,615
Comprehensive loss:
Net loss	—	—	—	(405,583)	—	—	—	—	(405,583)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(10,718)	—	(10,718)

Comprehensive loss									(416,301)
Exercise of common stock options	189,955	19	291,150	—	—	—	—	—	291,169
Conversion of notes payable	295,031	30	1,141,818	—	—	—	—	—	1,141,848
Issuance of common stock	29,395	2	45,906	—	—	—	—	—	45,908
Cancellation of over-issued shares	(25,673)	(3)	3	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	(6,195)	—	60,924	—	—	—	54,729
Surrender of stock subscription receivable	(30,677)	(3)	3	—	—	(79,219)	—	122,381	43,162

Balance at December 31, 2002	13,706,421	1,370	91,410,356	(85,700,448)	—	(227,800)	14,652	—	5,498,130
Comprehensive income, restated:
Net income, restated	—	—	—	2,102,087	—	—	—	—	2,102,087
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(9,325)	—	(9,325)

Comprehensive income, restated									2,092,762
Exercise of common stock options	746,911	75	2,167,806	—	—	—	—	—	2,167,881
Issuance of common stock	1,357,556	136	4,450,328	—	—	—	—	—	4,450,464
Conversion of notes payable	2,001,314	200	8,099,800	—	—	—	—	—	8,100,000

Balance at December 31, 2003, restated	17,812,202	1,781	106,128,290	(83,598,361)	—	(227,800)	5,327	—	22,309,237
Comprehensive income, restated:
Net income, restated	—	—	—	3,947,052	—	—	—	—	3,947,052
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(5,442)	—	(5,442)

Comprehensive income, restated									3,941,610
Exercise of common stock options	424,434	42	1,072,572	—	—	—	—	—	1,072,614
Issuance of common stock	28,047	3	157,090	—	—	—	—	—	157,093
Issuance of common stock in connection with Incurrent acquisition	1,000,014	100	7,290,002						7,290,102

Balance at December 31, 2004, restated	19,264,697	$1,926	$114,647,954	$(79,651,309)	$—	$(227,800)	$(115)	$—	$34,770,656

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2004	2003	2002

	(restated)	(restated)
Operating activities
Net income (loss)	$3,947,052	$2,102,087	$(405,583)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Debt conversion expense	—	495,113	212,554
Depreciation and amortization	3,665,074	3,137,072	2,679,727
Amortization of debt issuance costs	—	164,766	252,663
Stock compensation	—	—	97,891
Loss on disposal of assets	38,014	—	—
Provision for losses on accounts receivable	—	(10,000)	88,000
Net realized loss (gain) on investments	12,939	(6,867)	(10,035)
Amortization of bond (discount) premium	(37,590)	1,366	(6,892)
Changes in assets and liabilities, net of acquisition:
Restricted cash	(1,102,342)	(595,520)	—
Accounts receivable	(1,997,625)	17,669	(1,278,063)
Prepaid expenses and other current assets	(1,592,810)	(138,645)	(22,789)
Deferred implementation costs	29,572	121,931	641,374
Other assets	(78,645)	332,568	513,094
Accounts payable	1,008,119	(244,782)	166,629
Accrued expenses and other current liabilities	1,674,427	1,055,277	374,436
Other long term liabilities	94,422	—	—
Lease incentive obligation	1,683,065	—	—
Deferred revenues	463,587	888	(559,468)

Net cash provided by operating activities	7,807,259	6,432,923	2,743,538
Investing activities
Purchases of property and equipment	(9,158,494)	(2,677,013)	(3,670,833)
Purchases of available-for-sale securities	(11,482,953)	(12,658,680)	(6,117,950)
Sales of available-for-sale securities	16,187,121	11,165,864	7,212,652
Acquisition of Incurrent, net of cash acquired	(8,198,520)	—	—

Net cash used in investing activities	(12,652,846)	(4,169,829)	(2,576,131)
Financing activities
Net proceeds from issuance of common stock	1,229,707	6,618,345	337,077
Repayment of capital lease obligations	(96,979)	(217,852)	(333,786)
Repurchase of notes payable	—	(3,900,000)	—

Net cash provided by financing activities	1,132,728	2,500,493	3,291

Net (decrease) increase in cash and cash equivalents	(3,712,859)	4,763,587	170,698
Cash and cash equivalents at beginning of year	7,054,537	2,290,950	2,120,252

Cash and cash equivalents at end of year	$3,341,678	$7,054,537	$2,290,950

Supplemental information to statement of cash flows:
Cash paid for interest	$10,403	$830,170	$1,061,917
Income taxes paid	37,274	48,500	—
Conversion of notes payable	—	8,100,000	1,000,000
Net unrealized loss on investments	(5,442)	(9,325)	(10,718)
Common stock issued in connection with Incurrent acquisition	7,290,102	—	—
See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION
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

2.	RESTATEMENT
      On August 15, 2005, the Company concluded that the Company’s financial statements for fiscal periods ending December 31, 2004 and 2003 and the first interim period of 2005 should be restated to reflect a change in its policy regarding unclaimed bill payment checks, and correct its accounting treatment with regard to its prior policy.
      In the third quarter of 2003, the Company adopted a policy to recognize stale bill payment checks as assets and began withdrawing funds related to certain stale unclaimed bill payment checks from an escrow account held for bill payments. The Company believed that there was a basis for making a claim of ownership of these funds for unclaimed bill payment checks after reviewing an appropriate legal analysis. Based on the length of time that the unclaimed checks were outstanding, the Company would withdraw the cash from the escrow accounts and record an asset with a corresponding liability. The Company then reduced the liability in accordance with FASB Statement No. 5, Accounting for Contingencies, based on an analysis of its payment history related to stale unclaimed bill payments with a corresponding reduction to payment processing costs. The amount by which payment processing costs were reduced from July 1, 2003 through December 31, 2004 totaled $1.7 million. The Company has determined that under this policy, the liability for the unclaimed bill payments should not have been reduced as the liability was not legally extinguished under paragraph 16 of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.
      Under its revised policy, the Company will either return unclaimed funds to its financial institution clients or surrender the funds to the appropriate state escheat funds. The policy was revised to derive consistency with that of other bill payment providers, to take cognizance of changes occurring in the adoption of unclaimed property laws and to resolve issues regarding the manner in which the Company accounted for unclaimed bill payment funds following the adoption of its initial policy. As a result of this revised policy, the Company restated its financial statements, which resulted in a reduction to net income of $1.0 million and $0.7 million and reduced earnings per share by $0.05 and $0.04 for the years ended December 31, 2004 and 2003, respectively.
      Following the restatement, unclaimed bill payment funds will no longer contribute to the Company’s financial performance or be reflected in its statements of operations. Unclaimed bill payment funds will no longer be used to reduce the Company’s service costs, thereby resulting in a corresponding decrease in the Company’s gross profits and net income. In addition, the Company will accrue a liability equal to the cash it obtained subsequent to the adoption of its initial policy to reflect its obligation to either return funds to its clients or to surrender the funds in accordance with unclaimed property laws. This cash and the corresponding liability will remain on the Company’s balance sheet until such funds have been disposed of in accordance with the new policy.
      The impacts of these restatements to the Company’s consolidated statements of operations for the years ended December 31, 2004 and 2003 were decreases to net income of $1.0 and $0.7 million, respectively.

2.	RESTATEMENT (CONTINUED)

      The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated balance sheets as of December 31, 2004 and December 31, 2003 and consolidated statements of operations and comprehensive income for the years ended December 31, 2004 and 2003:

	As of December 31,

	2004		2003

	Previously		Previously
	Reported	Restated	Reported	Restated

Current assets:
Cash and cash equivalents	$4,992,401	$3,341,678	$7,650,057	$7,054,537
Restricted cash	—	1,650,723	—	595,520
Accounts receivable	8,516,471	8,433,113	3,935,513	3,818,132
Total current assets	17,903,342	17,819,984	18,973,759	18,856,378
Total assets	44,616,626	44,533,268	26,851,959	26,734,578
Current liabilities:
Accrued expenses and other current liabilities	1,509,020	3,159,743	660,473	1,255,993
Other long term liabilities	133,580	94,422	51,219	—
Total liabilities	8,151,047	9,762,612	3,881,040	4,425,341
Accumulated deficit	(77,956,386)	(79,651,309)	(82,936,679)	(83,598,361)
Total stockholders’ equity	36,465,579	34,770,656	22,970,919	22,309,237
Total liabilities and stockholders’ equity	44,616,626	44,533,268	26,851,959	26,734,578

	Years Ended December 31,

	2004		2003

	Previously		Previously
	Reported	Restated	Reported	Restated

Service costs	$14,894,206	$15,927,447	$14,020,014	$14,681,696
Gross profit	26,083,914	25,050,673	22,905,051	22,243,369
Income from operations	4,944,392	3,911,151	4,013,635	3,351,953
Net income	4,980,293	3,947,052	2,763,769	2,102,087
Net income per share:
Basic	$0.28	$0.22	$0.18	$0.14
Diluted	$0.25	$0.20	$0.17	$0.13
Comprehensive income	$4,974,851	$3,945,450	$2,758,327	$2,143,784

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
      Other revenues consist of service fees associated with enhanced third-party solutions, termination fees and interest earned on bill payment escrow accounts. Service fees for enhanced third-party solutions include fully integrated bill payment and account retrieval through Intuit’s Quicken, check ordering, inter-institution funds transfer, account aggregation and check imaging. Revenues from these service fees are recognized on a monthly basis over the term of the contract as the services are provided. Termination fees are recognized upon termination of a contract. The Company collects funds from end-users and aggregates them in clearing accounts which are not included on its consolidated balance sheets as the Company does not have ownership of these funds. For certain transactions, funds may remain in the clearing accounts until a payment check is deposited or other payment transmission is accepted by the receiving merchant. The Company earns interest on these funds for the period they remain in the clearing accounts. This interest totaled $0.6, $0.4 and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.
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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
      The following table summarizes the Company’s comprehensive income (loss):

	Year ended December 31,

	2004	2003	2002

	(restated)	(restated)
Net income (loss)	$3,947,052	$2,102,087	$(405,583)
Unrealized loss on marketable securities	(5,442)	(9,325)	(10,718)

Total comprehensive income (loss)	$3,941,610	$2,092,762	$(416,301)

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

	Year Ended December 31,

	2004	2003	2002

	(restated)	(restated)
Net income (loss) as reported	$3,947,052	$2,102,087	$(405,583)
Adjustment to net income (loss) for:
Stock based compensation included in net income (loss)	—	—	97,891
Pro forma stock-based compensation expense	(2,244,518)	(2,558,313)	(4,567,065)

Pro forma net income (loss)	$1,702,534	$(456,226)	$(4,874,757)

Basic net income (loss) per share
As reported	$0.22	$0.14	$(0.03)
Pro forma	$0.09	$(0.03)	$(0.36)
Diluted net income (loss) per share
As reported	$0.20	$0.13	$(0.03)
Pro forma	$0.08	$(0.03)	$(0.36)
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

4.	ACQUISITION
      On December 22, 2004, the Company completed the acquisition of Incurrent, a New Jersey corporation, pursuant to which Incurrent merged with and into the Company’s wholly-owned subsidiary, Incurrent Acquisition LLC, a New Jersey limited liability company. The Company now operates the Incurrent business as its card and credit services division. Founded in 1997, Incurrent develops and operates advanced web-based products for financial institutions in the global payment card industry, including issuers of consumer, small

4.  ACQUISITION (CONTINUED)
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
      Assuming the acquisition had taken place on December 31, 2002, the Company’s pro forma results for the year ended December 31, 2004 would have been:

	For the year ended December 31,

	2004	2003

	(restated)	(restated)
Revenues	$52,899,333	$48,180,905
Net income	$3,717,161	$2,200,540

5.	INVESTMENTS
      The Company classifies its investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets. Fair market value is based on quoted market value. Any unrealized gains or losses are reported as a separate component of stockholders’ equity. Realized gains and losses are included in investment income. Interest and dividends also are included in investment income. The net realized loss on investments for the year ended December 31, 2004 was approximately $12,900 and a gain for the years ended 2003 and 2002 were approximately $6,900, and $10,000 respectively. For purposes of determining gross realized gains and losses,

5.  INVESTMENTS (CONTINUED)
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
6.  PROPERTY AND EQUIPMENT
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

7.  CONVERTIBLE NOTES
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
      Between October 1 and October 28, 2003, Noteholders converted $7.5 million in Convertible Notes into 1,875,000 shares of the Company’s common stock at $4.00 per share pursuant to the terms of the Notes. On

7.  CONVERTIBLE NOTES (CONTINUED)
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
8.  COMMITMENTS
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

9.  INCOME TAXES
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

10.  PREFERRED STOCK
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
11.  STOCKHOLDERS’ EQUITY
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

11.  STOCKHOLDERS’ EQUITY (CONTINUED)
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

11.  STOCKHOLDERS’ EQUITY (CONTINUED)
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
12.     NET INCOME (LOSS) PER SHARE
      The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,

	2004	2003	2002

	(restated)	(restated)
Net income (loss)	$3,947,052	$2,102,087	$(405,583)
Shares used in calculation of income (loss) per share:
Basic	18,057,270	15,140,538	13,520,642
In the money warrants	62,525	38,073	—
In the money options	2,008,298	1,506,991	—

Diluted	20,128,093	16,685,602	13,520,642

Net income (loss) per share:
Basic	$0.22	$0.14	$(0.03)
Diluted	$0.20	$0.13	$(0.03)
      Due to their anti-dilutive effects, outstanding shares from the conversion of the Convertible Notes, stock options and warrants to purchase 3,432,622, 4,113,639 and 9,736,686 shares of common stock at December 31, 2004, 2003 and 2002, respectively, were excluded from the computation of diluted earnings per share.
13.     EMPLOYEE BENEFIT PLANS
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

13.     EMPLOYEE BENEFIT PLANS (CONTINUED)
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
14.     RELATED PARTY TRANSACTIONS
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
15.     SUBSEQUENT EVENT
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
16.     SUMMARIZED QUARTERLY DATA (UNAUDITED)
      The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years 2004 and 2003 is as follows:

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

	(restated)	(restated)	(restated)	(restated)
Total revenues	$9,767,367	$10,068,458	$11,046,654	$11,402,973
Gross profit	5,289,090	5,906,473	6,829,165	7,025,945
Net income	$224,333	$983,208	$1,810,657	$928,854
Net income per share:
Basic	$0.01	$0.05	$0.10	$0.05
Diluted	$0.01	$0.05	$0.09	$0.05

16.     SUMMARIZED QUARTERLY DATA (UNAUDITED) (CONTINUED)

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

			(restated)	(restated)
Total revenues	$11,009,998	$8,417,410	$9,259,122	$9,721,085
Gross profit	7,159,509	4,656,985	5,097,659	5,329,216
Net income (loss)	$2,123,172	$(148,215)	$213,863	$(86,733)
Net income (loss) per share:
Basic	$0.15	$(0.01)	$0.02	$(0.01)
Diluted	$0.15	$(0.01)	$0.01	$(0.01)
      The impacts of these restatements to the Company’s consolidated statements of operations for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 were decreases to net income of $0.2, $0.2, $0.3 and $0.3 million, respectively. The impacts of these restatements to the Company’s consolidated statements of operations for the quarters ended September 30, 2003 and December 31, 2003 were decreases to net income of $0.1 and $0.5 million, respectively.
      The previously reported consolidated statements of operations (unaudited) by quarter for 2004 and 2003 are presented below:

	Quarter Ended

	March 31,		September 30,	December 31,
	2004	June 30, 2004	2004	2004

Total revenues	$9,767,367	$10,068,458	$11,046,654	$11,402,973
Gross profit	5,483,868	6,124,283	7,168,218	7,307,545
Net income	$419,111	$1,201,018	$2,149,710	$1,210,454
Net income per share:
Basic	$0.02	$0.07	$0.12	$0.07
Diluted	$0.02	$0.06	$0.11	$0.06

	Quarter Ended

	September 30,	December 31,
	2003	2003

Total revenues	$9,259,122	$9,721,085
Gross profit	5,247,600	5,840,957
Net income	$363,804	$425,008
Net income per share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      No changes in or disagreements with accountants on accounting and financial disclosure have occurred during the two most recent fiscal years.

Item 9A.	Controls and Procedures
Restatement
      On August 15, 2005, we concluded that the our financial statements for the fiscal periods ending December 31, 2004 and 2003 and the first interim period of 2005 should be restated to reflect an amendment to the accounting treatment of unclaimed bill payment checks.
      In the third quarter of 2003, we had adopted a policy to recognize as assets the amounts underlying bill payment checks drawn upon our escrow accounts that have been outstanding for at least a year. Our policy was to recognize checks that are more than a year outstanding and less than $200 after one year as an offset to payment processing costs after taking a 5% reserve on the assets. Checks greater than $200 are recognized as assets after they are outstanding for two years with no reserve on the assets. We adopted this policy after obtaining a legal analysis from outside counsel and conferring with our independent auditors as to the accounting treatment that should apply to this policy. We determined to retroactively change this policy so that we would no longer recognize the amounts underlying aged bill payment checks as assets. Instead, we determined to either return aged bill payment funds to our financial institution clients or surrender the funds underlying the checks in accordance with state unclaimed property laws.
      After management’s decision to amend our accounting treatment of unclaimed bill payment checks on August 15, 2005, management recommended to the Audit Committee that, upon completion of our analysis of the impact of the items described above, our previously filed financial statements be restated to reflect the correction of this item. The Audit Committee agreed with this recommendation. On August 15, 2005, upon completion of our analysis, the Audit Committee approved our restated financial statements included in this Amendment.
Evaluation of Disclosure Controls and Procedures
      In connection with the restatements, we re-evaluated our disclosure controls and procedures. We concluded that with respect to our prior policy, we failed to properly account for the treatment of unclaimed bill payment checks under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140”). This failure constituted a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004.
Remediation of Material Weakness in Internal Control
      SFAS No. 140 no longer applies to our aged bill payment check policy because we no longer withdraw cash from the escrow account. Accordingly, there are no new or modified internal control procedures required to remediate the issue caused by the material weakness we identified.
Changes in Internal Control Over Financial Reporting
      As previously reported, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(3) List of Exhibits.

2.1	Agreement and Plan of Merger Among Online Resources Corporation, Incurrent Acquisition LLC and Incurrent Solutions, Inc. (Incorporated by reference from our Form 8-K filed on October 21, 2004)
3.1	Form of Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
3.2	Form of Amended and Restated Bylaws of the Company (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
3.3	Certificate of Designation of Shares of Series B Junior Participating Preferred Stock (Filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 and incorporated herein by reference)
4.1	Specimen of Common Stock Certificate of the Company (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.2	Form of warrants issued to placement agent (Filed as Exhibit 4.3 to our Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 and incorporated herein by reference)
4.3	Registration Rights Agreement dated September 28, 2000 among the Registrant and Jefferies & Company, Inc. as the placement agent (Filed as Exhibit 4.2 to our Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 and incorporated herein by reference)
4.4	Rights Agreement dated as of January 11, 2002, between the registrant and American Stock Transfer & Trust Company (Filed as Exhibit 4.1 to our Form 8-K filed on January 15, 2002 and incorporated herein by reference)
10.1	Lease Agreement for premises at 7600 Colshire Drive, McLean, Virginia (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.2	Online Resources & Communications Corporation 1989 Stock Option Plan (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.3	1999 Stock Option Plan (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.4	Employee Stock Purchase Plan (Incorporated by reference from our registration statement on Form S-8; Registration No. 333-40674)

10.5	Lease Agreement for premises at 4795 Meadow Wood Lane, Chantilly, Virginia (Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004 and incorporated herein by reference)
23	Consent of Independent Registered Public Accounting Firm (See Exhibit attached to this Report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
      We have audited the consolidated financial statements of Online Resources Corporation as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 8, 2005, except for Note 2, as to which the date is August 15, 2005 (included elsewhere in this Form 10-K/A). Our audits also included the financial statement schedule listed in Item 14(a)(2) of the Form 10-K/A. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
McLean, Virginia
March 8, 2005, except for Note 2 to the consolidated financial statements as to which the date is August 15, 2005

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
Date: August 19, 2005

By:	/s/ Matthew P. Lawlor

Matthew P. Lawlor
Chairman and
Chief Executive Officer