Form 10-Q/A
period 2005-03-31
ONLINE RESOURCES CORP
filed 2005-08-19
CIK 888953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

ONLINE RESOURCES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

ONLINE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2005	2004
	(unaudited) (restated)	(restated)
Assets
Current assets:
Cash and cash equivalents	$5,191,516	$3,341,678
Restricted cash	1,901,483	1,650,723
Investments	2,300,000	1,298,909
Accounts receivable (net of allowance of approximately $154,000 and $152,000 at March 31, 2005 and December 31, 2004, respectively)	8,310,962	8,433,113
Deferred implementation costs	505,791	460,600
Prepaid expenses and other current assets	1,155,975	2,634,961

Total current assets	19,365,727	17,819,984
Property and equipment, net	13,390,737	13,099,829
Goodwill	11,551,801	11,272,463
Intangible assets	1,491,310	1,569,800
Deferred implementation costs, less current portion	458,943	420,035
Other assets	305,588	351,157

Total assets	$46,564,106	$44,533,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,080,246	$1,654,650
Accrued expenses and other current liabilities	3,109,522	3,159,743
Accrued compensation	1,219,991	1,808,233
Deferred rent obligation	158,237	158,237
Deferred revenues	970,830	972,890
Capital lease obligation	6,699	10,573

Total current liabilities	6,545,525	7,764,326
Deferred rent obligation, less current portion	1,673,848	1,524,828
Deferred revenues, less current portion	518,413	379,036
Other long term liabilities	—	94,422

Total liabilities	8,737,786	9,762,612
Commitments and contingencies	—	—
Stockholders’ equity
Series A convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued at March 31, 2005 and December 31, 2004	—	—
Series B junior participating preferred stock, $0.01 par value; 297,500 shares authorized; none issued at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 19,506,163 issued and 19,430,638 outstanding at March 31, 2005; and 19,340,222 issued and 19,264,697 outstanding at December 31, 2004	1,943	1,926
Additional paid-in capital	115,495,544	114,647,954
Accumulated deficit	(77,443,367)	(79,651,309)
Treasury stock, 75,525 shares at March 31, 2005 and December 31, 2004	(227,800)	(227,800)
Accumulated other comprehensive loss	—	(115)

Total stockholders’ equity	37,826,320	34,770,656

Total liabilities and stockholders’ equity	$46,564,106	$44,533,268

See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	(restated)	(restated)
Revenues:
Account presentation services	$2,826,580	$785,257
Payment services	8,443,353	6,335,990
Relationship management services	2,045,041	1,931,228
Professional services and other	1,796,566	714,892

Total revenues	15,111,540	9,767,367
Costs and expenses:
Service costs	5,006,779	4,303,443
Implementation and other costs	917,705	341,036

Costs of revenues	5,924,484	4,644,479

Gross profit	9,187,056	5,122,888
General and administrative	3,194,826	2,111,425
Sales and marketing	2,475,431	1,866,548
Systems and development	1,274,535	935,367

Total expenses	6,944,792	4,913,340

Income from operations	2,242,264	209,548
Other income (expense):
Interest income	29,417	26,403
Interest expense	(3,739)	(2,618)

Total other income	25,678	23,785

Income before income tax provision	2,267,942	233,333
Income tax provision	60,000	9,000

Net income	$2,207,942	$224,333

Net income per share:
Basic net income per share	$0.11	$0.01
Diluted net income per share	$0.10	$0.01

Shares used in calculation of net income per share:
Basic	19,358,468	17,883,065
Diluted	21,605,541	20,097,459

See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	(restated)	(restated)
Operating activities
Net income	$2,207,942	$224,333
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,283,264	957,942
Provision for losses on accounts receivable	2,091	—
Amortization of bond discount	(976)	(6,424)
Changes in assets and liabilities:
Restricted cash	(250,760)	(242,273)
Accounts receivable	120,060	(296,889)
Prepaid expenses and other current assets	1,478,986	112,569
Deferred implementation costs	(84,099)	38,152
Other assets	45,569	18,704
Accounts payable	(574,404)	321,769
Accrued expenses	(617,801)	(222,055)
Deferred rent obligation	149,020	—
Deferred revenues	(162,683)	(51,805)
Other long term liabilities	(94,422)	—

Net cash provided by operating activities	3,501,787	854,023
Investing activities
Purchases of property and equipment	(1,495,682)	(1,008,407)
Purchases of available-for-sale securities	(2,300,000)	(3,952,072)
Sales of available-for-sale securities	1,300,000	3,617,690

Net cash used in investing activities	(2,495,682)	(1,342,789)
Financing activities
Net proceeds from issuance of common stock	847,607	307,268
Repayment of capital lease obligations	(3,874)	(55,948)

Net cash provided by financing activities	843,733	251,320

Net increase in cash and cash equivalents	1,849,838	(237,446)
Cash and cash equivalents at beginning of period	3,341,678	7,054,537

Cash and cash equivalents at end of period	$5,191,516	$6,817,091

Supplemental information to statements of cash flows:
Cash paid for interest	$350	$2,608
Income taxes paid	49,850	—
Net unrealized gain on investments	115	2,303

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

INTERIM FINANCIAL INFORMATION

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with our consolidated audited financial statements for the year ended December 31, 2004 included in the Annual Report on Form 10-K/A filed by the Company with the Securities and Exchange Commission on August 19, 2005. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2. RESTATEMENT
     On August 15, 2005, the Company concluded that its financial statements for fiscal periods ending December 31, 2004 and 2003 and the first interim period of 2005 should be restated to reflect a change in its policy regarding unclaimed bill payment checks, and correct its accounting treatment with regard to its prior policy.
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
     The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated balance sheets as of March 31, 2005 and December 31, 2004 and consolidated statements of operations and comprehensive income for the three months ended March 31, 2005 and 2004:

	March 31, 2005		December 31, 2004
	Previously		Previously
	Reported	Restated	Reported	Restated
Current assets:
Cash and cash equivalents	$7,092,999	$5,191,516	$4,992,401	$3,341,678
Restricted cash	—	1,901,483	—	1,650,723
Accounts receivable	8,386,814	8,310,962	8,516,471	8,433,113
Total current assets	19,441,579	19,365,727	17,903,342	17,819,984
Total assets	46,639,958	46,564,106	44,616,626	44,533,268

Current liabilities:
Accrued expenses and other current liabilities	1,208,039	3,109,522	1,509,020	3,159,743

Other long term liabilities	41,150	—	133,580	94,422
Total liabilities	6,877,453	8,737,786	8,151,047	9,762,612

Accumulated deficit	(75,507,182)	(77,443,367)	(77,956,386)	(79,651,309)
Total stockholders’ equity	39,762,505	37,826,320	36,465,579	34,770,656
Total liabilities and stockholders’ equity	46,639,998	46,564,106	44,616,626	44,533,268

	Three Months Ended March 31,
	2005		2004
	Previously		Previously
	Reported	Restated	Reported	Restated

Service costs	$4,765,517	$5,006,779	$4,108,665	$4,303,443

Gross profit	9,428,318	9,187,056	5,317,666	5,122,888

Income from operations	2,483,526	2,242,264	404,326	209,548

Net income	2,449,204	2,207,942	419,111	224,333

Net income per share:
Basic	$0.13	$0.11	$0.02	$0.01
Diluted	$0.11	$0.10	$0.02	$0.01

Comprehensive income	$2,449,319	$2,208,057	$421,414	$226,636

3. RECLASSIFICATION

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

Revenues	$11,967,183
Income from operations, restated	$110,506
Net income, restated	$121,534
Basic net income per share, restated	$0.01
Diluted net income per share, restated	$0.01
Weighted average shares used in computing:
Basic net income per share	18,883,084
Diluted net income per share	21,097,478

5. REPORTABLE SEGMENTS

     The Company manages its business through two reportable segments: banking and card. On January 1, 2005 the Company established the card segment with the acquisition of Incurrent. The operating results of the business segments exclude the allocation of intangible asset amortization.

     The results of operations from these reportable segments were as follows for the three months ended March 31, 2005 and 2004:

			Unallocated
	Banking	Card	Expenses (1)	Total
	(restated)			(restated)
Three months ended March 31, 2005:
Revenues	$12,555,975	$2,555,565	$—	$15,111,540
Costs of revenues	4,847,214	1,027,270	50,000	5,924,484

Gross profit	7,708,761	1,528,295	(50,000)	9,187,056
Operating expenses	6,093,699	822,603	28,490	6,944,792

Income from operations	$1,615,062	$705,692	$(78,490)	$2,242,264

Three months ended March 31, 2004:
Revenues	$9,767,367	$2,199,816	$—	$11,967,183
Costs of revenues	4,644,479	879,926	50,000	5,574,405

Gross profit	5,122,888	1,319,890	(50,000)	6,392,778
Operating expenses	4,913,340	1,340,442	28,490	6,282,272

Income from operations	$209,548	$(20,552)	$(78,490)	$110,506

(1)	Unallocated expenses are comprised of intangible asset amortization that is not included in the measure of segment profit or loss used internally to evaluate the segments.

6. STOCK BASED COMPENSATION

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

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	(restated)	(restated)
Net income as reported	$2,207,942	$224,333
Adjustment to net income for:
Pro forma stock-based compensation expense	(560,103)	(500,980)

Pro forma net income (loss)	$1,647,839	$(276,647)

Basic net income (loss) per share
As reported	$0.11	$0.01
Pro forma	$0.09	$(0.02)

Diluted net income (loss) per share
As reported	$0.10	$0.01
Pro forma	$0.08	$(0.02)

7. MAJOR CUSTOMER

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

8. NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share:

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	(restated)	(restated)
Net income	$2,207,942	$224,333
Shares used in calculation of income (loss) per share:
Basic	19,358,468	17,883,065
In the money warrants	88,944	87,026
In the money options	2,158,129	2,127,368

Diluted	21,605,541	20,097,459

Net income per share
Basic	$0.11	$0.01
Diluted	$0.10	$0.01

9. COMPONENTS OF COMPREHENSIVE INCOME

     SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive income or loss be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet.

     The following table summarizes the Company’s comprehensive income:

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	(restated)	(restated)
Net income	$2,207,942	$224,333
Unrealized gain on marketable securities	115	2,303

Total comprehensive income	$2,208,057	$226,636

10. SUBSEQUENT EVENT

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

     These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q/A, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section “Risk Factors” in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 19, 2005. These risks include, among others, the following:

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

     Registered end-users using account presentation, bill payment or both, are the major drivers of our revenues. Since the first quarter of 2004, the number of users using our account presentation services increased 504%, and the number of users using our payment services increased 40%, for an overall 268% increase in users. Exclusive of the 2.2 million users added through the acquisition of Incurrent, account presentation services users increased 11% and overall users increased 29%. While we have seen some reduction in average monthly recurring revenue per user, due largely to our decisions to fix price the account presentation service to our clients and offer volume-based bill payment price reductions, this has been more than offset by a decline in the average monthly recurring cost per user, thereby improving our gross margin. Gross margin for the three months ended March 31, 2005 was 61% versus 52% for the three months ended March 31, 2004.

     We have long-term service contracts with our financial services provider clients. The majority of our revenues are recurring, though these contracts also provide for implementation, set-up and other non-recurring fees. Account presentation services revenues are based on either a monthly license fee, allowing our financial institution clients to register an unlimited number of customers, or a monthly fee for each registered customer. Payment services revenues are based on either a monthly fee for each customer enrolled, a fee per executed transaction, or a combination of both. Our clients pay nearly all of our fees and then determine if or how they want to pass these costs on to their users. They typically provide account presentation services to users free of charge, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products. As of March 31, 2005 approximately 40% of our clients were charging their users for providing payment services.

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

Financial Condition

     While we have achieved net income for the past seven quarters and expect our profitability to be sustainable, we have historically experienced operating losses and negative cash flow due to the initial costs of developing our infrastructure and the early revenues typical of an emerging market segment. As a result, at March 31, 2005 we had an accumulated deficit of $77 million. We have funded our operations primarily through the issuance of equity and debt securities. Our ongoing working capital requirements consist primarily of personnel costs related to providing our services and operating, enhancing and maintaining our systems.

     Cash and investments in securities available-for-sale were $7.5 and $4.7 million as of March 31, 2005 and December 31, 2004, respectively. The $2.8 million increase in cash and investments in available for sale securities results from $3.5 and $0.8 million in cash provided by operating and financing activities respectively, partially offset by $1.5 million in capital expenditures.

Results of Operations

     The following table presents the summarized results of operations for our two reportable segments, banking and card (dollars in thousands):

	THREE MONTHS ENDED MARCH 31,
	2005		2004
	Dollars	%	Dollars	%
Revenues:
Banking	$12,556	83%	$9,767	100%
Card	2,556	17%	—	0%

Total	$15,112	100%	$9,767	100%

	Dollars	Margin	Dollars	Margin
Gross profit:
Banking	$7,709	61%	$5,123	52%
Card	1,528	60%	—	0%
Unallocated	(50)		—

Total	$9,187	61%	$5,123	52%

	Dollars	%	Dollars	%
Operating expenses:
Banking	$6,094	88%	$4,913	100%
Card	823	12%	—	0%
Unallocated	28	0%	—	0%

Total	$6,945	100%	$4,913	100%

	Dollars	Margin	Dollars	Margin
Income from operations:
Banking	$1,615	13%	$210	2%
Card	705	28%	—	0%
Unallocated	(78)		—

Total	$2,242	15%	$210	2%

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

Costs and Expenses

	THREE MONTHS ENDED MARCH 31,		Increase/(Decrease)
	2005(1)	2004(1)	#(1)%
Revenues	$15.1	$9.7	$5.4	55%
Costs of revenues	5.9	4.6	1.3	28%

Gross profit	9.2	5.1	4.1	79%
Gross margin	61%	52%	9%	17%
Operating expenses
General & administrative	3.2	2.1	1.1	51%
Sales & marketing	2.5	1.9	0.6	33%
Systems & development	1.3	0.9	0.4	36%

Total operating expenses	7.0	4.9	2.1	41%

Income from operations	2.2	0.2	2.0	953%
Other expense, net	—	—	—

Net income	$2.2	$0.2	$2.0	870%

Diluted income per share	$0.10	$0.01	$0.09	900%

Notes:

(1)	In millions except for diluted income per share and per user metrics.

     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $1.3 million to $5.9 million for the quarter ended March 31, 2005, from $4.6 million for the same period in 2004. In addition to the inclusion of $1.0 million in costs associated with the new card segment, the remaining $0.3 million of the increase resulted from increased amortization of software development costs capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP No. 98-1”) and increased payment processing costs resulting from increases in payment services users and transactions.

     Gross Profit. Gross profit increased to $9.2 million for the quarter ended March 31, 2005 from $5.1 million for the same period of 2004. Of the $4.1 million increase, $1.5 million, or 37%, related to the inclusion of the new card segment, and the remaining $2.6 million, or 63%, related to growth in the banking segment. Gross margin improved to 61% from 52% in the first quarter of 2004, due to increased service fees leveraged over our relatively fixed cost of revenues.

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

     Income from Operations. Income from operations increased $2.0 million, or 953%, to $2.2 million for the quarter ended March 31, 2005. The increase was due to an increase in service fee revenues leveraged over relatively fixed costs, $0.7 million in income from the new card division and $0.7 million in one-time termination fees received in the first quarter of 2005.

     Other Income (Expense), Net. Both interest income and expense remained relatively flat compared to the prior year.

     Net Income Per Share. Net income was $2.2 million for the quarter ended March 31, 2005, compared to $0.2 million for the same period of 2004. Basic net income per share was $0.11 and $0.01 for the quarters ended March 31, 2005 and 2004, respectively, while diluted net income per share was $0.10 and $0.01 for the quarters ended March 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have primarily financed our operations through private placements and public offerings of our common and preferred stock and the issuance of debt. We have also entered into various capital lease financing agreements. Cash and investments in securities available-for-sale were $7.5 and $4.7 million as of March 31, 2005 and December 31, 2004, respectively. The $2.8 million increase in cash and investments in available for sale securities results from $3.5 and $0.8 million in cash provided by operating and financing activities, respectively, partially offset by $1.5 million in capital expenditures.

     Net cash provided by operating activities was $3.5 million for the quarter ended March 31, 2005 as compared to $0.9 million during the quarter ended March 31, 2004. Of the $3.5 million in cash generated by operating activities in 2005, approximately 82% was recurring in nature, while approximately 98% of the $0.9 million in cash generated by operating activities for the quarter ended March 31, 2004 was recurring in nature.

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

Matthew P. Lawlor
Chairman and Chief Executive Officer
(Principal Executive Officer)

ONLINE RESOURCES CORPORATION

Date: August 19, 2005	By: /s/ Catherine A. Graham

Catherine A. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)