Form 10-Q
period 2005-06-30
ONLINE RESOURCES CORP
filed 2005-08-19
CIK 888953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
YES   ☑      NO   ☐
      As of August 8, 2005 there were 25,009,107 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ONLINE RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,644,486	$3,341,678
Restricted cash	2,151,967	1,650,723
Investments	3,100,000	1,298,909
Accounts receivable (net of allowance of approximately $154,000 and $152,000 at June 30, 2005 and December 31, 2004, respectively)	7,425,482	8,433,113
Deferred implementation costs	534,346	460,600
Prepaid expenses and other current assets	919,945	2,634,961

Total current assets	59,776,226	17,819,984
Property and equipment, net	13,662,871	13,099,829
Deferred implementation costs, less current portion	506,924	420,035
Goodwill	16,451,651	11,272,463
Intangible assets	2,606,160	1,569,800
Other assets	526,141	351,157

Total assets	$93,529,973	$44,533,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$979,229	$1,654,650
Accrued expenses and other current liabilities	3,692,455	3,159,743
Accrued compensation	1,801,478	1,808,233
Deferred revenues	1,722,701	972,890
Deferred rent obligation	158,237	158,237
Capital lease obligation	28,562	10,573

Total current liabilities	8,382,662	7,764,326
Deferred rent obligation, less current portion	1,728,446	1,524,828
Deferred revenues, less current portion	677,667	379,036
Other long term liabilities	—	94,422

Total liabilities	10,788,775	9,762,612
Commitments and contingencies	—	—
Stockholders’ equity
Series B junior participating preferred stock, $0.01 par value; 297,500 shares authorized; none issued at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 25,076,973 issued and 25,001,448 outstanding at June 30, 2005; and 19,340,222 issued and 19,264,697 outstanding at December 31, 2004	2,500	1,926
Additional paid-in capital	158,846,338	114,647,954
Accumulated deficit	(75,879,840)	(79,651,309)
Treasury stock, 75,525 shares at June 30, 2005 and December 31, 2004, respectively	(227,800)	(227,800)
Accumulated other comprehensive loss	—	(115)

Total stockholders’ equity	82,741,198	34,770,656

Total liabilities and stockholders’ equity	$93,529,973	$44,533,268

See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Revenues:
Account presentation services	$2,198,348	$776,257	$5,024,928	$1,561,514
Payment services	8,694,834	6,791,058	17,138,187	13,127,048
Relationship management services	1,912,164	1,933,118	3,957,205	3,864,346
Professional services and other	1,524,101	568,025	3,320,667	1,282,917

Total revenues	14,329,447	10,068,458	29,440,987	19,835,825
Costs and expenses:
Service costs	5,010,884	4,025,031	10,017,663	8,328,474
Implementation and other costs	1,068,387	327,108	1,986,092	668,144

Costs of revenues	6,079,271	4,352,139	12,003,755	8,996,618

Gross profit	8,250,176	5,716,319	17,437,232	10,839,207
General and administrative	3,352,702	2,086,277	6,547,528	4,197,702
Sales and marketing	2,491,450	1,784,021	4,966,881	3,650,569
Systems and development	1,023,566	878,779	2,298,101	1,814,146

Total expenses	6,867,718	4,749,077	13,812,510	9,662,417

Income from operations	1,382,458	967,242	3,624,722	1,176,790
Other income (expense):
Interest income	321,546	26,388	350,963	52,791
Interest expense	(5,198)	(1,422)	(8,937)	(4,040)

Total other income	316,348	24,966	342,026	48,751

Income before income tax provision	1,698,806	992,208	3,966,748	1,225,541
Income tax provision	135,281	9,000	195,281	18,000

Net income	$1,563,525	$983,208	$3,771,467	$1,207,541

Net income per share:
Basic net income per share	$0.06	$0.05	$0.17	$0.07
Diluted net income per share	$0.06	$0.05	$0.16	$0.06

Shares used in calculation of net income per share:
Basic	24,154,741	18,004,254	21,769,854	17,943,659
Diluted	26,508,684	20,029,657	24,123,591	20,084,646
See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2005	2004
Operating activities
Net income	$3,771,467	$1,207,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,795,953	1,908,349
Loss on disposal of assets	103,967	35,350
Provision for losses on accounts receivable	2,091	14,275
Amortization of bond (discount) premium	(976)	(14,245)
Changes in assets and liabilities, net of acquisition:
Restricted cash	(501,244)	(463,250)
Accounts receivable	1,164,145	(438,135)
Prepaid expenses and other current assets	1,717,183	(219,364)
Deferred implementation costs	(160,635)	58,974
Other assets	(149,250)	28,292
Accounts payable	(719,784)	269,240
Accrued expenses	258,491	174,416
Deferred rent obligation	203,618	—
Deferred revenues	(44,291)	400,347
Other long term liabilities	(94,422)	—

Net cash provided by operating activities	8,346,313	2,961,790
Investing activities
Purchases of property and equipment	(3,119,484)	(2,400,874)
Purchases of available-for-sale securities	(3,100,000)	(6,090,145)
Sales of available-for-sale securities	1,300,000	5,311,455
Acquisition of IDS, net of cash acquired	(3,316,653)	—

Net cash used in investing activities	(8,236,137)	(3,179,564)
Financing activities
Net proceeds from issuance of common stock (non-secondary related)	1,901,217	741,387
Net proceeds from issuance of common stock in secondary offering	40,297,932	—
Repayment of capital lease obligations	(6,517)	(80,035)

Net cash provided by financing activities	42,192,632	661,352

Net (decrease) increase in cash and cash equivalents	42,302,808	443,578
Cash and cash equivalents at beginning of period	3,341,678	7,054,537

Cash and cash equivalents at end of period	$45,644,486	$7,498,115

Supplemental information to statement of cash flows:
Cash paid for interest	$8,742	$4,030
Income taxes paid	154,650	—
Net unrealized gain (loss) on investments	115	(11,750)
Common stock issued in connection with Integrated Data Systems, Inc. acquisition	1,999,791	—
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
2. RESTATEMENT
     On August 15, 2005, the Company concluded that the its financial statements for fiscal periods ending December 31, 2004 and 2003 and the first interim period of 2005 should be restated to reflect a change in its policy regarding unclaimed bill payment checks and correct its accounting treatment with regard to its prior policy.
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
     The following table sets forth the effects of the restatement on certain line items within the Company’s consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2004:

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	Previously		Previously
	Reported	Restated	Reported	Restated

Service costs	$3,807,221	$4,025,031	$7,915,886	$8,328,474

Gross profit	5,934,129	5,716,319	11,251,795	10,839,207

Income from operations	1,185,052	967,242	1,589,378	1,176,790

Net income	1,201,018	983,208	1,620,129	1,207,541

Net income per share:
Basic	$0.07	$0.05	$0.09	$0.07
Diluted	$0.06	$0.05	$0.08	$0.06

Comprehensive income	$1,186,965	$969,155	$1,608,379	$1,195,791
3. RECLASSIFICATION
     Certain amounts reported in prior periods have been reclassified to conform to the 2005 presentation.
4. ACQUISITIONS
Incurrent
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
     The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical basis. Incurrent lacked significant intangible assets other than its customer list, technology and employee base. Identified values were assigned for the customer list and technology and the identified value assigned to the employee base was included in goodwill. No other significant intangible assets were identified or included in goodwill. The Company engaged a qualified, independent valuation firm to identify and value any intangible assets acquired in the transaction.
     The purchase price allocation to identifiable intangible assets was $1.6 million and goodwill was $11.6 million. The identifiable intangible assets will be amortized on a straight-line basis over the estimated useful life of five years.
Integrated Data Systems, Inc. (“IDS”)
     On June 27, 2005, the Company completed the acquisition of IDS, a California corporation, pursuant to which IDS merged with and into the Company’s wholly-owned subsidiary, IDS LLC, a California limited liability company. The Company now operates the IDS business as part of its banking division. Founded in 1990, IDS is a privately held software development firm that develops and implements software applications for credit unions and other financial institutions. The acquisition adds approximately 30 employees and facilities in Woodland Hills, California and Pleasanton, California.
     The Company’s primary reasons for acquiring IDS were to acquire additional distribution and complimentary software products and to exploit the potential product synergies between the companies and to acquire management for that business line. The value of this acquisition to the Company lay in what could be created by exploiting the potential product synergies between the two companies.

     The Company issued 181,108 shares of common stock to the IDS shareholders. The Company paid to, and for the benefit of, the IDS shareholders, approximately $3.3 million in cash. The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical basis. IDS lacked significant intangible assets other than its customer list, non-compete covenants, technology and employee base. Identified values were assigned for the customer list, non-compete covenants and technology, and the identified value assigned to the employee base was included in goodwill. No other significant intangible assets were identified or included in goodwill. The Company engaged a qualified, independent valuation firm to identify and value any intangible assets acquired in the transaction. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:
At June 30, 2005
(in thousands)

Current assets	$145
Property, plant and quipment	82
Other assets	26
Identifiable Intangible Assets (five year weighted-average useful life):
Purchased technology (five year useful life)	823
Non-compete covenants (five year useful life)	32
Customer list (five year useful life)	338

1,193

1,446
Goodwill	4,815

Total assets acquired	6,261
Current liabilities	(960)

Total liabilities assumed	(960)

Net assets acquired	$5,301

     The purchase price allocation to identifiable intangible assets will be amortized on a straight-line basis over the estimated useful life of five years.
     As the acquisition occurred June 27, 2005, it was determined that IDS’ results were immaterial to the three and six months ended June 30, 2005, and thus, the acquisition was assumed to have taken place on June 30, 2005. In accordance with the purchase method of accounting, the purchased assets and assumed liabilities of IDS have been included in the balance sheet as of June 30, 2005. None of IDS’ operating results have been included in the consolidated statements of operations for the three and six months ended June 30, 2005.

5. REPORTABLE SEGMENTS
     The Company manages its business through two reportable segments: banking and card. On January 1, 2005 the Company established the card segment with the acquisition of Incurrent. The operating results of the business segments exclude the allocation of intangible asset amortization.
     The results of operations from these reportable segments were as follows for the three and six months ended June 30, 2005 and 2004:

			Unallocated
	Banking	Card	Expenses (1)	Total
Three months ended June 30, 2005:
Revenues	$12,414,510	$1,914,937	$—	$14,329,447
Costs of revenues	4,919,524	1,109,747	50,000	6,079,271

Gross profit	7,494,986	805,190	(50,000)	8,250,176
Operating expenses	6,145,907	693,321	28,490	6,867,718

Income from operations	$1,349,079	$111,869	$(78,490)	$1,382,458

Three months ended June 30, 2004:
Revenues	$10,068,458	$—	$—	$10,068,458
Costs of revenues	4,352,139	—	—	4,352,139

Gross profit	5,716,319	—	—	5,716,319
Operating expenses	4,749,077	—	—	4,749,077

Income from operations	$967,242	$—	$—	$967,242

Six months ended June 30, 2005:
Revenues	$24,970,485	$4,470,502	$—	$29,440,987
Costs of revenues	9,766,738	2,137,017	100,000	12,003,755

Gross profit	15,203,747	2,333,485	(100,000)	17,437,232
Operating expenses	12,239,606	1,515,924	56,980	13,812,510

Income from operations	$2,964,141	$817,561	$(156,980)	$3,624,722

Six months ended June 30, 2004:
Revenues	$19,835,825	$—	$—	$19,835,825
Costs of revenues	8,996,618	—	—	8,996,618

Gross profit	10,839,207	—	—	10,839,207
Operating expenses	9,662,417	—	—	9,662,417

Income from operations	$1,176,790	$—	$—	$1,176,790

(1)	Unallocated expenses are comprised of intangible asset amortization that is not included in the measure of segment profit or loss used internally to evaluate the segments.
6. SECONDARY OFFERING
     The Company completed the placement of 4,400,000 shares of its common stock on April 4, 2005 at a public offering price of $8.50. The underwriters subsequently exercised their option to purchase an aggregate of 720,734 additional shares on April 29,2005. The Company generated net proceeds from the offering of approximately $41 million, which it intends to use for acquisitions and accelerating development of products and services.
7. STOCK BASED COMPENSATION
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
     The weighted-average fair values at date of grant for options granted during the three months ended June 30, 2005 and 2004 were $6.84 and $4.87, respectively, and during the six months ended June 30, 2005 and 2004 were $6.64 and $4.79, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Expected volatility	80%	86%	81%	87%
Risk-free interest rate	3.63%	4.00%	3.70%	3.30%
Expected life in years	5.1	5.4	5.1	5.5
     A reconciliation of the Company’s net income to pro forma net income and the related basic and diluted pro forma net income per share amounts for the three and six months ended June 30, 2005 and 2004 is provided below. For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123. Further, pro forma stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Net income as reported	$1,563,525	$983,208	$3,771,467	$1,207,541
Adjustment to net income for:
Pro forma stock-based compensation expense	(313,331)	(426,425)	(862,227)	(930,832)

Pro forma net income	$1,250,194	$556,783	$2,909,240	$276,709

Basic net income per share
As reported	$0.06	$0.05	$0.17	$0.07
Pro forma	$0.05	$0.03	$0.13	$0.02
Diluted net income per share
As reported	$0.06	$0.05	$0.16	$0.06
Pro forma	$0.05	$0.03	$0.12	$0.01
8. MAJOR CUSTOMER
     One of the Company’s card segment clients, Sears, accounted for approximately $0.3 and $1.3 million, or 2% and 4% of the Company’s revenues, for the three and six months ended June 30, 2005, respectively. During 2004, Citigroup acquired the Sears credit card portfolio and converted the Sears customers to the Citigroup platform in the second quarter of 2005. The Company anticipated the loss of Sears as part of its acquisition of Incurrent.
9. NET INCOME PER SHARE
     The following table sets forth the computation of basic and diluted net income per share:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Net income	$1,563,525	$983,208	$3,771,467	$1,207,541
Shares used in calculation of income per share:
Basic	24,154,741	18,004,254	21,769,854	17,943,659
In the money warrants	—	79,778	—	83,515
In the money options	2,353,943	1,945,625	2,353,737	2,057,472

Diluted	26,508,684	20,029,657	24,123,591	20,084,646

Net income per share
Basic	$0.06	$0.05	$0.17	$0.07
Diluted	$0.06	$0.05	$0.16	$0.06
10. COMPONENTS OF COMPREHENSIVE INCOME
     SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive income or loss be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet.
     The following table summarizes the Company’s comprehensive income:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Net income	$1,563,525	$983,208	$3,771,467	$1,207,541
Unrealized (loss) gain on marketable securities	—	(14,053)	115	(11,750)

Total comprehensive income	$1,569,337	$969,155	$3,771,582	$1,195,791

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
     We manage our business through two reportable segments: banking and card. The operating results of the business segments exclude the allocation of intangible asset amortization.
     Registered end-users using account presentation, bill payment or both, are the major drivers of our revenues. Since June 30, 2004, the number of users using our account presentation services increased 557%, and the number of users using our payment services increased 32%, for an overall 272% increase in users. Exclusive of the 2.4 million users added through the acquisition of Incurrent, account presentation services users increased 10% and overall users increased 25%.

	PERIOD ENDED JUNE 30,		Increase/(Decrease)
	2005	2004	#	%
Account presentation users (000s):
Banking segment	481	439	42	10%
Card segment	2,405	—	2,405	N/A
Enterprise	2,886	439	2,447	557%

Payment services users (000s):
Banking segment	858	651	207	32%

Total users (000s):
Banking segment	1,213	972	241	25%
Card segment	2,405	—	2,405	N/A
Enterprise	3,618	972	2,646	272%
     We have long-term service contracts with our financial services provider clients. The majority of our revenues are recurring, though these contracts also provide for implementation, set-up and other non-recurring fees. Account presentation services revenues are based on either a monthly license fee, allowing our financial institution clients to register an unlimited number of customers, or a monthly fee for each registered customer. Payment services revenues are based on either a monthly fee for each customer enrolled, a fee per executed transaction, or a combination of both. Our clients pay nearly all of our fees and then determine if or how they want to pass these costs on to their users. They typically provide account presentation services to users free of charge, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products. As of June 30, 2005 approximately 40% of our clients were charging their users for providing payment services.
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
Financial Condition
     While we have achieved net income for the past seven quarters and expect our profitability to be sustainable, we have historically experienced operating losses and negative cash flow due to the initial costs of developing our infrastructure and the early revenues typical of an emerging market segment. As a result, at June 30, 2005 we had an accumulated deficit of $75.8 million. We have funded our operations primarily through the issuance of equity and debt securities. Our ongoing working capital requirements consist primarily of personnel costs related to providing our services and operating, enhancing and maintaining our systems.
     Cash and investments in securities available-for-sale were $48.8 and $4.7 million as of June 30, 2005 and December 31, 2004, respectively. The $44.1 million increase in cash and investments in available for sale securities results from $8.3 and $42.2 million in cash provided by operating and financing activities respectively, partially offset by $3.1 million in capital expenditures and $3.3 million in cash used to acquire IDS.

Results of Operations
     The following table presents the summarized results of operations for our two reportable segments, banking and card (dollars in thousands):

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
	2005		2004		2005		2004
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenues:
Banking	$12,414	87%	$10,068	100%	$24,970	85%	$19,836	100%
Card	1,915	13%	—	0%	4,471	15%	—	0%

Total	$14,329	100%	$10,068	100%	$29,441	100%	$19,836	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
Gross profit:
Banking	$7,495	60%	$5,716	57%	$15,204	61%	$10,840	55%
Card	805	42%	—	0%	2,334	52%	—	0%
Unallocated	(50)		—		(100)		—

Total	$8,250	58%	$5,716	57%	$17,438	59%	$10,840	55%

	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating expenses:
Banking	$6,147	90%	$4,749	100%	$12,240	89%	$9,663	100%
Card	693	10%	—	0%	1,516	11%	—	0%
Unallocated	28	0%	—	0%	57	0%	—	0%

Total	$6,868	100%	$4,749	100%	$13,813	100%	$9,663	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
Income from operations:
Banking	$1,348	11%	$967	10%	$2,964	12%	$1,177	6%
Card	112	6%	—	0%	818	18%	—	0%
Unallocated	(78)		—		(157)		—

Total	$1,382	10%	$967	10%	$3,625	12%	$1,177	6%

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004
Revenues
     We generate revenues from account presentation services, payment services, relationship management services and professional services and other revenues. Revenues increased $4.2 million, or 42%, to $14.3 million for the three months ended June 30, 2005, from $10.1 million for the same period of 2004. This increase was attributable to a 23% increase in banking segment revenues and $1.9 million in revenues contributed by the new card segment acquired on December 22, 2004.

	THREE MONTHS ENDED JUNE 30,		Increase/(Decrease)
	2005	2004	#	%
Revenues (in millions):
Account presentation services	$2.2	$0.8	$1.4	183%
Payment services	8.7	6.8	1.9	28%
Relationship management services	1.9	1.9	—	-1%
Professional services and other	1.5	0.6	0.9	168%

Total revenues	$14.3	$10.1	$4.2	42%

Payment metrics:
Payment services clients	740	687	53	8%
Payment transactions (000s)	11,311	8,958	2,353	26%

Adoption rates:
Account presentation services — Banking (1)	28.1%	19.3%	8.8%	46%
Account presentation services — Card (1)	16.0%	N/A	N/A	N/A
Payment services (2)	9.5%	6.2%	3.3%	53%

Notes:

(1)	Represents the percentage of users subscribing to our account presentation services out of the total number of potential users enabled for account presentation services.

(2)	Represents the percentage of users subscribing to our payment services out of the total number of potential users enabled for payment services.
     Account Presentation Services. Both the banking and card segments contribute to account presentation services revenues, which increased $1.4 million compared to the same period of last year to $2.2 million. The inclusion of the new card segment in 2005 is the reason for the increase, with account presentation services revenue generated by the banking segment remaining flat compared to 2004. This is the result of our decision to fix price the account presentation service to our banking segment clients in an effort to drive adoption of those services. This allows our financial services provider clients to register an unlimited number of account presentation services users (as evidenced by the 46% increase in banking account presentation services adoption since June 30, 2004) to whom we can then attempt to up-sell our higher margin bill pay products and other services.
     Payment Services. Primarily composed of revenues from the banking segment, payment services revenues increased to $8.7 million for the three months ended June 30, 2005 from $6.8 million in the prior year. This was driven by a 32% increase in the number of period-end payment services users and a 26% increase in the number of payment transactions processed during the period. The increases in period-end payment services users and the number of payment transactions processed were driven by two factors: an increase in financial services provider clients using our payment services and an increase in payment services adoption. Compared to June 30, 2004, the number of financial services provider clients using our payment services increased from 687 clients to 740 clients. Additionally, we increased the adoption rate of our payment services from 6.2% at June 30, 2004 to 9.5% at June 30, 2005.
     Relationship Management Services. Consisting entirely of revenues from the banking segment, relationship management services revenues remained flat at $1.9 million. This is the result of the loss of one of our largest clients in the first quarter of 2005, offset by an increase of 25% in the number of period-end banking segment end-users utilizing either account presentation or payment services compared to 2004. We expect relationship management services revenues growth to continue to be flat as more of our financial services provider clients move to a monthly license fee pricing model similar to the one we use for account presentation services.
     Professional Services and Other. Both the banking and card segments contribute to professional services and other revenues, which increased $0.9 million from $0.6 million in 2004 to $1.5 million in 2005. Of this increase, $0.4 million was the result of the inclusion of the new card segment in 2005. The remaining $0.5 million of the increase was due to increased termination fees and professional services work in the banking segment in 2005 compared to 2004.

Costs and Expenses

	THREE MONTHS ENDED JUNE 30,		Increase/(Decrease)
	2005(1)	2004(1)	#(1)%
Revenues	$14.3	$10.1	$4.2	42%
Costs of revenues	6.0	4.3	1.7	40%

Gross profit	8.3	5.8	2.5	44%
Gross margin	58%	57%	1%	2%
Operating expenses
General & administrative	3.4	2.1	1.3	61%
Sales & marketing	2.5	1.8	0.7	40%
Systems & development	1.0	0.9	0.1	16%

Total operating expenses	6.9	4.8	2.1	45%

Income from operations	1.4	1.0	0.4	43%
Other income, net	0.2	—	0.2

Net income	$1.6	$1.0	$0.6	60%

Basic net income per share	$0.06	$0.05	$0.01	20%
Diluted net income per share	$0.06	$0.05	$0.01	20%

Notes:

(1)	In millions except for net income per share and per user metrics.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $1.7 million to $6.0 million for the three months ended June 30, 2005, from $4.3 million for the same period in 2004. In addition to the inclusion of $1.1 million in costs associated with the new card segment, $0.3 million of the increase related to increases in volume-related payment processing and systems operations costs, $0.2 million of the increase resulted from increased amortization of software development costs capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP No. 98-1”) and $0.1 million related to our annual SAS 70 audit taking place in the second quarter of 2005 rather than the first quarter as it did in 2004.
     Gross Profit. Gross profit increased to $8.3 million for the three months ended June 30, 2005 from $5.8 million for the same period of 2004. Of the $2.5 million increase, $0.8 million, or 32%, related to the inclusion of the new card segment, and the remaining $1.7 million, or 68%, related to growth in the banking segment. Gross margin increased slightly to 58% due to increased service fees leveraged over our relatively fixed cost of revenues.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $1.3 million, or 61%, to $3.4 million for the three months ended June 30, 2005, from $2.1 million in the same period of 2004. Outside of the $0.3 million in additional expenses related to the inclusion of the new card segment, the remaining $1.0 million increase was attributable to increased depreciation expense, increased rent expense, increased fees related to Sarbanes-Oxley compliance and increased salary and benefits costs as a result additional headcount.
     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $0.7 million, or 40%, to $2.5 million for the three months ended June 30, 2005, from $1.8 million in 2004. In addition to the $0.3 million related to the inclusion of the new card segment, the increase was the result of increased salary and benefits costs as a result of the expansion of our sales and client services groups, increased remuneration expenses to our reseller partners owing to higher user and transaction volumes, increased marketing costs resulting from running a higher number of client-sponsored marketing programs and increased sales commissions due to higher sales activity in 2005.
     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased $0.1 million to $1.0 million for the three months ended June 30, 2005. This increase was the result of the inclusion of the new card segment in 2005. Even though systems and development costs in the banking segment increased relative to 2004 as a result of increased headcount, this increase was offset by an increase in the amount of costs capitalized in accordance with SOP No. 98-1. We capitalized $1.2 million of development costs associated with software developed or obtained for internal use during the three months ended June 30, 2005, compared to $0.7 million in 2004.
     Income from Operations. Income from operations increased $0.4 million, or 43%, to $1.4 million for the three months ended June 30, 2005. The increase was due to an increase in service fee revenues leveraged over relatively fixed costs, $0.1 million in operating income for the new card segment and $0.1 million in additional one-time termination fees received in 2005.
     Other Income, Net. Other income increased $0.2 million due to a $0.3 million increase in interest income resulting from interest earned on the proceeds from the secondary offering completed in April 2005, partially offset by a $0.1 million increase in income tax expense.
     Net Income. Net income was $1.6 million for the three months ended June 30, 2005, compared to $1.0 million for the same period of 2004. Basic and diluted net income per share were $0.06 for the three months ended June 30, 2005, while basic and diluted net income per share were $0.05 for the three months ended June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.
     We generate revenues from account presentation services, payment services, relationship management services and professional services and other revenues. Revenues increased $9.5 million, or 48%, to $29.4 million for the six months ended June 30, 2005, from $19.9 million for the same period of 2004. This increase was attributable to a 26% increase in banking segment revenues and $4.5 million in revenues contributed by the new card segment acquired on December 22, 2004.

	SIX MONTHS ENDED JUNE 30,		Increase/(Decrease)
	2005	2004	#	%
Revenues (in millions):
Account presentation services	$5.0	$1.6	$3.4	222%
Payment services	17.1	13.1	4.0	31%
Relationship management services	4.0	3.9	0.1	2%
Professional services and other	3.3	1.3	2.0	159%

Total revenues	$29.4	$19.9	$9.5	48%

Payment metrics:
Payment services clients	740	687	53	8%
Payment transactions (000s)	22,222	17,335	4,887	28%

Adoption rates:
Account presentation services — Banking (1)	28.1%	19.3%	8.8%	46%
Account presentation services — Card (1)	16.0%	N/A	N/A	N/A
Payment services (2)	9.5%	6.2%	3.3%	53%

Notes:

(1)	Represents the percentage of users subscribing to our account presentation services out of the total number of potential users enabled for account presentation services.

(2)	Represents the percentage of users subscribing to our payment services out of the total number of potential users enabled for payment services.
     Account Presentation Services. Both the banking and card segments contribute to account presentation services revenues, which increased $3.4 million compared to the same period of last year to $5.0 million. The inclusion of the new card segment in 2005 is the reason for the increase, with account presentation services revenue generated by the banking segment remaining flat compared to 2004. This is the result of our decision to fix price the account presentation service to our banking segment clients in an effort to drive adoption of those services. This allows our financial services provider clients to register an unlimited number of account presentation services users (as evidenced by the 46% increase in banking account presentation services adoption since June 30, 2005) to whom we can then attempt to up-sell our higher margin bill pay products and other services.
     Payment Services. Primarily composed of revenues from the banking segment, payment services revenues increased to $17.1 million for the six months ended June 30, 2005 compared to $13.1 million in the prior year. This was driven by a 32% increase in the number of period-end payment services users and a 28% increase in the number of payment transactions processed during the period. The increases in period-end payment services users and the number of payment transactions processed were driven by two factors: an increase in financial services provider clients using our payment services and an increase in payment services adoption. Compared to June 30, 2004, the number of financial services provider clients using our payment services increased from 687 clients to 740 clients. Additionally, we increased the adoption rate of our payment services from 6.2% at June 30, 2004 to 9.5% at June 30, 2005.
     Relationship Management Services. Consisting entirely of revenues from the banking segment, relationship management services revenues remained relatively flat, increasing $0.1 million to $4.0 million. This is the result of the loss of one of our largest clients in the first quarter of 2005, offset by an increase of 25% in the number of period-end banking segment end-users utilizing either account presentation or payment services compared to 2004. We expect relationship management services revenues growth to continue to be flat as more of our financial services provider clients move to a monthly license fee pricing model similar to the one we use for account presentation services.
     Professional Services and Other. Both the banking and card segments contribute to professional services and other revenues, which increased $2.0 million from $1.3 million in 2004 to $3.3 million in 2005. Of this increase, $0.9 million was the result of the inclusion of the new card segment in 2005. The remaining $1.1 million of the increase was due to increased termination fees and professional services work in the banking segment in 2005 compared to 2004.

	SIX MONTHS ENDED JUNE 30,		Increase/(Decrease)
	2005(1)	2004(1)	#(1)%
Revenues	$29.5	$19.9	$9.6	48%
Costs of revenues	12.0	9.0	3.0	33%

Gross profit	17.5	10.9	6.6	61%
Gross margin	59%	55%	4%	7%
Operating expenses
General & administrative	6.5	4.2	2.3	56%
Sales & marketing	5.0	3.7	1.3	36%
Systems & development	2.3	1.8	0.5	27%

Total operating expenses	13.8	9.7	4.1	43%

Income from operations	3.7	1.2	2.5	208%
Other income, net	0.1	—	0.1

Net income	$3.8	$1.2	$2.6	212%

Basic net income per share	$0.17	$0.07	$0.10	143%
Diluted net income per share	$0.16	$0.06	$0.10	167%
Notes:

(1)	In millions except for net income per share and per user metrics.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $3.0 million to $12.0 million for the six months ended June 30, 2005, from $9.0 million for the same period in 2004. In addition to the inclusion of $2.1 million in costs associated with the new card segment, $0.4 million of the increase resulted from increased amortization of software development costs capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP No. 98-1”), $0.4 million of the increase related to increases in volume-related payment processing, systems operations and telecommunications costs and $0.1 million was due to the amortization of purchased technology related to the acquisition of Incurrent in December 2004.
     Gross Profit. Gross profit increased to $17.5 million for the six months ended June 30, 2005 from $10.9 million for the same period of 2004. Of the $6.6 million increase, $2.3 million, or 35%, related to the inclusion of the new card segment, and the remaining $4.3 million, or 65%, related to growth in the banking segment. Gross margin increased to 59% due to increased service fees leveraged over our relatively fixed cost of revenues.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $2.3 million, or 56%, to $6.5 million for the six months ended June 30, 2005, from $4.2 million in the same period of 2004. Outside of the $0.6 million in additional expenses related to the inclusion of the new card segment, the remaining $1.7 million increase was attributable to increased depreciation expense, increased rent expense, increased fees related to Sarbanes-Oxley compliance and increased salary and benefits costs as a result additional headcount.
     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $1.3 million, or 36%, to $5.0 million for the six months ended June 30, 2005, from $3.7 million in 2004. In addition to the $0.9 million related to the inclusion of the new card segment, the increase was the result of increased salary and benefits costs as a result of the expansion of our sales and client services groups, increased remuneration expenses to our reseller partners owing to higher user and transaction volumes, increased marketing costs resulting from running a higher number of client-sponsored marketing programs and increased sales commissions due to higher sales activity in 2005.
     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased $0.5 million to $2.3 million for the six months ended June 30, 2005. In addition to the $0.3 million related to the inclusion of the new card segment, the increase was the result of increased headcount, partially offset by an increase in the amount of costs capitalized in accordance with SOP No. 98-1. We capitalized $2.1 million of development costs associated with software developed or obtained for internal use during the six months ended June 30, 2005, compared to $1.3 million in 2004.
     Income from Operations. Income from operations increased $2.5 million, or 208%, to $3.7 million for the six months ended June 30, 2005. The increase was due to an increase in service fee revenues leveraged over relatively fixed costs, $0.8 million in operating income for the new card segment and $0.7 million in additional one-time termination fees received in 2005.
     Other Income, Net. Other income increased $0.1 million due to a $0.3 million increase in interest income resulting from interest earned on the proceeds from the secondary offering completed in April 2005, partially offset by a $0.2 million increase in income tax expense.
     Net Income. Net income was $3.8 million for the six months ended June 30, 2005, compared to $1.2 million for the same period of 2004. Basic net income per share was $0.17 and $0.07 for the six months ended June 30, 2005 and 2004, respectively, while diluted net income per share was $0.16 and $0.06 for the six months ended June 30, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES
     Since inception, we have primarily financed our operations through private placements and public offerings of our common and preferred stock and the issuance of debt. We have also entered into various capital lease financing agreements. Cash and investments in securities available-for-sale were $48.8 and $4.7 million as of June 30, 2005 and December 31, 2004, respectively. The $44.1 million increase in cash and investments in available for sale securities results from $8.3 and $42.2 million in cash provided by operating and financing activities, respectively, partially offset by $3.1 million in capital expenditures and $3.3 million used to acquire IDS.
     Net cash provided by operating activities was $8.3 million for the six months ended June 30, 2005 as compared to $3.4 million during the six months ended June 30, 2004. Approximately 90% of the cash generated by operating activities in 2005 was recurring in nature, while approximately 98% of the cash generated by operating activities in 2004 was recurring in nature.
     Net cash used in investing activities for the six months ended June 30, 2005 was $50.7 million, which was the result of $3.1 million in capital expenditures, net purchases of $44.3 million in securities available-for-sale and $3.3 million used to acquire IDS. Net cash used in investing activities for the six months ended June 30, 2004 was $3.2 million, which was the result of $2.4 million in capital expenditures and net purchases of $0.8 million of securities available-for-sale.
     Net cash provided by financing activities was $42.2 million for the six months ended June 30, 2005 compared to $0.7 million for the six months ended June 30, 2004. During the six months ended June 30,2005, we generated $1.9 million in cash through the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan compared to $0.7 million during the six months ended June 30, 2004. We also generated $40.3 million in cash through the issuance of common stock in connection with a secondary offering in April 2005. We issued 5.1 million primary shares of our common stock at an offering price of $8.50, which we intend to use for acquisitions and accelerating development of products and services.
     Our material commitments under operating and capital leases and purchase obligations are as follows:

	Total	2005	2006	2007	Thereafter
Capital lease obligations	$28,562	$20,393	$8,169	$—	$—
Operating lease	20,516,980	1,281,981	2,747,749	2,257,216	14,230,034
Purchase obligations	555,000	130,000	305,000	120,000	—

Total obligations	21,100,542	1,432,374	3,060,918	2,377,216	14,230,034

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

	June 30, 2005
	Amortized Cost	Fair Value	Interest Rate
Commercial obligations	$3,100,000	$3,100,000	2.75%

Total investments	$3,100,000	$3,100,000

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
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.
     On June 27, 2005, we acquired IDS. As part of the acquisition, we issued 181,108 of our shares of common stock. We relied upon Section 4(2) of the Securities Act of 1933, as amended, to exempt from registration the issuance of these shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     We held our annual meeting of stockholders on May 4, 2005, and the following matters were voted on at that meeting:
1.	The election of Stephen S. Cole, Joseph J. Spalluto and William H. Washecka to serve for a three-year term of office or until their respective successor has been elected. The following chart shows the number of votes cast for the nominees as well as the number of broker non-votes:

			ABSTENTIONS AND
			BROKER
DIRECTOR	FOR	WITHHELD	NONVOTES
Stephen S. Cole	17,508,826	282,110	1,772,817
Joseph J. Spalluto	17,518,768	272,168	1,772,817
William H. Washecka	17,518,418	272,518	1,772,817
2.	The approval of the amendment of our Certificate of Incorporation to increase the number of shares of common stock from 35,000,000 to 70,000,000 and eliminate our Series A Convertible Preferred Stock.

		ABSTENTIONS AND
		BROKER
FOR	AGAINST	NONVOTES
11,087,082	1,174,420	7,302,251
3.	The approval and adoption of our 2005 Restricted Stock and Option Plan.

		ABSTENTIONS AND
		BROKER
FOR	AGAINST	NONVOTES
8,008,014	4,217,688	7,338,051
4.	The ratification of Ernst & Young LLP as our independent public accountants for the fiscal year ending December 31, 2005.

		ABSTENTIONS AND
		BROKER
FOR	AGAINST	NONVOTES
17,779,331	9,105	1,775,317
ITEM 5. OTHER INFORMATION.
     None
ITEM 6. EXHIBITS.
Exhibit 3.1 — Certificate of Amendment of Certificate of Incorporation
Exhibit 31.1 — Rule 13a-14a Certification of Chief Executive Officer
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