Form 10-Q
period 2005-09-30
ONLINE RESOURCES CORP
filed 2005-11-09
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
YES ☑       NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
     As of November 2, 2005 there were 25,095,094 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ONLINE RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,528,949	$3,341,678
Restricted cash	2,219,674	1,650,723
Investments	—	1,298,909
Accounts receivable (net of allowance of approximately $154,000 and $152,000 at September 30, 2005 and December 31, 2004, respectively)	7,290,758	8,433,113
Deferred implementation costs	562,544	460,600
Prepaid expenses and other current assets	1,205,235	2,634,961

Total current assets	62,807,160	17,819,984
Property and equipment, net	14,657,172	13,099,829
Deferred implementation costs, less current portion	524,700	420,035
Goodwill	16,368,602	11,272,463
Intangible assets	2,468,003	1,569,800
Other assets	587,007	351,157

Total assets	$97,412,644	$44,533,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$824,152	$1,654,650
Accrued expenses and other current liabilities	3,906,246	3,159,743
Accrued compensation	2,023,209	1,808,233
Deferred revenues	2,419,058	972,890
Deferred rent obligations	158,237	158,237
Capital lease obligations	15,867	10,573

Total current liabilities	9,346,769	7,764,326
Deferred revenues, less current portion	1,035,136	379,036
Deferred rent obligations, less current portion	1,780,040	1,524,828
Other long term liabilities	—	94,422

Total liabilities	12,161,945	9,762,612
Commitments and contingencies	—	—
Stockholders’ equity
Series B junior participating preferred stock, $0.01 par value; 297,500 shares authorized; none issued at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.0001 par value; 70,000,000 shares authorized; 25,127,737 issued and 25,052,212 outstanding at September 30, 2005; and 19,340,222 issued and 19,264,697 outstanding at December 31, 2004	2,505	1,926
Additional paid-in capital	158,992,432	114,647,954
Accumulated deficit	(73,516,438)	(79,651,309)
Treasury stock, 75,525 shares at September 30, 2005 and December 31, 2004, respectively	(227,800)	(227,800)
Accumulated other comprehensive loss	—	(115)

Total stockholders’ equity	85,250,699	34,770,656

Total liabilities and stockholders’ equity	$97,412,644	$44,533,268

See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Revenues:
Account presentation services	$1,898,573	$727,518	$6,923,501	$2,289,032
Payment services	8,972,203	7,349,478	26,110,389	20,476,526
Relationship management services	1,850,528	2,017,012	5,807,734	5,881,358
Professional services and other	2,571,188	952,646	5,891,855	2,235,563

Total revenues	15,292,492	11,046,654	44,733,479	30,882,479
Costs and expenses:
Service costs	4,823,006	4,120,557	14,840,668	12,449,031
Implementation and other costs	1,249,710	275,731	3,235,802	943,875

Costs of revenues	6,072,716	4,396,288	18,076,470	13,392,906

Gross profit	9,219,776	6,650,366	26,657,009	17,489,573
General and administrative	3,412,671	2,083,215	9,960,199	6,280,917
Sales and marketing	2,599,896	1,748,500	7,566,778	5,399,069
Systems and development	1,195,556	1,024,816	3,493,657	2,838,962

Total expenses	7,208,123	4,856,531	21,020,634	14,518,948

Income from operations	2,011,653	1,793,835	5,636,375	2,970,625
Other income (expense):
Interest income	429,932	30,635	780,896	83,426
Interest expense	(2,158)	6,069	(10,901)	2,029
Other income	1,576	33,118	1,382	33,118

Total other income	429,350	69,822	771,377	118,573

Income before income tax provision	2,441,003	1,863,657	6,407,752	3,089,198
Income tax provision	77,600	53,000	272,881	71,000

Net income	$2,363,403	$1,810,657	$6,134,871	$3,018,198

Net income per share:
Basic net income per share	$0.09	$0.10	$0.27	$0.17
Diluted net income per share	$0.09	$0.09	$0.24	$0.15

Shares used in calculation of net income per share:
Basic	25,017,690	18,128,023	22,864,363	18,006,793
Diluted	27,321,956	20,031,531	25,208,877	20,057,026
See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
Operating activities
Net income	$6,134,871	$3,018,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,211,949	2,744,719
Loss on impairment of assets	103,967	38,014
Provision for losses on accounts receivable	2,091	14,275
Net realized gain on investments	—	(205)
Amortization of discount premium	(976)	(28,051)
Changes in assets and liabilities, net of acquisitions:
Restricted cash	(568,951)	(763,189)
Accounts receivable	1,298,869	(650,037)
Prepaid expenses and other current assets	1,431,893	(725,911)
Deferred implementation costs	(206,609)	(3,682)
Other assets	(210,116)	8,230
Accounts payable	(874,861)	1,324,099
Accrued expenses	600,148	982,284
Deferred revenues	1,186,450	(38,491)
Deferred rent obligation	255,212	—
Other long term liabilities	(94,422)	—

Net cash provided by operating activities	13,269,515	5,920,253
Investing activities
Purchases of property and equipment	(5,391,624)	(4,911,452)
Purchases of available-for-sale securities	(3,100,000)	(9,814,405)
Sales of available-for-sale securities	4,400,000	8,779,164
Acquisition of Integrated Data Systems, Inc., net of cash acquired	(3,316,653)	—

Net cash used in investing activities	(7,408,277)	(5,946,693)
Financing activities
Net proceeds from issuance of common stock (non-secondary related)	2,123,411	892,940
Net proceeds from issuance of common stock in secondary offering	40,221,834	—
Repayment of capital lease obligations	(19,212)	(93,209)

Net cash provided by financing activities	42,326,033	799,731

Net increase in cash and cash equivalents	48,187,271	773,291
Cash and cash equivalents at beginning of period	3,341,678	7,054,537

Cash and cash equivalents at end of period	$51,528,949	$7,827,828

Supplemental information to statement of cash flows:
Cash paid for interest	$10,744	$4,902
Income taxes paid	178,600	25,275
Net unrealized gain (loss) on investments	115	(10,521)
Common stock issued in connection with Integrated Data Systems, Inc. acquisition	1,999,791	—

ONLINE RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
     Online Resources Corporation (the “Company”) provides Internet technology services consisting of account presentation, payment, relationship management and professional services to financial services providers nationwide. The Company offers services, branded in the clients’ name, that integrate seamlessly into a single-vendor, end-to-end solution, supported by 24x7 customer care, targeted consumer marketing, training and other network and technical professional products and services. The Company currently operates in two business segments — Banking and eCommerce (“banking”) and Card and Credit Services (“card”). The card segment is the result of the acquisition of Incurrent Solutions, Inc. (“Incurrent”) on December 22, 2004.
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
     In the third quarter of 2003, the Company adopted a policy to recognize stale bill payment checks as assets and began withdrawing funds related to certain stale unclaimed bill payment checks from an escrow account held for bill payments. The Company believed that there was a basis for making a claim of ownership of these funds for unclaimed bill payment checks after reviewing an appropriate legal analysis. Based on the length of time that the unclaimed checks were outstanding, the Company would withdraw the cash from the escrow accounts and record an asset with a corresponding liability. The Company then reduced the liability in accordance with FASB Statement No. 5, Accounting for Contingencies, based on an analysis of its payment history related to stale unclaimed bill payments with a corresponding reduction to payment processing costs. The amount by which payment processing costs were reduced from July 1, 2003 through March 31, 2005 totaled $1.9 million. The Company has determined that under this policy, the liability for the unclaimed bill payments should not have been reduced as the liability was not legally extinguished under paragraph 16 of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.
     Under its revised policy, the Company will either return unclaimed funds to its financial institution clients or surrender the funds to the appropriate state escheat funds. The policy was revised to derive consistency with that of other bill payment providers, to take cognizance of changes occurring in the adoption of unclaimed property laws and to resolve issues regarding the manner in which the Company accounted for unclaimed bill payment funds following the adoption of its initial policy. As a result of this revised policy, the Company restated its financial statements, which resulted in a reduction to net income of $1.0, $0.7 and $0.2 million and reduced earnings per share by $0.05, $0.04 and $0.01 for the years ended December 31, 2004 and 2003 and the quarter ended March 31, 2005, respectively.
     Unclaimed bill payment funds are now no longer reflected in the Company’s statements of operations, nor do they contribute to its financial performance. Unclaimed bill payment funds no longer are used to reduce the Company’s service costs, thereby resulting in a corresponding decrease in the Company’s gross profits and net income. In addition, the Company has accrued a liability equal to the cash it obtained subsequent to the adoption of its initial policy to reflect its obligation to either return funds to its clients or to surrender the funds in accordance with unclaimed property laws. This cash and the corresponding liability will remain on the Company’s balance sheet until such funds have been disposed of in accordance with the new policy.
     The following table sets forth the effects of the restatement on certain line items within the Company’s consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2004:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2004		SEPTEMBER 30, 2004
	PREVIOUSLY		PREVIOUSLY
	REPORTED	RESTATED	REPORTED	RESTATED
Service costs	$3,781,504	$4,120,557	$11,697,390	$12,449,031

Gross profit	6,989,419	6,650,366	18,241,214	17,489,573

Income from operations	2,132,888	1,793,835	3,722,266	2,970,625

Net income	2,149,710	1,810,657	3,769,839	3,018,198

Net income per share:
Basic	$0.12	$0.10	$0.21	$0.17
Diluted	$0.11	$0.09	$0.19	$0.15
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
     The preliminary purchase price allocation to identifiable intangible assets was $1.6 million and goodwill was $11.6 million. The identifiable intangible assets will be amortized on a straight-line basis over the estimated useful life of five years.

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
     The preliminary purchase price allocation to identifiable intangible assets was $1.2 million and goodwill was $4.7 million. The identifiable assets will be amortized on a straight-line basis over the estimated useful life of five years.
     The results of operations for IDS are included in the unaudited consolidated statements of operations beginning July 1, 2005. The financial information in the table below summarizes the results of operations of the Company and IDS on a pro forma basis, as though the companies had been combined as of the beginning of the periods being presented. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the period being presented.

	Three Months Ended
	September 30,	Nine Months Ended September 30,
	2004	2005	2004
Revenues	$11,950,329	$46,138,226	$33,048,353

Net income	$1,774,132	$4,451,083	$2,314,242

Net income per share:
Basic	$0.10	$0.19	$0.13
Diluted	$0.09	$0.18	$0.11
5. REPORTABLE SEGMENTS
     The Company manages its business through two reportable segments: banking and card. On January 1, 2005 the Company established the card segment with the acquisition of Incurrent. The operating results of the business segments exclude the allocation of intangible asset amortization.
     The results of operations from these reportable segments were as follows for the three and nine months ended September 30, 2005 and 2004:

			UNALLOCATED
	BANKING	CARD	EXPENSES (1)	TOTAL
Three months ended September 30, 2005:
Revenues	$13,540,790	$1,751,702	$—	$15,292,492
Costs of revenues	4,952,544	1,029,032	91,140	6,072,716

Gross profit	8,588,246	722,670	(91,140)	9,219,776
Operating expenses	6,514,441	646,665	47,017	7,208,123

Income from operations	$2,073,805	$76,005	$(138,157)	$2,011,653

Three months ended September 30, 2004:
Revenues	$11,046,654	$—	$—	$11,046,654
Costs of revenues	4,396,288	—	—	4,396,288

Gross profit	6,650,366	—	—	6,650,366
Operating expenses	4,856,531	—	—	4,856,531

Income from operations	$1,793,835	$—	$—	$1,793,835

Nine months ended September 30, 2005:
Revenues	$38,511,276	$6,222,203	$—	$44,733,479
Costs of revenues	14,719,281	3,166,049	191,140	18,076,470

Gross profit	23,791,995	3,056,154	(191,140)	26,657,009
Operating expenses	18,754,048	2,162,589	103,997	21,020,634

Income from operations	$5,037,947	$893,565	$(295,137)	$5,636,375

Nine months ended September 30, 2004:
Revenues	$30,882,479	$—	$—	$30,882,479
Costs of revenues	13,392,906	—	—	13,392,906

Gross profit	17,489,573	—	—	17,489,573
Operating expenses	14,518,948	—	—	14,518,948

Income from operations	$2,970,625	$—	$—	$2,970,625

(1)	Unallocated expenses are comprised of intangible asset amortization that is not included in the measure of segment profit or loss used internally to evaluate the segments.
6. SECONDARY OFFERING
     The Company completed the placement of 4,400,000 shares of its common stock on April 4, 2005 at a public offering price of $8.50. The underwriters subsequently exercised their option to purchase an aggregate of 720,734 additional shares on April 29,2005. The Company generated net proceeds from the offering of approximately $40 million, which it intends to use for acquisitions and accelerating development of products and services.
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
     The weighted-average fair values at date of grant for options granted during the three months ended September 30, 2005 and 2004 were $6.67 and $4.55, respectively, and during the nine months ended September 30, 2005 and 2004 were $6.65 and $4.69, respectively. The fair values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Expected volatility	79%	84%	80%	86%
Risk-free interest rate	3.88%	3.38%	3.73%	3.32%
Expected life in years	5.1	5.4	5.1	5.5
     A reconciliation of the Company’s net income to pro forma net income and the related basic and diluted pro forma net income per share amounts for the three and nine months ended September 30, 2005 and 2004 is provided below. For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123. Further, pro forma stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Net income as reported	$2,363,403	$1,810,657	$6,134,871	$3,018,198
Adjustment to net income for:
Pro forma stock-based compensation expense	(391,573)	(309,381)	(1,253,800)	(1,231,689)

Pro forma net income	$1,971,830	$1,501,276	$4,881,071	$1,786,509

Basic net income per share
As reported	$0.09	$0.10	$0.27	$0.17
Pro forma	$0.08	$0.08	$0.21	$0.10

Diluted net income per share
As reported	$0.09	$0.09	$0.24	$0.15
Pro forma	$0.07	$0.07	$0.19	$0.09
     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s, Share-Based Payment (“SFAS No. 123(R)”), fair value method on January 1, 2006 will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, however, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and net income per share in Note 7 to our consolidated unaudited financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no operating cash flows recognized in the three and nine months ended September 30, 2005 and 2004 for such excess tax deductions.
8. MAJOR CUSTOMER
     One of the Company’s card segment clients, Sears, accounted for approximately $1.3 million, or 3% of the Company’s revenues, for the nine months ended September 30, 2005. During 2004, Citigroup acquired the Sears credit card portfolio and converted the Sears customers to the Citigroup platform in the second quarter of 2005. The Company anticipated the loss of Sears as part of its acquisition of Incurrent.
9. NET INCOME PER SHARE
     The following table sets forth the computation of basic and diluted net income per share:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Net income	$2,363,403	$1,810,657	$6,134,871	$3,018,198
Shares used in calculation of income per share:
Basic	25,017,690	18,128,023	22,864,363	18,006,793
In the money warrants	—	58,618	—	60,648
In the money options	2,304,266	1,844,890	2,344,514	1,989,585

Diluted	27,321,956	20,031,531	25,208,877	20,057,026

Net income per share
Basic	$0.09	$0.10	$0.27	$0.17
Diluted	$0.09	$0.09	$0.24	$0.15
10. COMPONENTS OF COMPREHENSIVE INCOME
     SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive income or loss be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet.
     The following table summarizes the Company’s comprehensive income:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Net income	$2,363,403	$1,810,657	$6,134,871	$3,018,198
Unrealized gain (loss) on marketable securities	—	1,229	115	(10,521)

Total comprehensive income	$2,363,403	$1,811,886	$6,134,986	$3,007,677

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
OVERVIEW
     We provide Internet technology services consisting of account presentation, payment, relationship management and professional services to financial services providers nationwide. Our services, branded in the clients’ name, integrate seamlessly into a single-vendor, end-to-end solution, supported by 24×7 customer care, targeted consumer marketing, training and other network and technical professional products and services.

     We manage our business through two reportable segments: banking and card. The operating results of the business segments exclude the allocation of intangible asset amortization.
     Registered end-users using account presentation, bill payment or both, are the major drivers of our revenues. Since September 30, 2004, the number of users using our account presentation services increased 583%, and the number of users using our payment services increased 25%, for an overall 269% increase in users. Exclusive of the 2.6 million users added through the acquisition of Incurrent, account presentation services users increased 25% and overall users increased 26%.

	PERIOD ENDED SEPTEMBER 30,		INCREASE/(DECREASE)
	2005	2004	CHANGE	%
Account presentation users (000s):
Banking segment	577	463	114	25%
Card segment	2,587	—	2,587	N/A
Enterprise	3,164	463	2,701	583%

Payment services users (000s):
Banking segment	907	728	179	25%

Total users (000s):
Banking segment	1,346	1,065	281	26%
Card segment	2,587	—	2,587	N/A
Enterprise	3,933	1,065	2,868	269%
     We have long-term service contracts with most of our financial services provider clients. The majority of our revenues are recurring, though these contracts also provide for implementation, set-up and other non-recurring fees. Account presentation services revenues are based on either a monthly license fee, allowing our financial institution clients to register an unlimited number of customers, or a monthly fee for each registered customer. Payment services revenues are based on either a monthly fee for each customer enrolled, a fee per executed transaction, or a combination of both. Our clients pay nearly all of our fees and then determine if or how they want to pass these costs on to their users. They typically provide account presentation services to users free of charge, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products. As of September 30, 2005 approximately 40% of our clients were charging their users for providing payment services.
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
Financial Condition
     While we have achieved net income for the past seven quarters and expect our profitability to be sustainable, we have historically experienced operating losses and negative cash flow due to the initial costs of developing our infrastructure and the early revenues typical of an emerging market segment. As a result, at September 30, 2005 we had an accumulated deficit of $73.5 million. We have funded our operations primarily through the issuance of equity and debt securities. Our ongoing working capital requirements consist primarily of personnel costs related to providing our services and operating, enhancing and maintaining our systems.
     Cash and cash equivalents were $51.5 and $3.3 million as of September 30, 2005 and December 31, 2004, respectively. The $48.2 million increase in cash and cash equivalents results from $13.3 and $42.3 million in cash provided by operating and financing activities, respectively, $1.3 million in net sales of available-for-sale securities, partially offset by $5.4 million in capital expenditures and $3.3 million used to acquire IDS.
Results of Operations
     The following table presents the summarized results of operations for our two reportable segments, banking and card:

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,
	2005		2004		2005		2004
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenues:
Banking	$13,540,790	89%	$11,046,654	100%	$38,511,276	86%	$30,882,479	100%
Card	1,751,702	11%	—	0%	6,222,203	14%	—	0%

Total	$15,292,492	100%	$11,046,654	100%	$44,733,479	100%	$30,882,479	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
Gross profit:
Banking	$8,588,246	63%	$6,650,366	60%	$23,791,995	62%	$17,489,573	57%
Card	722,670	41%	—	0%	3,056,154	49%	—	0%
Unallocated	(91,140)		—		(191,140)

Total	$9,219,776	60%	$6,650,366	60%	$26,657,009	60%	$17,489,573	57%

	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating expenses:
Banking	$6,514,441	90%	$4,856,531	100%	$18,754,048	89%	$14,518,948	100%
Card	646,665	9%	—	0%	2,162,589	10%	—	0%
Unallocated	47,017	1%		0%	103,997	1%		0%

Total	$7,208,123	100%	$4,856,531	100%	$21,020,634	100%	$14,518,948	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
Income from operations:
Banking	$2,073,805	15%	$1,793,835	16%	$5,037,947	13%	$2,970,625	10%
Card	76,005	4%	—	0%	893,565	14%	—	0%
Unallocated	(138,157)		—		(295,137)		—

Total	$2,011,653	13%	$1,793,835	16%	$5,636,375	13%	$2,970,625	10%

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004
Revenues
     We generate revenues from account presentation services, payment services, relationship management services and professional services and other revenues. Revenues increased $4.3 million, or 38%, to $15.3 million for the three months ended September 30, 2005, from $11.0 million for the same period of 2004. This increase was attributable to a 23% increase in banking segment revenues and $1.8 million in revenues contributed by the new card segment acquired on December 22, 2004.

	THREE MONTHS ENDED
	SEPTEMBER 30,		INCREASE/(DECREASE)
	2005	2004	CHANGE	%
Revenues (in millions):
Account presentation services	$1.9	$0.7	$1.2	161%
Payment services	9.0	7.3	1.7	22%
Relationship management services	1.8	2.0	(0.2)	-8%
Professional services and other	2.6	1.0	1.6	170%

Total revenues	$15.3	$11.0	$4.3	38%

Payment metrics:
Payment services clients	770	728	42	6%
Payment transactions (000s)	11,563	9,571	1,992	21%

Adoption rates:
Account presentation services — Banking (1)	26.9%	21.1%	5.8%	27%
Account presentation services — Card (1)	16.4%	N/A	N/A	NA
Payment services (2)	9.1%	6.8%	2.3%	34%
Notes:

(1)	Represents the percentage of users subscribing to our account presentation services out of the total number of potential users enabled for account presentation services.

(2)	Represents the percentage of users subscribing to our payment services out of the total number of potential users enabled for payment services.
     Account Presentation Services. Both the banking and card segments contribute to account presentation services revenues, which increased $1.2 million compared to the same period of last year to $1.9 million. The inclusion of the new card segment in 2005 is the reason for the increase, with account presentation services revenue generated by the banking segment decreasing by 2% compared to 2004. This is the result of the loss of one of our largest banking clients in the first quarter of 2005 and our decision to fix price the account presentation service to our banking segment clients in an effort to drive adoption of those services. This allows our financial services provider clients to register an unlimited number of account presentation services users (as evidenced by the 27% increase in banking account presentation services adoption since September 30, 2004) to whom we can then attempt to up-sell our higher margin bill pay products and other services.
     Payment Services. Primarily composed of revenues from the banking segment, payment services revenues increased to $9.0 million for the three months ended September 30, 2005 from $7.3 million in the prior year. This was driven by a 25% increase in the number of period-end payment services users and a 21% increase in the number of payment transactions processed during the period. The increases in period-end payment services users and the number of payment transactions processed were driven by two factors: an increase in financial services provider clients using our payment services and an increase in payment services adoption. Compared to September 30, 2004, the number of financial services provider clients using our payment services increased from 728 clients to 770 clients. Additionally, we increased the adoption rate of our payment services from 6.8% at September 30, 2004 to 9.1% at September 30, 2005.
     Relationship Management Services. Consisting entirely of revenues from the banking segment, relationship management services revenues decreased to $1.8 million from $2.0 in 2004. This is the result of the loss of one of our largest banking clients in the first quarter of 2005, partially offset by additional relationship management services revenues attributable to an increase of 26% in the number of period-end banking segment end-users utilizing either account presentation or payment services compared to 2004. We expect relationship management services revenues growth to be flat as more of our financial services provider clients move to a monthly license fee pricing model similar to the one we use for account presentation services.
     Professional Services and Other. Both the banking and card segments contribute to professional services and other revenues, which increased $1.6 million from $1.0 million in 2004 to $2.6 million in 2005. The increase was the result of the inclusion of the new card segment and custom solutions group (formerly IDS and part of the banking segment) in 2005 and increased professional services revenues in the banking segment in 2005 compared to 2004.
Costs and Expenses

	THREE MONTHS ENDED
	SEPTEMBER 30,		INCREASE/(DECREASE)
	2005(1)	2004(1)	CHANGE(1)%
Revenues	$15.3	$11.0	$4.3	38%
Costs of revenues	6.1	4.4	1.7	38%

Gross profit	9.2	6.6	2.6	39%
Gross margin	60%	60%	0%	0%
Operating expenses
General & administrative	3.4	2.1	1.3	64%
Sales & marketing	2.6	1.7	0.9	49%
Systems & development	1.2	1.0	0.2	17%

Total operating expenses	7.2	4.8	2.4	48%

Income from operations	2.0	1.8	0.2	12%
Other income, net	0.4	—	0.4	0%

Net income	$2.4	$1.8	$0.6	31%

Net income per share:
Basic	$0.09	$0.10	$(0.01)	-10%
Diluted	$0.09	$0.09	$(0.00)	0%

Shares used in calculation of net income per share:
Basic	25.0	18.1	6.9	38%
Diluted	27.3	20.0	7.3	36%
Notes:

(1)	In millions except for net income per share.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $1.7 million to $6.1 million for the three months ended September 30, 2005, from $4.4 million for the same period in 2004. In addition to the inclusion of costs associated with the new card segment and custom solutions group (formerly IDS and part of the banking segment), the increase related to increases in volume-related payment processing and systems operations costs and increased amortization of software development costs capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP No. 98-1”).
     Gross Profit. Gross profit increased to $9.2 million for the three months ended September 30, 2005 from $6.6 million for the same period of 2004. Of the $2.6 million increase, $0.7 million, or 28%, related to the inclusion of the new card segment, and the remaining $1.9 million, or 72%, related to growth in the banking segment and the addition of the new custom solutions group (formerly IDS and part of the banking segment). Gross margin stayed flat at 60%.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $1.3 million, or 64%, to $3.4 million for the three months ended September 30, 2005, from $2.1 million in the same period of 2004. The increase related to the inclusion of the new card segment and custom solutions group (formerly IDS and part of the banking segment), and to increased depreciation expense, rent expense, and salary and benefits costs as a result additional headcount.
     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $0.9 million, or 49%, to $2.6 million for the three months ended September 30, 2005, from $1.7 million in 2004. In addition to the costs related to the inclusion of the new card segment and custom solutions group (formerly IDS and part of the banking segment), the increase was the result of increased salary and benefits costs as a result of the expansion of our sales and client services groups, increased remuneration expenses to our reseller partners owing to higher user and transaction volumes, increased marketing costs resulting from running a higher number of client-sponsored marketing programs and increased sales commissions due to higher sales activity in 2005.
     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased $0.2 million to $1.2 million for the three months ended September 30, 2005. The increase was the result of the inclusion of the new card segment and custom solutions group (formerly IDS and part of the banking segment), respectively, in 2005. Even though systems and development costs in the banking segment increased relative to 2004 as a result of increased headcount, this increase was offset by an increase in the amount of costs capitalized in accordance with SOP No. 98-1. We capitalized $1.3 million of development costs associated with software developed or obtained for internal use during the three months ended September 30, 2005, compared to $0.7 million in 2004.
     Income from Operations. Income from operations increased $0.2 million, or 12%, to $2.0 million for the three months ended September 30, 2005. The increase was due to an increase in service fee revenues leveraged over relatively fixed costs and $0.1 million in additional operating income for the new card segment.

     Other Income, Net. Other income increased $0.4 million due to a $0.4 million increase in interest income resulting from interest earned on the proceeds from the secondary offering completed in April 2005.
     Net Income. Net income was $2.4 million for the three months ended September 30, 2005, compared to $1.8 million for the same period of 2004. Basic net income per share was $0.09 and $0.10 for the three months ended September 30, 2005 and 2004, respectively. Diluted net income per share was $0.09 for the three months ended September 30, 2005 and 2004. Basic and diluted shares outstanding increased by 38% and 36%, respectively, compared to 2004 as a result of shares issued as part of the secondary offering in April 2005 and shares issued related to the Incurrent and IDS acquisitions. Diluted shares outstanding also increased as a result of the impact of our rising share price on the fully diluted share calculation.
NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

	NINE MONTHS ENDED
	SEPTEMBER 30,		INCREASE/(DECREASE)
	2005	2004	CHANGE	%
Revenues (in millions):
Account presentation services	$6.9	$2.3	$4.6	202%
Payment services	26.1	20.5	5.6	28%
Relationship management services	5.8	5.9	(0.1)	-1%
Professional services and other	5.9	2.2	3.7	164%

Total revenues	$44.7	$30.9	$13.8	45%

Payment metrics:
Payment services clients	770	728	42	6%
Payment transactions (000s)	33,790	26,906	6,884	26%

Adoption rates:
Account presentation services — Banking (1)	26.9%	21.1%	5.8%	27%
Account presentation services — Card (1)	16.4%	N/A	N/A	N/A
Payment services (2)	9.1%	6.8%	2.3%	34%
Notes:

(1)	Represents the percentage of users subscribing to our account presentation services out of the total number of potential users enabled for account presentation services.

(2)	Represents the percentage of users subscribing to our payment services out of the total number of potential users enabled for payment services.
     We generate revenues from account presentation services, payment services, relationship management services and professional services and other revenues. Revenues increased $13.8 million, or 45%, to $44.7 million for the nine months ended September 30, 2005, from $30.9 million for the same period of 2004. This increase was attributable to a 25% increase in banking segment revenues and $6.2 million in revenues contributed by the new card segment acquired on December 22, 2004.
     Account Presentation Services. Both the banking and card segments contribute to account presentation services revenues, which increased $4.6 million compared to the same period of last year to $6.9 million. The inclusion of the new card segment in 2005 is the reason for the increase, with account presentation services revenue generated by the banking segment decreasing by 2% compared to 2004. This is the result of the loss of one of our largest banking clients in the first quarter of 2005 and our decision to fix price the account presentation service to our banking segment clients in an effort to drive adoption of those services. This allows our financial services provider clients to register an unlimited number of account presentation services users (as evidenced by the 27% increase in banking account presentation services adoption since September 30, 2005) to whom we can then attempt to up-sell our higher margin bill pay products and other services.
     Payment Services. Primarily composed of revenues from the banking segment, payment services revenues increased to $26.1 million for the nine months ended September 30, 2005 compared to $20.5 million in the prior year. This was driven by a 25% increase in the number of period-end payment services users and a 26% increase in the number of payment transactions processed during the period. The increases in period-end payment services users and the number of payment transactions processed were driven by two factors: an increase in financial services provider clients using our payment services and an increase in payment services adoption. Compared to September 30, 2004, the number of financial services provider clients using our payment services increased from 728 clients to 770 clients. Additionally, we increased the adoption rate of our payment services from 6.8% at September 30, 2004 to 9.1% at September 30, 2005.
     Relationship Management Services. Consisting entirely of revenues from the banking segment, relationship management services revenues decreased to $5.8 million from $5.9 million. This is the result of the loss of one of our largest banking clients in the first quarter of 2005, partially offset by additional relationship management services revenues attributable to an increase of 26% in the number of period-end banking segment end-users utilizing either account presentation or payment services compared to 2004. We expect relationship management services revenues growth to be flat as more of our financial services provider clients move to a monthly license fee pricing model similar to the one we use for account presentation services.
     Professional Services and Other. Both the banking and card segments contribute to professional services and other revenues, which increased $3.7 million from $2.2 million in 2004 to $5.9 million in 2005. The increase was the result of the inclusion of the new card segment and custom solutions group (formerly IDS and part of the banking segment) in 2005 and increased termination fees and professional services work in the banking segment in 2005 compared to 2004.
Costs and Expenses

	NINE MONTHS ENDED
	SEPTEMBER 30,		INCREASE/(DECREASE)
	2005(1)	2004(1)	CHANGE(1)%
Revenues	$44.7	$30.9	$13.8	45%
Costs of revenues	18.1	13.4	4.7	35%

Gross profit	26.6	17.5	9.1	52%
Gross margin	60%	57%	3%	5%
Operating expenses
General & administrative	9.9	6.3	3.6	59%
Sales & marketing	7.6	5.4	2.2	40%
Systems & development	3.5	2.8	0.7	23%

Total operating expenses	21.0	14.5	6.5	45%

Income from operations	5.6	3.0	2.6	90%
Other income, net	0.5	—	0.5

Net income	$6.1	$3.0	$3.1	103%

Net income per share:
Basic	$0.27	$0.17	$0.10	59%
Diluted	$0.24	$0.15	$0.09	60%

Shares used in calculation of net income per share:
Basic	22.9	18.0	4.9	27%
Diluted	25.2	20.1	5.1	26%
Notes:

(1)	In millions except for net income per share.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $4.7 million to $18.1 million for the nine months ended September 30, 2005, from $13.4 million for the same period in 2004. In addition to the inclusion of costs associated with the new card segment and custom solutions group (formerly IDS and part of the banking segment), the increase related to increases in volume-related payment processing and systems operations costs and increased amortization of software development costs capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP No. 98-1”).
     Gross Profit. Gross profit increased to $26.6 million for the nine months ended September 30, 2005 from $17.5 million for the same period of 2004. Of the $9.1 million increase, $3.1 million, or 33%, related to the inclusion of the new card segment, and the remaining $6.0 million, or 67%, related to growth in the banking segment and the addition of the new custom solutions group (formerly IDS and part of the banking segment). Gross margin increased to 60% from 57% due to increased service fees leveraged over our relatively fixed costs of revenues.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $3.6 million, or 59%, to $9.9 million for the nine months ended September 30, 2005, from $6.3 million in the same period of 2004. The increase related to the inclusion of the new card segment and custom solutions group (formerly IDS and part of the banking segment), and to increased depreciation expense, rent expense and salary and benefits costs as a result additional headcount.
     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $2.2 million, or 40%, to $7.6 million for the nine months ended September 30, 2005, from $5.4 million in 2004. In addition to the costs related to the inclusion of the new card segment and custom solutions group (formerly IDS and part of the banking segment), the increase was the result of increased salary and benefits costs as a result of the expansion of our sales and client services groups, increased remuneration expenses to our reseller partners owing to higher user and transaction volumes, increased marketing costs resulting from running a higher number of client-sponsored marketing programs and increased sales commissions due to higher sales activity in 2005.
     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased $0.7 million to $3.5 million for the nine months ended September 30, 2005. The increase was the result of the inclusion of the new card segment and custom solutions group (formerly IDS and part of the banking segment), respectively, in 2005. Even though systems and development costs in the banking segment increased relative to 2004 as a result of increased headcount, this increase was offset by an increase in the amount of costs capitalized in accordance with SOP No. 98-1. We capitalized $3.2 million of development costs associated with software developed or obtained for internal use during the nine months ended September 30, 2005, compared to $2.0 million in 2004.

     Income from Operations. Income from operations increased $2.6 million, or 90%, to $5.6 million for the nine months ended September 30, 2005. The increase was due to an increase in service fee revenues leveraged over relatively fixed costs, $0.9 million in additional operating income for the new card segment and additional one-time termination fees received in 2005 compared to 2004.
     Other Income, Net. Other income increased $0.5 million due to a $0.7 million increase in interest income resulting from interest earned on the proceeds from the secondary offering completed in April 2005, partially offset by a $0.2 million increase in income tax expense.
     Net Income. Net income was $6.1 million for the nine months ended September 30, 2005, compared to $3.0 million for the same period of 2004. Basic net income per share was $0.27 and $0.17 for the nine months ended September 30, 2005 and 2004, respectively, while diluted net income per share was $0.24 and $0.15 for the nine months ended September 30, 2005 and 2004, respectively. Basic and diluted shares outstanding increased by 27% and 26%, respectively, compared to 2004 as a result of shares issued as part of the secondary offering in April 2005 and shares issued related to the Incurrent and IDS acquisitions. Diluted shares outstanding also increased as a result of the impact of our rising share price on the fully diluted share calculation.
LIQUIDITY AND CAPITAL RESOURCES
     Since inception, we have primarily financed our operations through private placements and public offerings of our common and preferred stock and the issuance of debt. We have also entered into various capital lease financing agreements. Cash and cash equivalents were $51.5 and $3.3 million as of September 30, 2005 and December 31, 2004, respectively. The $48.2 million increase in cash and cash equivalents results from $13.3 and $42.3 million in cash provided by operating and financing activities, respectively, $1.3 million in net sales of available-for-sale securities, partially offset by $5.4 million in capital expenditures and $3.3 million used to acquire IDS.
     Net cash provided by operating activities was $13.3 million for the nine months ended September 30, 2005 as compared to $5.9 million during the nine months ended September 30, 2004. Approximately 90% of the cash generated by operating activities in 2005 was recurring in nature, while approximately 91% of the cash generated by operating activities in 2004 was recurring in nature.
     Net cash used in investing activities for the nine months ended September 30, 2005 was $7.4 million, which was the result of $5.4 million in capital expenditures, $3.3 million used to acquire IDS, partially offset by $1.3 million in net sales of securities available-for-sale. Net cash used in investing activities for the nine months ended September 30, 2004 was $5.9 million, which was the result of net purchases of $1.0 million in available-for-sale securities and $4.9 million in capital expenditures.
     Net cash provided by financing activities was $42.3 million for the nine months ended September 30, 2005 compared to $0.8 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we generated $2.1 million in cash through the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan compared to $0.9 million during the nine months ended September 30, 2004. We also generated $40.2 million in cash through the issuance of common stock in connection with a secondary offering in April 2005. We issued 5.1 million primary shares of our common stock at an offering price of $8.50, which we intend to use for acquisitions and accelerating development of products and services.
     Our material commitments under operating and capital leases and purchase obligations are as follows:

	TOTAL	2005	2006	2007	THEREAFTER
Capital lease obligations	$15,867	$8,169	$7,698	$—	$—
Operating lease	19,893,514	658,515	2,747,749	2,257,216	14,230,034
Purchase obligations	490,000	65,000	305,000	120,000	—

Total obligations	$20,399,381	$731,684	$3,060,447	$2,377,216	$14,230,034

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
     In the third quarter of 2003, we had adopted a policy to recognize as assets the amounts underlying bill payment checks drawn upon our escrow accounts that have been outstanding for at least a year. Our policy was to recognize checks that were more than a year outstanding and less than $200 after one year as an offset to payment processing costs after taking a 5% reserve on the assets. Checks greater than $200 were recognized as assets after they were outstanding for two years with no reserve on the assets. We adopted this policy after obtaining a legal analysis from outside counsel and conferring with our independent auditors as to the accounting treatment that should apply to this policy. We determined to retroactively change this policy so that we would no longer recognize the amounts underlying aged bill payment checks as assets. Instead, we determined to either return aged bill payment funds to our financial institution clients or surrender the funds underlying the checks in accordance with state unclaimed property laws.
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

ONLINE RESOURCES CORPORATION

Date: November 9, 2005	By: /s/ Matthew P. Lawlor

Matthew P. Lawlor
Chairman and Chief Executive Officer
(Principal Executive Officer)

ONLINE RESOURCES CORPORATION

Date: November 9, 2005	By: /s/ Catherine A. Graham

Catherine A. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)