Form 10-K
period 2005-12-31
ONLINE RESOURCES CORP
filed 2006-03-16
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 0-26123

ONLINE RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1623052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4795 Meadow Wood Lane, Suite 300 Chantilly, Virginia (Address of principal executive offices)	20151 (Zip code)

(703) 653-3100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-accelerated filer ☐

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to $11.31 as of the last business day of the registrant’s most recently completed second fiscal quarter was $283 million.

As of March 10, 2006, the registrant had 25,372,966 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2006.

ONLINE RESOURCES CORPORATION

ANNUAL REPORT ON FORM 10-K

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

Online Resources provides outsourced, Internet financial technology services, branded to over 800 financial services provider clients nationwide. We have over 4 million active consumer and business end-users of our services. An estimated 39 million additional members or customers of our clients are eligible to register for the services we provide. End-users may access and view their accounts online and perform various web-based self-service functions. They may also make electronic bill payments and funds transfers, utilizing our unique, real-time debit architecture. Additionally, we believe our value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for our clients. Multi-year service contracts with these clients provide us with a recurring and predictable revenue stream that grows with increases in users and transactions. We currently derive 15% of our revenues from account presentation, 60% from payments and 25% from relationship management and professional services and other revenues.

We provide the following specialized product offerings for three vertical financial services markets — banks and credit unions, credit card issuers and payment acquirers:

•	Our Quotiensm product line is designed for banks, credit unions and other depository financial institutions. We provide a fully integrated suite of web-based banking and payment services, giving clients a single point of accountability, an enhanced experience for their users and the marketing processes to drive Internet channel adoption. We also offer our electronic bill payment services on a stand-alone basis. Our bill payment service uses our patented payments gateway, which leverages the nation’s real-time electronic funds transfer, also known as EFT, infrastructure. By debiting end-users’ accounts in real-time, we are able to improve the speed, cost and quality of payments, while eliminating the risk that bills will be paid against unavailable funds. We process over $15 billion in bill payments annually.

•	Our Incurrentsm product line is designed for credit card issuers and processors. Cardholders may access their account information, view transactions, set up payments and perform other self-service functions. Additionally, we offer card issuers a low-cost, web-based inquiry service, which allows cardholders to clearly identify merchants in disputed card transactions. We also offer a web-based tool that improves collections of late and delinquent funds in a private, non-confrontational manner. Incurrent Solutions, Inc. (“Incurrent”), which we acquired in December 2004, developed our credit card services. We plan to adapt and offer our payment and relationship management services to credit card issuers and processors as well.

•	Our CertnFundssm product line has been recently introduced and is designed for e-commerce providers, primarily payment acquirers and large online billers. These services, which enable real-time debit for a variety of web-originated consumer payments and fund transfers, use our patented EFT payments gateway. This gateway has operated for over 10 years as the backbone for our bank and credit union bill payment business. By routing their web-originated consumer payments through our CertnFunds platform, payment acquirers and billers can lower their transaction costs, and increase the speed and certainty of collections.

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

We are headquartered in Chantilly, Virginia. We also maintain operations facilities in Parsippany, New Jersey, Woodland Hills, California and Pleasanton, California and a data center facility in McLean, Virginia. We were incorporated in Delaware in 1989.

Our Industry

The Internet continues to grow in importance as an account presentation and payments channel for consumers and small businesses, driven in part by the 24 hours a day, seven days a week access to financial services providers that it makes available. Offering services through this channel allows financial services providers to enhance their competitive positions and gain market share by retaining their existing end-users, aggressively attracting new ones and expanding the end-user relationship. As referenced in its January 21, 2004 Online Banking Report, Jupiter Media Metrix, a technology research and advisory firm, supported this growth proposition for the bank and credit union market when it estimated that the number of U.S. households banking online will grow from 31.4 million in 2003 to 54.6 million in 2007.

Financial services providers are also increasing access to their services through the Internet in order to increase profitability. The advantages provided by a web-based channel include the opportunity to offer financial services to targeted audiences while reducing or eliminating workload, paper and other back office expenses associated with traditional distribution channels. The Boston Consulting Group, a financial research and advisory firm, conducted a study in 2003 of the depository financial institution market. It concluded that online bill payment customers of depository financial institutions were up to 40 percent more profitable at the end of a 12-month period compared to those customers who did not pay bills online, because the online bill payment customers:

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

Many of the factors driving the outsourcing of web-based financial services in the depository financial institution market are also driving the outsourcing of similar services in the credit card issuer and processor market. For example, credit card issuers are reducing operating costs while increasing cardholder loyalty as greater numbers of cardholders use the web to manage their credit card accounts. FiSite Research, a market research firm, reports that 53% of online consumers are using the Internet to manage their credit card accounts while almost one-third of these consumers use the Internet to pay their credit card bills. Moreover, FiSite reports that almost two-thirds of those managing their credit card accounts online rate this experience as very to extremely satisfying. Such high satisfaction suggests increasing consumer adoption and usage of the online channel to manage credit card accounts. Additionally, large credit card issuers are often outsourcing web-based services for smaller niche card offerings in order to devote their internal IT resources to their core offerings.

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

Grow Our Client Base.  Our clients have traditionally been regional and community-based depository financial institutions with assets of under $10 billion. These small to mid-sized financial services providers are compelled to keep pace with the service and technology standards set by larger financial services providers in order to stay competitive, but often lack the capital and human resources required to develop and manage the technology infrastructure required to provide web-based services. With our June 2005 acquisition of Integrated Data Systems, Inc. (“IDS”), we have obtained relationships with larger depository financial institutions along with the highly customizable applications and professional services expertise to support expansion in this market segment. With our December 2004 acquisition of Incurrent, we have entered the credit card market, servicing mid-sized credit card issuers, processors for smaller issuers and large issuers who use us to service one or more of their niche portfolios. We believe that both our depository and credit card financial services providers can benefit from our flexible, cost-effective technology, and we intend to continue to market and sell our services to them under long-term recurring revenue contracts. As of December 31, 2005, we had 829 financial services provider clients, up 15% from December 31, 2004, at which time we had 723 financial services provider clients.

Increase Adoption Rates.  Our clients typically pay us either usage or license fees based on their number of end-users and volume of transactions. Registered end-users using account presentation and payments services are the major drivers of our recurring revenues. Using our proprietary marketing processes, we will continue to assist our clients in growing the adoption rates for our services. At December 31, 2005, 29.0% of the 2.0 million checking accounts and 17.3% of the 16.3 million estimated active credit card accounts eligible to use our account presentation services were enrolled to do so. Additionally, at December 31, 2005, 9.6% of the 10.2 million checking accounts eligible for payments services were using these services.

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

Leverage Growth Over Our Relatively Fixed Cost Base.  Our business model is highly scaleable. We have invested heavily in our processes and infrastructure and, as such, can add large numbers of clients and end-users without significant cost increases. We expect that, as our revenues grow, and as we begin to encounter the price pressures inherent to a maturing market, our cost structure will allow us to maintain or expand our operating margins.

Our Services

We provide our financial services provider clients with account presentation, payments, relationship management and custom solutions services that they, in turn, offer to end-users branded under their own names. Bank and credit union providers can purchase established service offerings in all four of our service lines. Established account presentation and custom solutions services are available for credit card providers, along with a new collections support service in the payments line and a new transaction dispute resolution service in the relationship management line. We are also now offering new payments services for payment acquirers and billers, with the first service being real-time account debit for online bill payment. The following chart depicts the services we now offer and plan to offer for the three markets we serve:

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

Custom Solutions Services.  Our custom solutions services include implementation services, which convert existing data and integrate our platforms with the client’s legacy host system or third party core processor, and ongoing maintenance of client specific applications or interfaces. Additionally, we offer professional services intended to tailor our services to meet the clients’ specific needs, including customization of applications, training of client personnel, and information reporting and analysis.

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

Sales and Marketing

We seek to retain and expand our financial services provider client base, and to help our clients drive end-user adoption rates for our web-based services. As of December 31, 2005, our client services function consisted of 18 account managers who support and cross-sell our services to existing clients, a 20 person sales team focusing on new prospects, and a 13 person marketing department supporting both our sales efforts and those of our clients.

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

We typically link to our clients or their core processors through the use of high-speed telecommunication circuits to facilitate the nightly download of account and transaction detail. We then use these same circuits to access the client or core processor databases when an end-user logs on to our systems to retrieve updated information. This approach allows us to deliver responsive, high performing and reliable services through the use of a local data warehouse, while ensuring presentation of the most current information and providing enhanced functionality through real-time use of our communications gateways.

For the processing of payments, we operate a unique, real-time EFT gateway, with over 50 certified links to ATM networks and core processors. This gateway, depicted below, allows us to use online debits to retrieve funds in real-time, perform settlement authentication and obtain limited supplemental financial information. By using an online payment network to link into a client’s primary database for end-user accounts, we take advantage of established EFT infrastructure. This includes all telecommunications and software links, security, settlements and other critical operating rules and processes. Using this real-time payments architecture, clients avoid the substantial additional costs necessary to expand their existing infrastructure. We also believe that our real-time architecture is more flexible and scalable than traditional batch systems.

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

Employees

At December 31, 2005, we had 421 employees. None of our employees are represented by a collective bargaining arrangement. We believe our relationship with our employees is good.

Available Information

For more information about us, visit our web site at www.orcc.com. Our electronic filings with the U.S. Securities and Exchange Commission (including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to these reports) are available free of charge through our web site as soon as reasonably practicable after we electronically file with or furnish them to the U.S. Securities and Exchange Commission.

Item 1A.	Risk Factors

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

Although we achieved profitability under generally accepted accounting principles, or GAAP, in all but two of the fiscal quarters since the third quarter of 2002, we cannot be certain that we can be profitable in future periods. As of December 31, 2005, we had an accumulated deficit of $57.0 million. Although we believe we have achieved economies of scale, if growth in our revenues does not significantly outpace the increase in our expenses, we may not be profitable in future periods.

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

We may not be able to expand or adapt our services and related products to meet the demands of our clients and their end-users quickly or at a reasonable cost. The number of end-users registered for our services has increased from 3.1 million as of December 31, 2004 to 4.3 million as of December 31, 2005. This resulting growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We will need to continue to expand and adapt our infrastructure, services and related products to accommodate additional clients and their end-users, increased transaction volumes and changing end-user requirements. This will require substantial financial, operational and management resources. If we are unable to scale our system and processes to support the variety and number of transactions and end-users who ultimately use our services, our business may be materially adversely affected.

If we lose a material client, our business may be adversely impacted.

Loss of any material client contract could negatively impact our ability to increase our revenues and maintain profitability in the future. Additionally, the departure of a large client could impact our ability to attract and retain other clients.

California Federal Bank, commonly known as Cal Fed, accounted for 9% of our revenues, including a $2.2 million one-time termination fee, for the year ended December 31, 2003. During 2002, Citigroup acquired Cal Fed and converted the Cal Fed end-users to the Citigroup banking and bill payment platform in the first quarter of 2003.

Additionally, BB&T Corporation acquired our second largest client, First Virginia Banks, Inc. (“First Virginia”), in the third quarter of 2003. In the year ended December 31, 2003, First Virginia accounted for 5% of our revenues. BB&T converted the First Virginia end-users to the BB&T banking and bill payment platform in the fourth quarter of 2003.

Finally, Sears sold its credit card portfolio to Citigroup in 2004 and Citigroup converted the Sears end-users to the Citigroup card services platform in the second quarter 2005. We anticipated the loss of Sears as part of our acquisition of Incurrent.

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

We may have exposure to greater than anticipated tax liabilities.

We are subject to income taxes and other taxes in a variety of jurisdictions. The determination of our provision for income taxes and other tax liabilities requires significant judgment. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Our ability to utilize our net operating loss carryforwards in any given period may be limited.

Our federal net operating loss carryforwards are subject to limitation on how much may be utilized on an annual basis. If our net operating loss carryforwards in a period are limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years. This could negatively impact our future cash flow, financial position and financial results.

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

Like other system operators, our operations are dependent on our ability to protect our system from interruption caused by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond our control. We maintain our own offsite disaster recovery facility for the Chantilly, Virginia data center. In the event of major disasters, both our primary and backup locations could be equally impacted. We do not currently have sufficient backup facilities to provide full Internet services, if our primary facility is not functioning. We could also experience system interruptions due to the failure of our systems to function as intended or the failure of the systems we rely upon to deliver our services such as ATM networks, the Internet, or the systems of financial institutions, processors that integrate with our systems and other networks and systems of third parties. Loss of all or part of our systems for a period of time could have a material adverse effect on our business. We may be liable to our clients for breach of contract for interruptions in service. Due to the numerous variables surrounding system disruptions, we cannot predict the extent or amount of any potential liability.

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

Additionally, California has adopted, and other states are adopting, laws and regulations requiring that in-state account holders of a financial services provider be notified if their personal confidential information is compromised. If the specific account holders whose information has been compromised cannot be identified, all in-state account holders of the provider must be notified. If any such notice is required of us, confidence in our systems’ integrity would be undermined and both financial services providers and consumers may be reluctant to use our services.

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

Risks Related to Acquisitions

We may face difficulties in integrating acquired businesses.

We acquired Incurrent in December 2004 and IDS in June 2005 and may acquire additional businesses in the future. To achieve the anticipated benefits of these acquisitions, we need, and will need, to successfully integrate the acquired businesses with our operations, to consolidate certain functions and to integrate procedures, personnel, product lines and operations in an efficient and effective manner. The integration process may be disruptive to, and may cause an interruption of, or a loss of momentum in, our business as a result of a number of potential obstacles, such as:

•	the loss of key employees or end-users;

•	the need to coordinate diverse organizations;

•	difficulties in integrating administrative and other functions;

•	the loss of key members of management following the acquisition; and

•	the diversion of our management’s attention from our day-to-day operations.

If we are not successful in integrating these businesses or if the integrations takes longer than expected, we could be subject to significant costs and our business could be adversely affected.

Our acquisitions increase the size of our operations and the risks described in this annual report.

Our acquisitions increase the size of our operations and may intensify some of the other risks described herein. There are also additional risks associated with managing a significantly larger company, including, among other things, the application of company-wide controls and procedures.

We made our acquisitions and may make future acquisitions, on the basis of available information, and there may be liabilities or obligations that were not or will not be adequately disclosed.

In connection with any acquisition, we conduct a review of information as provided by the management of that company. It may have incurred contractual, financial, regulatory or other obligations and liabilities that may impact us in the future, which are not adequately reflected in unaudited financial and other information upon which we based our evaluation of the acquisition. If the unaudited financial and other information on which we have relied in making our offer for that company proves to be materially incorrect or incomplete, it could have a material adverse effect on our consolidated businesses, financial condition and operations.

Acquired companies give us limited warranties and indemnities in connection with their businesses, which may give rise to claims by us.

We rely upon limited representations and warranties of the companies we acquire. Although we put in place contractual and other legal remedies and limited escrow protection for losses that we may incur as a result of breaches of agreements, representations and warranties pertaining to the acquisition, we cannot assure you that our remedies will adequately cover any losses that we incur.

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

We have a substantial number of shares of common stock, including shares that may be issued upon exercise of options under our equity compensation plan and issued in connection to certain acquisitions that, if sold, could affect the trading price of our common stock.

We have approximately 4.8 million shares of common stock that may be issued upon the exercise of stock options, and 1.9 million shares reserved for the future issuance under our equity compensation plan and our employee stock purchase program. We have also issued shares of our common stock in connection with certain acquisitions and may issue additional shares of our common stock in connection to future acquisitions. We cannot predict the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Item 2.	Properties

We are headquartered in Chantilly, Virginia where we lease approximately 75,000 square feet of office space. The lease expires September 30, 2014. We also lease data center space in McLean, Virginia and office space in Parsippany, New Jersey, Woodland Hills, California and Pleasanton, California. We believe that all of our facilities are in good condition and are suitable and adequate to meet our operations. Additionally, we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings

From time to time we may be involved in litigation arising in the normal course of our business. We are not a party to any litigation, individually or in the aggregate, that we believe would have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the Nasdaq National Market on June 4, 1999 under the symbol “ORCC”. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated, as reported by Nasdaq:

	2005		2004
Fiscal Quarter Ended	High	Low	High	Low

First Quarter	$9.950	$7.250	$8.280	$5.700
Second Quarter	11.590	8.500	7.480	5.750
Third Quarter	11.170	9.180	7.270	5.900
Fourth Quarter	12.160	10.500	7.530	6.700

The market price of our common stock is highly volatile and fluctuates in response to a wide variety of factors. See “Business — Risk Factors — Our Stock Price is Volatile.”

On December 31, 2005, we had approximately 163 holders of record of common stock. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

We have not paid any cash dividends on our common stock and currently intend to retain any future earnings for use in our business. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data set forth below with respect to Online Resources’ Consolidated Statements of Operations for the fiscal years ended December 31, 2005, 2004 and 2003 and with respect to Online Resources’ Consolidated Balance Sheets at December 31, 2005 and 2004 are derived from the audited Consolidated Financial Statements of Online Resources Corporation, which are included elsewhere in this Form 10-K. Consolidated Statements of Operations data for the fiscal years ended December 31, 2002 and 2001 and Consolidated Balance Sheet data at December 31, 2003, 2002 and 2001 are derived from Consolidated Financial Statements of Online Resources not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements, the related Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001

Statement of Operations Data:
Revenues:
Service fees	$52,382,545	$39,202,146	$33,606,782	$29,603,510	$21,679,291
Professional services and other	8,118,358	3,083,306	4,800,833	2,750,673	2,956,472

Total revenues	60,500,903	42,285,452	38,407,615	32,354,183	24,635,763
Cost of revenues	24,517,002	18,058,726	16,630,868	14,846,015	14,313,734

Gross profit	35,983,901	24,226,726	21,776,747	17,508,168	10,322,029
General and administrative	13,125,412	9,107,176	8,161,018	6,819,850	6,930,462
Sales and marketing	10,174,312	7,415,788	6,433,211	5,368,177	5,931,222
Systems and development	4,787,994	3,792,611	3,830,565	4,344,765	5,854,866
Non-recurring charges(1)	—	—	—	—	209,434

Total expenses	28,087,718	20,315,575	18,424,794	16,532,792	18,925,984

	Year Ended December 31,
	2005	2004	2003	2002	2001

Income (loss) from operations	7,896,183	3,911,151	3,351,953	975,376	(8,603,955)
Other income (expense)	1,301,467	181,901	(1,234,081)	(1,380,959)	(2,291,756)
Gain from extinguishment of debt(2)	—	—	—	—	1,083,153

Income (loss) before income tax (benefit) provision	9,197,650	4,093,052	2,117,872	(405,583)	(9,812,558)
Income tax (benefit) provision	(13,465,640)	146,000	15,785	—	—

Net income (loss)	$22,663,290	$3,947,052	$2,102,087	$(405,583)	$(9,812,558)

Net income (loss) per share
Basic	$0.97	$0.22	$0.14	$(0.03)	$(0.82)
Diluted	$0.88	$0.20	$0.13	$(0.03)	$(0.82)
Shares used in calculation of income (loss) per share
Basic	23,433,884	18,057,270	15,140,538	13,520,642	12,026,476
Diluted	25,880,338	20,128,093	16,685,602	13,520,642	12,026,476

Notes:

(1)	We incurred and paid a one-time charge of $209,434, including severance and benefits payments, during the year ended December 31, 2001 as a result of a staff reduction for 23 employees, which represented approximately 9% of the total employees on January 3, 2001.

(2)	In May 2001, we used $2.2 million of our cash to repurchase $3.5 million of the 8% convertible subordinated notes, which payments resulted in a one-time gain of $1,083,153.

	December 31,
	2005	2004	2003	2002	2001

Balance Sheet Data:
Cash, cash equivalents and investments	$55,864,265	$4,640,587	$13,038,406	$6,785,827	$7,703,622
Working capital	61,687,695	10,055,658	14,744,093	8,650,044	8,785,201
Total assets	115,596,111	44,533,268	26,734,578	21,329,940	21,521,614
Notes payable, less current portion	—	—	—	12,000,000	13,000,000
Capital lease obligations, less current portion	—	—	10,521	111,491	348,552
Other non-current liabilities	5,228,778	1,998,286	302,535	355,662	566,539
Total liabilities	12,559,943	9,711,633	4,378,202	15,831,810	17,183,999
Stockholders’ equity	103,036,168	34,770,656	22,309,237	5,498,130	4,337,615

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading outsourcer of web-based account presentation, payment and relationship management services to financial services providers nationwide. Our services, branded in the clients’ name, integrate seamlessly into a single-vendor, end-to-end solution, supported by 24×7 customer care, targeted consumer marketing, training and other network and technical professional products and services. The Company currently operates in two business segments — banking and card.

Registered end-users using account presentation, bill payment or both, are the major drivers of our revenues. Exclusive of the users obtained in the acquisition of Incurrent, from December 31, 2004 through December 31, 2005, the number of users using our account presentation services increased 32%, and the number of users using our payment services increased 27%, for an overall 31% increase in users. While we have seen some reduction in average monthly recurring revenue per user, due largely to our decisions to fix price the account presentation service to our clients and offer volume-based bill payment price reductions, this has been offset by a decline in the average monthly recurring cost per user, thereby improving our gross margin. Gross margin for the year ended December 31, 2004 was 57%, and it increased to 59% for the year ended December 31, 2005.

We have long-term service contracts with our financial services provider clients. The majority of our revenues are recurring, though these contracts also provide for implementation, set-up and other non-recurring fees. Account presentation services revenues are based on either a monthly license fee, allowing our financial institution clients to register an unlimited number of customers, or a monthly fee for each registered customer. Payment services revenues are based on either a monthly fee for each customer enrolled, a fee per executed transaction, or a combination of both. Our clients pay nearly all of our fees and then determine if or how they want to pass these costs on to their users. They typically provide account presentation services to users free of charge, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products. As of December 31, 2005 approximately 60% of our clients were charging their users for providing payment services.

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

Critical Accounting Policies and Estimates

The policies discussed below are considered by management to be critical to an understanding of our annual audited consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

Revenue Recognition Policy.  We generate revenues from service fees, professional services, and other supporting services. Many of our contracts consist of multiple deliverables that require more than one unit of accounting, and these contracts are accounted for according to Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). Under EITF No. 00-21, we allocate revenues in arrangements with multiple deliverables to each qualifying separate unit of accounting based on either their relative fair values or the fair value of the undelivered elements. Fair value is determined by the prices charged when the element is sold separately or other vendor specific objective evidence.

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

We collect funds from end-users and aggregate them in clearing accounts, which are not included on our consolidated balance sheets, as we do not have ownership of these funds. For certain transactions, funds may remain in the clearing accounts until a payment check is deposited or other payment transmission is accepted by the receiving merchant. We earn interest on these funds for the period they remain in the clearing accounts. This interest totaled $1.8, $0.6 and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Professional services revenues consist of implementation fees associated with the linking of our financial institution clients to our QuotienSM e-financial suite through various networks, web development and hosting fees, training fees, communication services and the sales of software licenses and related support. In accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”), implementation fees and related direct implementation costs are recognized on a straight-line basis over the contract term, which typically ranges from one to five years (generally three years).

Revenues from web development, web hosting, training and communications services are recognized over the term of the contract as the services are provided. Revenues from the sale of software licenses and related support are recognized according to Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP No. 97-2”), as amended by SOP No. 98-9, Software Revenue Recognition With Respect to Certain Transactions (“SOP No. 98-9”). For sales that require significant production, modification or customization, we apply the provisions of Accounting Research Bulletin (“ARB”) No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP No. 81-1”), and recognize the revenues related to software license fees using the percentage-of-completion method. The percentage-of-completion is measured by the percentage of labor effort incurred to date to estimated total labor effort to complete delivery of the software license. The amount of revenues allocated to each element of a software sale are based on the fair value of undelivered elements based on prices charged when the elements are sold separately. The revenues related to the support of a software license are recognized on a straight-line basis over the term of the support agreement.

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

Allowance for Doubtful Accounts.  The provision for losses on accounts receivable and allowance for doubtful accounts are recognized based on our estimate, which considers our historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data and financial health of specific customers. At December 31, 2005 the allowance for doubtful accounts was $154,000. This represents management’s estimate of the probable losses in the accounts receivable balance at December 31, 2005. While the allowance for doubtful accounts and the provision for losses on accounts receivable depend to a large degree on future conditions, management does not forecast significant adverse developments in 2006. We incurred approximately $100,000 of bad debt expense in 2005.

Income Taxes.  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

Prior to December 31, 2005, we maintained a full valuation allowance on the deferred tax asset resulting primarily from our net operating loss carryforwards, since the likelihood of the realization of that asset had not become “more likely than not” as of those balance sheet dates. At December 31, 2005, we determined that our recent experience generating taxable income balanced against our history of losses, along with our projection of future taxable income, constituted significant positive evidence for partial realization of the deferred tax asset and, therefore, partial release of the valuation allowance against that asset. Therefore, in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), we released valuation allowance against $36 million of our total $81 million net operating loss carryforwards, creating a $13.7 million deferred tax asset as of December 31, 2005 and a $13.5 million benefit to our earnings for the year ended December 31, 2005. At one or more future dates, if sufficient positive evidence exists that it is “more likely than not” that the benefit will be realized with respect to the remaining net operating loss carryforwards and deferred tax asset, we will release the remaining valuation allowance, realize the remaining deferred tax asset and report the associated benefit to our earnings in the appropriate period.

Cost of Internal Use Software and Computer Software to be Sold.  We capitalize the cost of computer software developed or obtained for internal use in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP No. 98-1”). Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the development stage. We expense costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are being depreciated on a straight-line basis over a period of three years upon being placed in service.

We capitalize the cost of computer software to be sold according to Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS No. 86”). Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is ready for general release to customers.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets.  We evaluate the recoverability of our identifiable intangible assets, goodwill and other long-lived assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Under these provisions, we assess the recoverability of these types of assets at least annually and when events or circumstances indicate a potential impairment. We use the fair value method to assess the recoverability of our goodwill and have two reporting units, banking and card. We use the undiscounted cash flows method, when needed, to assess the recoverability of our identifiable intangible assets and other long-lived assets and the discounted cash flows method, at least annually, to assess the recoverability of our goodwill. We did not incur any impairment charges for the years ended December 31, 2005, 2004 or 2003. Future impairment assessments could result in impairment charges that would reduce the carrying values of these assets.

Recently Issued Pronouncement.  On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS No. 123(R). The Company will adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R)permits public companies to adopt its requirements using one of two methods:

i. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

ii. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will implement SFAS No. 123(R) in the first quarter of 2006 and intends to use the modified prospective method.

Also see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2005 included elsewhere in this Form 10-K, which discusses accounting policies.

Results of Operations

The following table presents the summarized results of operations for our two reportable segments, banking and card (dollars in thousands):

	Year Ended December 31,
	2005		2004		2003
	Dollars	%	Dollars	%	Dollars	%

Revenues:
Banking	$52,445	87%	$42,285	100%	$38,408	100%
Card	8,056	13%	—	0%	—	0%

Total	$60,501	100%	$42,285	100%	$38,408	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin

Gross profit:
Banking	$32,592	62%	$24,227	57%	$21,777	57%
Card	3,674	46%	—	0%	—	0%
Unallocated	(282)		—		—

Total	$35,984	59%	$24,227	57%	$21,777	57%

	Dollars	%	Dollars	%	Dollars	%

Operating expenses:
Banking	$24,994	90%	$20,316	100%	$18,425	100%
Card	2,943	11%	—	0%	—	0%
Unallocated	(151)	(1)%	—	0%	—	0%

Total	$27,786	100%	$20,316	100%	$18,425	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin

Income from operations:
Banking	$7,598	14%	$3,911	9%	$3,352	9%
Card	731	9%	—	0%	—	0%
Unallocated	(433)		—		—

Total	$7,896	13%	$3,911	9%	$3,352	9%

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Revenues

We generate revenues from account presentation services, payment services, relationship management services and professional services and other revenues. Revenues increased $18.2 million, or 43%, to $60.5 million for the year ended December 31, 2005, from $42.3 million for the same period of 2004. This increase was attributable to a $10.1 million, or 24%, increase in banking segment revenues and $8.1 million in revenues contributed by the new card segment acquired on December 22, 2004.

	Year Ended December 31,		Change
	2005	2004	Difference	%

Revenues (dollars in millions):
Account presentation services	$8.8	$3.0	$5.8	191%
Payment services	35.9	28.3	7.6	27%
Relationship management services	7.7	7.9	(0.2)	(2)%
Professional services and other	8.1	3.1	5.0	163%

Total revenues	$60.5	$42.3	$18.2	43%

Users and transactions (000s):(1)
Account presentation users	638	485	153	32%
Payment services users	984	776	208	27%
All services users	1,475	1,125	350	31%
Payment transactions	46,212	37,123	9,089	24%
Adoption rates:(2)
Account presentation services(1)	29.0%	22.4%	6.6%	29%
Payment services(3)	9.6%	8.2%	1.4%	17%

Notes:

(1)	Excludes card segment users.

(2)	Represents the percentage of users subscribing to our account presentation services out of the total number of checking accounts enabled for account presentation services.

(3)	Represents the percentage of users subscribing to our payment services out of the total number of checking accounts enabled for payment services.

Account Presentation Services.  Both the banking and card segments contribute to account presentation services revenues, which increased $5.8 million compared to the same period of last year to $8.8 million. The inclusion of the new card segment, which was created with the acquisition of Incurrent in December 2004, is the reason for the increase, with account presentation services revenue generated by the banking segment decreasing by 3% compared to 2004. This is the result of the loss of two large banking clients in the first half of 2005 and our decision to fix price the account presentation service to our banking segment clients in an effort to drive adoption of those services. This allows our financial services provider clients to register an unlimited number of account presentation services users (as evidenced by the 29% increase in banking account presentation services adoption since December 31, 2004) to whom we can then attempt to up-sell our higher margin bill pay products and other services.

Payment Services.  Primarily composed of revenues from the banking segment, payment services revenues increased to by $7.6 million to $35.9 million for the year ended December 31, 2005 from $28.3 million in the prior year. This was driven by a 27% increase in the number of period-end payment services users and a 24% increase in the number of payment transactions processed during the period. The increases in period-end payment services users and the number of payment transactions processed were driven by two factors: an increase in financial services provider clients using our payment services and an increase in payment services adoption by our payment services clients’ end-users. Compared to December 31, 2004, the number of financial services provider clients using our payment services increased from 716 clients to 790 clients. Additionally, we increased the adoption rate of our payment services from 8.2% at December 31, 2004 to 9.6% at December 31, 2005.

Relationship Management Services.  Consisting entirely of revenues from the banking segment, relationship management services revenues decreased to $7.7 million from $7.9 in 2004. This is the result of the loss of two large banking clients in the first half of 2005, partially offset by additional relationship management services revenues attributable to an increase of 31% in the number of period-end banking segment end-users utilizing either account presentation or payment services compared to 2004. We expect relationship management services revenues growth to be flat as more of our financial services provider clients move to a monthly license fee pricing model similar to the one we use for account presentation services.

Professional Services and Other.  Both the banking and card segments contribute to professional services and other revenues, which increased $5.0 million from $3.1 million in 2004 to $8.1 million in 2005. The increase was partially the result of $2.1 million in revenues generated by the new card segment, which was created with the acquisition of Incurrent in December 2004. The remaining $2.9 million of the increase was the result of increased professional services revenues in the banking segment in 2005 compared to 2004. Approximately 60% of the $2.9 million was the result of the addition of the custom solutions group, which was created with the acquisition of IDS in June 2005, to the banking segment.

Costs and Expenses

	Year Ended December 31,		Change
	2005(1)	2004(1)	Difference(1)%

Revenues	$60.5	$42.3	$18.2	43%
Costs of revenues	24.5	18.1	6.4	36%

Gross profit	36.0	24.2	11.8	49%
Gross margin	59%	57%	2%	4%
Operating expenses
General & administrative	13.1	9.1	4.0	44%
Sales & marketing	10.2	7.4	2.8	37%
Systems & development	4.8	3.8	1.0	26%

Total operating expenses	28.1	20.3	7.8	38%

Income from operations	7.9	3.9	4.0	102%
Other income, net	1.3	0.1	1.2	615%

Income before tax (benefit) provision	9.2	4.0	5.2	125%
Tax (benefit) provision	(13.5)	0.1	13.6

Net income	$22.7	$3.9	$16.8	474%

Net income per share:
Basic	$0.97	$0.22	$0.75	341%
Diluted	$0.88	$0.20	$0.68	340%
Shares used in calculation of net income per share:
Basic	23.4	18.1	5.3	30%
Diluted	25.9	20.1	5.8	29%

Notes:

(1)	In millions except for per share information.

Costs of Revenues.  Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $6.4 million to $24.5 million for the year ended December 31, 2005, from $18.1 million for the same period in 2004. In addition to the inclusion of costs associated with the new card segment, which was created with the acquisition of Incurrent in December 2004, and the addition of the custom solutions group, which was created with the acquisition of IDS in June 2005, to the banking segment, the increase related to increases in volume-related payment processing and systems operations costs and increased amortization of software development costs capitalized in accordance with SOP No. 98-1.

Gross Profit.  Gross profit increased to $36.0 million for the year ended December 31, 2005 from $24.2 million for the same period of 2004. Of the $11.8 million increase, $3.4 million, or 9%, related to the inclusion of the new card segment. The remaining $8.4 million of the increase, or 91%, related to growth in the banking segment and the addition of the new custom solutions group to the banking segment. Gross margin increased to 59%, and exclusive of equity compensation costs, we expect to maintain or slightly increase our gross margin in future periods.

General and Administrative.  General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $4.0 million, or 44%, to $13.1 million for the year ended December 31, 2005, from $9.1 million in the same period of 2004. The increase related to the inclusion of the new card segment and the addition of the new custom solutions group to the banking segment. The increase also related to increased depreciation expense, rent expense, and salary and benefits costs as a result of additional headcount.

Sales and Marketing.  Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $2.8 million, or 37%, to $10.2 million for the year ended December 31, 2005, from $7.4 million in 2004. In addition to the costs related to the inclusion of the new card segment and the addition of the new custom solutions group to the banking segment, the increase was the result of increased salary and benefits from the expansion of our sales and client services groups, increased remuneration expenses to our reseller partners owing to higher user and transaction volumes and increased marketing costs attributable to a higher number of client-sponsored marketing programs.

Systems and Development.  Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased $1.0 million to $4.8 million for the year ended December 31, 2005. The increase was the result of the inclusion of the new card segment and the addition of the new custom solutions group to the banking segment. Even though systems and development costs in the banking segment otherwise increased relative to 2004 as a result of increased headcount, this increase was partially offset by an increase in the amount of costs capitalized in accordance with SOP No. 98-1. We capitalized $3.6 million of development costs associated with software developed or obtained for internal use during the year ended December 31, 2005, compared to $2.7 million in 2004.

Income from Operations.  Income from operations increased $4.0 million, or 102%, to $7.9 million for the year ended December 31, 2005. The increase was due to an increase in service fee revenues leveraged over relatively fixed costs and $0.7 million in additional operating income for the new card segment. Operating margin increased to 13% from 9% for the year ended December 31, 2004. Exclusive of the amortization of equity compensation costs, we expect operating margin to continue to increase in future periods.

Other Income, Net.  Other income increased $1.1 million due to interest earned on the proceeds from the follow-on offering completed in April 2005.

Tax (Benefit) Provision.  Our benefit for income taxes for the year ended December 31, 2005 was $13.5 million compared to a provision for income taxes of $146,000 for the year ended December 31, 2004. Prior to December 31, 2005, we maintained a full valuation allowance on the deferred tax asset resulting from our net operating loss carryforwards, since the likelihood of the realization of that asset had not become “more likely than not” as of those balance sheet dates. At December 31, 2005, we determined that our recent experience generating taxable income balanced against our history of losses, along with our projection of future taxable income, constituted significant positive evidence for partial realization of the deferred tax asset and, therefore, partial release of the valuation allowance against that asset. Therefore, in accordance with SFAS No. 109, we released valuation allowance against $36 million of our total $81 million net operating loss carryforwards, creating a $13.7 million deferred tax asset as of December 31, 2005 and an $13.5 million benefit to our earnings for the year ended December 31, 2005.

Net Income.  Net income was $22.7 million for the year ended December 31, 2005, compared to $3.9 million for the same period of 2004. Basic net income per share was $0.97 and $0.22 for the years ended December 31, 2005 and 2004, respectively. Diluted net income per share was $0.88 and $0.20 for the years ended December 31, 2005 and 2004, respectively. Basic and diluted shares outstanding increased by 73% and 75%, respectively, as a result of shares issued as part of the follow-on offering in April 2005 and shares issued related to the Incurrent and IDS acquisitions. Diluted shares outstanding also increased as a result of the impact of our rising share price on the fully diluted share calculation.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Revenues

We generate revenues from account presentation services, payment services, relationship management services and professional services and other revenues. Revenues increased $3.9 million, or 10%, to $42.3 million for the year ended December 31, 2004, from $38.4 million for the same period of 2003. This was attributable to a 34% increase in payment services, partially offset by decreases of 25%, 7% and 36% in account presentation services, relationship management services and professional services and other revenues, respectively. Excluding from 2003 revenues, a one time $2.2 million termination fee received from Cal Fed in the first quarter of 2003, revenues increased $6.1 million, or 17%, for the year ended December 31, 2004 compared to the year ended December 31, 2003.

	Year Ended December 31,		Change
	2004	2003	Difference	%

Revenues (dollars in millions):
Account presentation services	$3.0	$4.1	$(1.1)	(25)%
Payment services	28.3	21.0	7.3	34%
Relationship management services	7.9	8.5	(0.6)	(7)%
Professional services and other	3.1	4.8	(1.7)	(36)%

Total revenues	$42.3	$38.4	$3.9	10%

Users and transactions (000s):(1)
Account presentation users	485	416	69	17%
Payment services users	776	528	248	47%
All services users	1,125	841	284	34%
Payment transactions	37,123	24,825	12,298	50%
Adoption rates:(1)
Account presentation services(2)	22.4%	16.8%	5.6%	33%
Payment services(3)	8.2%	5.1%	3.1%	61%

Notes:

(1)	Excludes card segment users.

(2)	Represents the percentage of users subscribing to our account presentation services out of the total number of checking accounts enabled for account presentation services.

(3)	Represents the percentage of users subscribing to our payment services out of the total number of checking accounts enabled for payment services.

Account Presentation Services.  During 2004 account presentation services revenues decreased $1.1 million to $3.0 million, driven by the departures of Cal Fed and First Virginia in March and October 2003, respectively, and a decrease in the average monthly revenue per account presentation services user. Account presentation services revenues generated by our client base, exclusive of Cal Fed and First Virginia, decreased 7% versus 2003 even though the number of year-end account presentation services users increased by 17% compared to the prior year-end. This was the result of a 33% decrease in the average monthly revenue per account presentation services user. This decrease was attributable to the fact that we price our account presentation service largely using a monthly license fee pricing model in an effort to drive adoption of those services. This allows our financial institution clients to register an unlimited number of account presentation services users (as evidenced by the 33% increase in account presentation services adoption in 2004) to whom we can then attempt to up-sell our higher margin bill pay products and other services.

Payment Services.  Payment services revenues increased by $7.3 million to $28.3 million in 2004 compared to $21.0 million in the prior year. Even with the departures of Cal Fed and First Virginia during 2003, which together accounted for 4% of payment services revenues in 2003, payment services revenues increased 34%. This was driven by a 47% increase in the number of year-end payment services users and a

50% increase in the number of payment transactions processed during the year. The increases in year-end payment services users and the number of payment transactions processed were driven by two factors: an increase in financial institution clients using our payment services and an increase in payment services adoption by our payment services clients’ end-users. Compared to December 31, 2003, the number of financial services provider clients using our payment services increased from 633 clients to 716 clients. Additionally, we increased the adoption rate of our payment services from 5.1% at the end of 2003 to 8.2% at the end of 2004.

Relationship Management Services.  Relationship management services revenues decreased from $8.5 million in 2003 to $7.9 million in 2004 as a result of the departures of Cal Fed and First Virginia in March and October 2003, respectively. Relationship management services revenues generated by our remaining client base; however, increased 4% compared to 2003, driven by an increase of 34% in the number of year-end users utilizing either account presentation or payment services.

Professional Services and Other.  Professional services and other revenues decreased $1.7 million from $4.8 million in 2003 to $3.1 million in 2004. This decrease was the result of a $2.2 million termination payment received from Cal Fed in 2003. We received $0.8 million in termination payments during the year ended December 31, 2004, compared to $2.8 million, including the Cal Fed termination payment, during the year ended December 31, 2003.

Costs and Expenses

	Year Ended December 31,		Change
	2004(1)	2003(1)	Difference(1)%

Revenues	$42.3	$38.4	$3.9	10%
Costs of revenues	18.1	16.6	1.5	9%

Gross profit	24.2	21.8	2.4	11%
Gross margin	57%	57%	0%	0%
Operating expenses
General & administrative	9.1	8.2	0.9	12%
Sales & marketing	7.4	6.4	1.0	15%
Systems & development	3.8	3.8	—	(1)%

Total operating expenses	20.3	18.4	1.9	10%

Income from operations	3.9	3.4	0.5	17%
Other expense, net	—	(1.2)	1.2

Net income	$3.9	$2.2	$1.7	88%

Net income per share:
Basic	$0.22	$0.14	$0.08	57%
Diluted	$0.20	$0.13	$0.07	54%
Shares used in calculation of net income per share:
Basic	18.1	15.1	3.0	19%
Diluted	20.1	16.7	3.4	21%

Notes:

(1)	In millions except for per share information.

Costs of Revenues.  Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $1.5 million to $18.1 million for the year ended December 31, 2004, from $16.6 million for the same period in 2003. The increase related to increases in volume-related payment processing and systems operations costs and increased amortization of software development costs capitalized in accordance with SOP No. 98-1, partially offset by decreases in bank implementation and telecommunications costs resulting from operating efficiencies and price reductions.

Gross Profit.  Gross profit increased to $24.2 million for the year ended December 31, 2004 from $21.8 million for the same period of 2003. Gross margin remained constant at 57% due to the $2.2 million termination fee received from Cal Fed in 2003. Excluding this one-time fee from 2003 revenues, gross margin would have increased for the year ended December 31, 2004 when compared to the year ended December 31, 2003.

General and Administrative.  General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $0.9 million, or 12%, to $9.1 million for the year ended December 31, 2004, from $8.2 million in the same period of 2004. The increase related to increased depreciation expenses, fees related to Sarbanes-Oxley compliance, rent expense and salary and benefits costs as a result of additional headcount.

Sales and Marketing.  Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $1.0 million, or 15%, to $7.4 million for the year ended December 31, 2004, from $6.4 million in 2003. The increase was the result of increased salary and benefits costs as a result of the expansion of our sales and client services groups, increased remuneration expenses to our reseller partners owing to higher user and transaction volumes and increased marketing costs resulting from running a higher number of client-sponsored marketing programs.

Systems and Development.  Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses remained constant at $3.8 million for the years ended December 31, 2004 and 2003. Although salaries and benefits costs and consulting costs increased compared to 2003, these increased costs were incurred working on capitalizable projects as defined by SOP No. 98-1. We capitalized $2.7 million of development costs associated with software developed or obtained for internal use during the year ended December 31, 2004, compared to $1.6 million in 2003.

Income from Operations.  Income from operations increased $0.5 million, or 17%, to $3.9 million for the year ended December 31, 2004. The increase was due to an increase in service fee revenues leveraged over relatively fixed costs. Operating margin remained constant at 9% due to the $2.2 million termination fee received from Cal Fed in 2003. Excluding this one-time fee from 2003 revenues, operating margin would have increased for the year ended December 31, 2004 when compared to the year ended December 31, 2003.

Other Expense, Net.  Other income increased $1.2 million owing to lower interest expense and amortization of debt issuance costs due to the repurchase and conversion of the remaining Convertible Notes in 2003.

Net Income.  Net income was $3.9 million for the year ended December 31, 2004, compared to $2.1 million for the same period of 2003. Basic net income per share was $0.22 and $0.14 for the years ended December 31, 2004 and 2003, respectively. Diluted net income per share was $0.20 and $0.13 for the years ended December 31, 2004 and 2003, respectively. Basic and diluted shares outstanding increased by 19% and 21%, respectively, as a result of shares issued in connection to the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan. Diluted shares outstanding also increased as a result of the impact of our rising share price on the fully diluted share calculation.

Liquidity and Capital Resources

Since inception, we have primarily financed our operations through private placements and public offerings of our common and preferred stock, the issuance of debt and cash generated by operations. We have also entered into various capital lease financing agreements. Cash and investments in available-for-sale securities were $55.9 and $4.6 million as of December 31, 2005 and 2004, respectively. The $51.3 million increase in cash and investments in available-for-sale securities results from $18.5 million in cash generated by operating activities, $40.3 million in cash generated by our April 2005 follow-on offering and $3.3 million in cash generated by the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan. These cash in-flows were partially offset by $7.5 million in capital expenditures and $3.3 million in cash used in the acquisition of IDS.

Net cash provided by operating activities was $18.5 million for the year ended December 31, 2005, of which, 93% was recurring in nature. This represented a $10.6 million increase in cash provided by operating activities compared to the prior year.

Net cash used in investing activities for the year ended December 31, 2005 was $9.5 million, which was the result of $7.5 million in capital expenditures and $3.3 million used in the acquisition of IDS, partially offset by a net increase of $1.3 million in securities available-for-sale.

Net cash provided by financing activities was $43.6 million for the year ended December 31, 2005 million. During 2005 we generated $40.3 million in cash through our April 2005 follow-on offering and $3.3 million through the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan.

Our material commitments under operating and capital leases and purchase obligations are as follows:

		Year Ended December 31,
	Total	2006	2007	2008	2009	2010	Thereafter

Capital lease obligations	$8,268	$8,268	$—	$—	$—	$—	$—
Operating leases	19,231,134	2,747,749	2,253,359	2,017,509	2,071,740	2,127,435	8,013,342
Purchase obligations	1,084,160	657,080	427,080	—	—	—	—

Total obligations	$20,323,562	$3,413,097	$2,680,439	$2,017,509	$2,071,740	$2,127,435	$8,013,342

On May 21, 2004, we executed a ten-year lease covering 75,000 square feet of office and data center space. The rent commencement date of the new lease was October 1, 2004, and the total remaining obligation related to the lease at December 31, 2005 is $15.9 million. We also executed an amendment to the lease related to our pre-existing facility that allows us to occupy a portion of the facility from October 1, 2004 through July 31, 2007. The total remaining obligation related to the amendment at December 31, 2005 is $0.6 million. Finally, through the acquisitions of Incurrent in December 2004 and IDS in June 2005, we succeeded to office space leases in Parsippany, New Jersey, Woodland Hills, California and Pleasanton, California, which run through January 2007, April 2013 and May 2007, respectively. The total remaining obligations related to these leases at December 31, 2005 are $2.7 million.

Future capital requirements will depend upon many factors, including the timing of research and product development efforts, the expansion of our marketing efforts and any potential future acquisitions. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related equipment, and personnel.

We currently believe that cash on hand, investments and the cash we expect to generate from operations will be sufficient to meet our current anticipated cash requirements for at least the next twelve months. We expect to have additional cash requirements over the next year because of efforts we are undertaking to upgrade and rewrite certain of our infrastructure applications. We forecast that all incremental expenses related to this undertaking can be financed out of cash provided by operating activities.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, the registered public accounting firm that audited the Company’s consolidated financial statements, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Online Resources Corporation

We have audited management’s assessment, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting,” that Online Resources Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Online Resources Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Online Resources Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Online Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Online Resources Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Online Resources Corporation and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

McLean, Virginia
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Online Resources Corporation

We have audited the accompanying consolidated balance sheets of Online Resources Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Online Resources Corporation at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Online Resources Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

McLean, Virginia
March 15, 2005

ONLINE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$55,864,265	$3,341,678
Restricted cash	2,219,675	1,650,723
Short-term investments	—	1,298,909
Accounts receivable (net of allowance of approximately $154,000 and $152,000 at December 31, 2005 and 2004, respectively)	7,262,565	8,433,113
Deferred implementation costs	608,598	460,600
Deferred tax asset, current portion	2,029,731	—
Prepaid expenses and other current assets	1,034,026	2,634,961

Total current assets	69,018,860	17,819,984
Property and equipment, net	15,241,718	13,099,829
Deferred tax asset, less current portion	11,635,269	—
Deferred implementation costs, less current portion	520,768	420,035
Goodwill	16,322,659	11,272,463
Intangible assets	2,329,846	1,569,800
Other assets	526,991	351,157

Total assets	$115,596,111	$44,533,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,133,692	$1,654,650
Accrued expenses and other current liabilities	1,324,319	3,159,743
Accrued compensation	2,065,388	1,808,233
Deferred revenues, current portion	2,638,015	972,890
Deferred rent, current portion	161,483	158,237
Capital lease obligations	8,268	10,573

Total current liabilities	7,331,165	7,764,326
Deferred revenues, less current portion	1,213,542	379,036
Deferred rent, less current portion	1,795,561	1,524,828
Other long-term liabilities	2,219,675	94,422

Total liabilities	12,559,943	9,762,612
Commitments and contingencies	—	—
Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value; none authorized at December 31, 2005; 1,000,000 authorized and none issued at December 31, 2004	—	—
Series B junior participating preferred stock, $0.01 par value; 297,500 shares authorized; none issued at December 31, 2005 and 2004	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 25,288,886 issued and 25,213,361 outstanding at December 31, 2005; and 19,340,222 issued and 19,264,697 outstanding at December 31, 2004	2,521	1,926
Additional paid-in capital	160,249,466	114,647,954
Accumulated deficit	(56,988,019)	(79,651,309)
Treasury stock, 75,525 shares at December 31, 2005 and 2004	(227,800)	(227,800)
Accumulated other comprehensive loss	—	(115)

Total stockholders’ equity	103,036,168	34,770,656

Total liabilities and stockholders’ equity	$115,596,111	$44,533,268

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003

Revenues:
Account presentation services	$8,825,894	$3,029,527	$4,064,083
Payment services	35,840,725	28,277,468	21,041,685
Relationship management services	7,715,926	7,895,151	8,501,014
Professional services and other	8,118,358	3,083,306	4,800,833

Total revenues	60,500,903	42,285,452	38,407,615
Costs and expenses:
Service costs	19,845,854	16,751,394	15,148,318
Implementation and other costs	4,671,148	1,307,332	1,482,550

Costs of revenues	24,517,002	18,058,726	16,630,868

Gross profit	35,983,901	24,226,726	21,776,747
General and administrative	13,125,412	9,107,176	8,161,018
Sales and marketing	10,174,312	7,415,788	6,433,211
Systems and development	4,787,994	3,792,611	3,830,565

Total expenses	28,087,718	20,315,575	18,424,794

Income from operations	7,896,183	3,911,151	3,351,953
Other income (expense):
Interest income	1,303,248	147,185	79,090
Interest expense	(4,639)	(3,391)	(817,603)
Other income (expense)	2,858	38,107	(455)
Debt repurchase/conversion expense	—	—	(495,113)

Total other income (expense)	1,301,467	181,901	(1,234,081)

Income before income tax (benefit) provision	9,197,650	4,093,052	2,117,872
Income tax (benefit) provision	(13,465,640)	146,000	15,785

Net income	$22,663,290	$3,947,052	$2,102,087

Net income per share:
Basic	$0.97	$0.22	$0.14
Diluted	$0.88	$0.20	$0.13
Shares used in calculation of net income per share:
Basic	23,433,884	18,057,270	15,140,538
Diluted	25,880,338	20,128,093	16,685,602

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	(Loss) Income	Equity

Balance at December 31, 2002	13,706,421	$1,370	$91,410,356	$(85,700,448)	$(227,800)	$14,652	$5,498,130
Comprehensive income:
Net income	—	—	—	2,102,087	—	—	2,102,087
Unrealized loss on available-for-sale securities	—	—	—	—	—	(9,325)	(9,325)

Comprehensive income							2,092,762
Exercise of common stock options	746,911	75	2,167,806	—	—	—	2,167,881
Issuance of common stock	1,357,556	136	4,450,328	—	—	—	4,450,464
Conversion of notes payable	2,001,314	200	8,099,800	—	—	—	8,100,000

Balance at December 31, 2003	17,812,202	1,781	106,128,290	(83,598,361)	(227,800)	5,327	22,309,237
Comprehensive income:
Net income	—	—	—	3,947,052	—	—	3,947,052
Unrealized loss on available-for-sale securities	—	—	—	—	—	(5,442)	(5,442)

Comprehensive income							3,941,610
Exercise of common stock options	424,434	42	1,072,572	—	—	—	1,072,614
Issuance of common stock	28,047	3	157,090	—	—	—	157,093
Issuance of common stock in connection with Incurrent acquisition	1,000,014	100	7,290,002				7,290,102

Balance at December 31, 2004	19,264,697	1,926	114,647,954	(79,651,309)	(227,800)	(115)	34,770,656
Comprehensive income:
Net income	—	—	—	22,663,290	—	—	22,663,290
Unrealized gain on available-for-sale securities	—	—	—	—	—	115	115

Comprehensive income							22,663,405
Exercise of common stock options	515,831	52	2,991,674	—	—	—	2,991,726
Tax benefit from the exercise of employee stock options	—	—	47,013	—	—	—	47,013
Issuance of common stock	130,991	13	339,465	—	—	—	339,478
Issuance of common stock in connection with follow-on offering, net of costs	5,120,734	512	40,224,146	—	—	—	40,224,658
Issuance of common stock in connection with IDS acquisition	181,108	18	1,999,214	—	—	—	1,999,232

Balance at December 31, 2005	25,213,361	$2,521	$160,249,466	$(56,988,019)	$(227,800)	$—	$103,036,168

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003

Operating activities
Net income	$22,663,290	$3,947,052	$2,102,087
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(13,665,000)	—	—
Debt conversion expense	—	—	495,113
Depreciation and amortization	5,855,497	3,665,074	3,137,072
Amortization of debt issuance costs	—	—	164,766
Loss on disposal of assets	103,967	38,014	—
Provision for losses on accounts receivable	2,091	—	(10,000)
Net realized loss (gain) on investments	—	12,939	(6,867)
Amortization of bond (discount) premium	(976)	(37,590)	1,366
Changes in assets and liabilities, net of acquisitions:
Restricted cash	(568,952)	(1,102,342)	(595,520)
Accounts receivable	1,327,062	(1,997,625)	17,669
Prepaid expenses and other current assets	1,603,102	(1,592,810)	(138,645)
Deferred implementation costs	(248,731)	29,572	121,931
Other assets	(150,100)	(78,645)	332,568
Accounts payable	(565,321)	1,008,119	(244,782)
Accrued expenses and other current liabilities	(1,887,750)	1,674,427	1,055,277
Deferred revenues	1,577,905	463,587	888
Deferred rent	273,979	1,683,065	—
Other long-term liabilities	2,125,253	94,422	—

Net cash provided by operating activities	18,445,316	7,807,259	6,432,923
Investing activities
Purchases of property and equipment	(7,481,561)	(9,158,494)	(2,677,013)
Purchases of available-for-sale securities	(3,100,000)	(11,482,953)	(12,658,680)
Sales of available-for-sale securities	4,400,000	16,187,121	11,165,864
Acquisition of Incurrent, net of cash acquired	—	(8,198,520)	—
Acquisition of IDS, net of cash acquired	(3,316,655)	—	—

Net cash used in investing activities	(9,498,216)	(12,652,846)	(4,169,829)
Financing activities
Net proceeds from issuance of common stock	3,378,152	1,229,707	6,618,345
Net proceeds from issue of common stock in follow-on offering	40,224,146	—	—
Repayment of capital lease obligations	(26,811)	(96,979)	(217,852)
Repurchase of notes payable	—	—	(3,900,000)

Net cash provided by financing activities	43,575,487	1,132,728	2,500,493

Net increase (decrease) in cash and cash equivalents	52,522,587	(3,712,859)	4,763,587
Cash and cash equivalents at beginning of year	3,341,678	7,054,537	2,290,950

Cash and cash equivalents at end of year	$55,864,265	$3,341,678	$7,054,537

Supplemental information to statement of cash flows:
Cash paid for interest	$3,789	$10,403	$830,170
Income taxes paid	$281,550	$37,274	$48,500
Conversion of notes payable	$—	$—	$8,100,000
Net unrealized gain (loss) on investments	$115	$(5,442)	$(9,325)
Common stock issued in connection with Incurrent acquisition	$—	$7,290,102	$—
Common stock issued in connection with IDS acquisition	$1,999,214	$—	$—

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Online Resources Corporation (the “Company”) is a leading outsourcer of web-based account presentation, payment and relationship management services to financial services providers nationwide. The Company offers services, branded in the clients’ name, that integrate seamlessly into a single-vendor, end-to-end solution, supported by 24×7 customer care, targeted consumer marketing, training and other network and technical professional products and services. The Company currently operates in two business segments — banking and card.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant accounts, transactions and profits between the consolidated companies have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash held for bill payments in process is immediately disbursed on behalf of users and no net cash balance is reflected on the Company’s consolidated financial statements.

Restricted Cash

The Company’s restricted cash consists of funds from unclaimed bill payment checks, which the Company will either return to the initiator of the bill payment or surrender the funds to the appropriate state escheat funds.

Fair Value of Financial Instruments

At December 31, 2005 and 2004, the carrying values of the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair values based on the liquidity of these financial instruments or based on their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk at December 31, 2005 and 2004 consist primarily of cash and cash equivalents and investments in available-for-sale securities. The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution. At December 31, 2005 and 2004, the Company had cash and cash equivalent accounts in excess of the FDIC insured limits. Investments in available-for-sale securities were limited to investment-grade securities. The fair value of the Company’s financial instruments is substantially

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equivalent to their carrying value and, although there is some credit risk associated with theses instruments, the Company believes this risk to be insignificant.

Revenue Recognition

The Company generates revenues from service fees, professional services, and other supporting services. Many of its contracts consist of multiple deliverables that require more than one unit of accounting, and these contracts are accounted for according to Emerging Issues Task Force Issues (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). Under EITF No. 00-21, the Company allocates revenues in arrangements with multiple deliverables to each qualifying separate unit of accounting based on either their relative fair values or the fair value of the undelivered elements. Fair value is determined by the prices charged when the element is sold separately or other vendor specific objective evidence.

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

The Company collects funds from end-users and aggregates them in clearing accounts, which are not included on its consolidated balance sheets, as the Company does not have ownership of these funds. For certain transactions, funds may remain in the clearing accounts until a payment check is deposited or other payment transmission is accepted by the receiving merchant. The Company earns interest on these funds for the period they remain in the clearing accounts. This interest totaled $1.8, $0.6 and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Professional services revenues consist of implementation fees associated with the linking of the Company’s financial institution clients to its Quotiensm e-financial suite through various networks, web development and hosting fees, training fees, communication services and the sales of software licenses and related support. In accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”), implementation fees and related direct implementation costs are recognized on a straight-line basis over the contract term, which typically ranges from one to five years (generally three years). Revenues from web development, web hosting, training and communications services are recognized over the term of the contract as the services are provided. Revenues from the sale of software licenses and related support are recognized according to Statement of Position No. 97-2, Software Revenue Recognition (“SOP No. 97-2”), as amended by SOP No. 98-9, Software Revenue Recognition With Respect to Certain Transactions (“SOP No. 98-9”). For sales that require significant production, modification or customization, the Company applies the provisions of Accounting Research Bulletin (“ARB”) No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP No. 81-1”), and recognizes the revenues related to software license fees using the percentage-of-completion method. The percentage-of-completion is measured by the percentage of labor effort incurred to date to estimated total labor effort to complete delivery of the software license. The amount of revenues allocated to each element of a software sale are based on the fair value of undelivered elements based on prices charged when the elements are sold separately. The revenues related to the support of a software license are recognized on a straight-line basis over the term of the support agreement.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. See Note 9 for further discussion.

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

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives, which are generally three to five years. The useful life of leasehold improvements is the shorter of the life of the asset or the lease term. Equipment recorded under capital leases is also amortized over the lease term or the asset’s estimated useful life. Depreciation and amortization expense was $3.9, $2.9 and $2.6 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Capitalized Software Costs

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

The Company capitalizes the cost of computer software to be sold according to Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS No. 86”). Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is ready for general release to customers.

Amortization of capitalized computer software costs was $1.6, $0.8 and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Goodwill and Intangible Assets

With the acquisitions of Incurrent Solutions, Inc. (“Incurrent”) on December 22, 2004 and Integrated Data Systems, Inc. (“IDS”) on June 27, 2005, the Company recorded goodwill and intangible assets in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is not amortized and is tested at the reporting unit level at least annually or whenever events or circumstances indicate that goodwill might be impaired. The

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has elected to test for goodwill impairment annually as of October 1. Other intangible assets include customer lists, non-compete agreements and purchased technology, and they are amortized using the straight-line method over the periods benefited, which is five years. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (“SFAS No. 144”), the Company periodically evaluates the recoverability of long-lived assets, including deferred implementation costs, property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no indicators of impairment that might indicate that impairment exists for a particular asset group.

Reclassification

Certain amounts reported in prior periods have been reclassified to conform to the 2005 presentation.

Net Income Per Share

Net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding. Shares associated with stock options, warrants and convertible securities are not included to the extent they are anti-dilutive.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”) requires that items defined as comprehensive income or loss be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet.

Stock-Based Compensation

The Company has accounted for stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). In electing to continue to follow APB No. 25 for expense recognition purposes, the Company has provided below the expanded disclosures required under SFAS No. 148 for stock-based compensation granted, including, if materially different from reported results, disclosure of pro forma net income and net income per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

The weighted-average fair values per share at date of grant for options granted during 2005, 2004, and 2003 with an exercise price equal to the market price of the Company’s stock on the date of grant were $6.52, $4.74 and $3.49, respectively. The weighted-average fair values per share at date of grant for options granted during 2004 with an exercise price greater than the market price of the Company’s stock on the date of grant were $4.77. No options were issued in 2005 and 2003 with an exercise price greater than the market price of the Company’s stock on the date of grant, and no options were issued in 2005, 2004 or 2003 with an exercise

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price less than the market price of the Company’s stock on the date of grant. The fair values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003

Dividend yield	—	—	—
Expected volatility	74%	82%	91%
Risk-free interest rate	3.87%	3.42%	2.97%
Expected life in years	5.1	5.2	5.2

A reconciliation of the Company’s net income to pro forma net income (loss), and the related basic and diluted pro forma net income (loss) per share amounts, for the years ended December 31, 2005, 2004 and 2003, is provided below. For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123. Further, pro forma stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period.

	Year Ended December 31,
	2005	2004	2003

Net income as reported	$22,663,290	$3,947,052	$2,102,087
Adjustment to net income for:
Pro forma stock-based compensation expense	(2,782,944)	(2,244,518)	(2,558,313)

Pro forma net income (loss)	$19,880,346	$1,702,534	$(456,226)

Basic net income (loss) per share
As reported	$0.97	$0.22	$0.14
Pro forma	$0.85	$0.09	$(0.03)
Diluted net income (loss) per share
As reported	$0.88	$0.20	$0.13
Pro forma	$0.77	$0.08	$(0.03)

Recently Issued Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS No. 123(R). The Company will adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

i. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

ii. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will implement SFAS No. 123(R) in the first quarter of 2006 and intends to use the modified prospective method.

3.	ACQUISITIONS

IDS

On June 27, 2005, the Company completed the acquisition of IDS, a California corporation, pursuant to which IDS merged with and into the Company’s wholly-owned subsidiary, IDS LLC, a California limited liability company. The Company now operates the IDS business as part of its banking segment. Founded in 1990, IDS was a privately held software development firm that developed and implemented software applications for credit unions and other financial institutions. The acquisition added approximately 30 employees and facilities in Woodland Hills, California and Pleasanton, California.

The Company’s primary reasons for acquiring IDS were to acquire additional distribution and complimentary software products and to exploit the potential product synergies between the companies and to acquire management for that business line. The value of this acquisition to the Company lies in what could be created by exploiting the potential product synergies between the two companies.

The Company issued 181,108 shares of common stock to the IDS shareholders. The Company paid to, and for the benefit of, the IDS shareholders, approximately $3.3 million in cash. The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The estimated fair value of the assets acquired and liabilities assumed approximated historical basis. IDS lacked significant intangible assets other than its customer list, non-compete agreements, technology and employee base. Identified values were assigned for the customer list, non-compete agreements and technology and the identified value assigned to the employee base was included in goodwill. The Company engaged a qualified, independent valuation firm to identify and value

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets acquired in the transaction. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

At June 30,
2005
(In thousands)

Current assets	$145
Property, plant and equipment	82
Other assets	26
Identifiable Intangible Assets (five year weighted-average useful life):
Purchased technology (five year weighted-average useful life)	823
Non-compete agreements (five year useful life)	32
Customer list (five year weighted-average useful life)	338

1,193

1,446
Goodwill	4,815

Total assets acquired	6,261
Current liabilities	(960)

Total liabilities assumed	(960)

Net assets acquired	$5,301

The purchase price allocation to identifiable intangible assets will be amortized on a straight-line basis over the estimated useful life of five years. The amortization will be $0.2 million for each of the next five years.

As the acquisition occurred June 27, 2005, it was determined that IDS’ results were immaterial from the period June 27, 2005 through June 30, 2005, and thus, the acquisition was assumed to have taken place on June 30, 2005.

Pending the achievement of certain financial metrics in 2005 and 2006, the selling stockholders will receive contingent payments of as much as $1.0 million. Any contingent payment is payable sixty percent in cash and forty percent in equity.

Assuming the acquisition had taken place on January 1, 2004, the Company’s pro forma results for the years ended December 31, 2005 and 2004 would have been:

	For the Year Ended December 31
	2005	2004

Revenues	$61,905,650	$45,105,883
Net income	$21,749,185	$2,953,128

Incurrent

On December 22, 2004, the Company completed the acquisition of Incurrent, a New Jersey corporation, pursuant to which Incurrent merged with and into the Company’s wholly-owned subsidiary, Incurrent Acquisition LLC, a New Jersey limited liability company. The Company now operates the Incurrent business as its card segment.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	REPORTABLE SEGMENTS

The Company manages its business through two reportable segments: banking and card. On January 1, 2005, the Company established the card segment with the acquisition of Incurrent. Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates both reporting segments in one geographical area, the United States. The Company assesses the performance of its assets in the aggregate, and accordingly, they are not presented on a segment basis. The operating results of the business segments exclude the allocation of intangible asset amortization.

The results of operations from these reportable segments were as follows for the years ended December 31, 2005 (the Company operated under one reportable segment prior to the Incurrent acquisition):

			Unallocated
	Banking	Card	Expenses(1)	Total

Year ended December 31, 2005:
Revenues	$52,444,884	$8,056,019	$—	$60,500,903
Costs of revenues	19,853,127	4,381,595	282,280	24,517,002

Gross profit	32,591,757	3,674,424	(282,280)	35,983,901
Operating expenses	24,994,222	2,942,482	151,014	28,087,718

Income from operations	$7,597,535	$731,942	$(433,294)	$7,896,183

Year ended December 31, 2004:
Revenues	$42,285,452	$—	$—	$42,285,452
Costs of revenues	18,058,726	—	—	18,058,726

Gross profit	24,226,726	—	—	24,226,726
Operating expenses	20,315,575	—	—	20,315,575

Income from operations	$3,911,151	$—	$—	$3,911,151

Year ended December 31, 2003:
Revenues	$38,407,615	$—	$—	$38,407,615
Costs of revenues	16,630,868	—	—	16,630,868

Gross profit	21,776,747	—	—	21,776,747
Operating expenses	18,424,794	—	—	18,424,794

Income from operations	$3,351,953	$—	$—	$3,351,953

(1)	Unallocated expenses are comprised of intangible asset amortization that is not included in the measure of segment profit or loss used internally to evaluate the segments.

5.	INVESTMENTS

The Company classified its investments as available-for-sale. Investments in securities that were classified as available-for-sale and had readily determinable fair values were measured at fair market value in the balance sheet. Fair market value was based on quoted market value. Any unrealized gains or losses were reported as a separate component of stockholders’ equity. Realized gains and losses were included in investment income. Interest and dividends also were included in investment income. There was no net realized

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gain or loss for the year ended December 31, 2005. The net realized loss for the year ended December 31, 2004 was approximately $12,900 and the net realized gain for the year ended December 31, 2003 was approximately $6,900. For purposes of determining gross realized gains and losses, the cost of securities sold was based on the average cost method. As of December 31, 2005 there were no investments and therefore no unrealized gain or loss on investments, and the unrealized loss on investments as of December 31, 2004 was $115.

6.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE COSTS

Property and equipment and capitalized software costs consist of the following:

	December 31,
	2005	2004

Central processing systems and terminals	$20,195,175	$17,596,603
Office furniture and equipment	2,721,409	2,634,148
Central processing systems and terminals under capital leases	508,701	500,532
Office furniture and equipment under capital leases	572,117	572,117
Internal use software	9,767,427	5,286,918
Leasehold improvements	2,343,571	2,215,958

	36,108,400	28,806,276
Less accumulated depreciation and amortization	(16,845,288)	(13,183,900)
Less accumulated amortization of internal use software	(2,940,576)	(1,449,898)
Less accumulated depreciation on assets held under capital leases	(1,080,818)	(1,072,649)

	$15,241,718	$13,099,829

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:

	Banking
	Segment	Card Segment	Total

Balance at December 31, 2004	—	11,272,463	11,272,463
Goodwill acquired (IDS acquisition)	4,735,871	—	4,735,871
Adjustments	—	314,325	314,325

Balance at December 31, 2005	$4,735,871	$11,586,788	$16,322,659

Intangible assets consist of the following:

	December 31,
	2005	2004

Purchased technology	$1,882,800	$1,000,000
Customer lists	907,740	569,800
Non-compete agreements	32,600	—
Less accumulated amortization of purchased technology	(282,280)	—
Less accumulated amortization of customer lists	(147,754)	—
Less accumulated amortization of non-compete agreements	(3,260)	—

	$2,389,846	$1,569,800

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangible assets was $0.4 million for the year ended December 31, 2005. There was no amortization expense related to intangible assets for the years ended December 31, 2004 and 2003. All intangible assets are being amortized over five years. Amortization expense for the years ended December 31, 2006, 2007, 2008 and 2009 is expected to approximate $0.6 million per year and then $0.1 million for the year ended December 31, 2010.

8.	COMMITMENTS

The Company leases office space under operating leases expiring in 2007, 2013 and 2014. All but one of the leases provide for escalating rent over the respective lease term. Rent expense under the operating leases for the years ended December 31, 2005, 2004, and 2003, was as follows:

2005	$2,050,000
2004	$1,636,000
2003	$1,312,000

On May 21, 2004, the Company executed a ten-year lease covering 75,000 square feet of office and data center space. The rent commencement date of the new lease was October 1, 2004, and the Company received a lease incentive of approximately $1.7 million in connection with the lease. The benefit of this lease incentive has been deferred as part of lease incentive obligation, recorded as a reduction to lease expense and will be recognized ratably over the term of the lease. The Company amortized $0.2 million of the lease incentive in 2005, and the remaining balance as of December 31, 2005 is $1.5 million.

The Company also leases certain equipment under capital leases. Future minimum lease payments under operating and capital leases are as follows:

	Operating	Capital

2006	2,747,749	9,495
2007	2,253,359	—
2008	2,017,509	—
2009	2,071,740	—
2010	2,127,435	—
Thereafter	8,013,342	—

Total minimum lease payments	$19,231,134	9,495

Less amount representing interest		(1,227)

Present value of minimum lease payments		8,268
Less current portion		8,268

Long-term portion of minimum lease payments		$—

9. INCOME TAXES

The Company incurred a current tax liability for federal income taxes resulting from alternative minimum tax (“AMT”), of $231,000 and $105,000 for years ended December 31, 2005 and 2004, respectively. In addition, the Company incurred a current state tax liability of $13,000 and $41,000 for the years ended December 31, 2005 and 2004, respectively. As a result of the AMT paid, the Company has approximately $308,000 in AMT credits that can be used to offset regular income taxes when paid in the future.

At December 31, 2005, the Company has net operating loss carryforwards of approximately $81 million that expire at varying dates from 2010 to 2022. Of that $81 million, approximately $ 5.0 million relates to the exercise of stock options. Associated with the acquisition of Incurrent in December 2004, the Company generated a net deferred tax asset of $1.6 million representing the acquisition of Incurrent’s net operating loss

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards and the inclusion of non-deductible intangible assets. The timing and manner in which the Company may utilize the net operating loss carryforwards in subsequent tax years will be limited to the Company’s ability to generate future taxable income and, potentially, by the application of the ownership change rules under Section 382 of the Internal Revenue Code. The Company will utilize approximately $11.6 of net operating loss carryforwards for the year ended December 31, 2005.

As of December 31, 2005, Online generated three years of cumulative operating profits. As a result of this positive earnings trend and projected operating results over the next two years, the Company reversed approximately $36 million of its deferred tax asset valuation allowance, having now determined that it is more likely than not that this portion of the deferred tax asset will be realized. This reversal resulted in recognition of an income tax benefit totaling $13.7 million. Of the total income tax benefit recognized, approximately $11.5 million relates to a Federal deferred tax benefit with the remainder representing the state deferred tax benefit.

As of December 31, 2004, the Company recognized a valuation allowance to the full extent of its deferred tax asset of $35.4 million since the likelihood of realization of the benefit did not meet the criteria for release.

Significant components of the Company’s net deferred tax assets are as follows:

	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$30,649,000	$35,842,000
Deferred wages	127,000	107,000
Deferred rent	742,000	—
Other deferred tax assets	587,000	255,000

Total deferred tax assets	32,105,000	36,204,000
Deferred liabilities:
Acquired intangible assets	(884,000)	(568,000)
Depreciation	(488,000)	(268,000)
Other	(626,000)	—

Total deferred tax liabilities	(1,998,000)	(836,000)
Valuation allowance for net deferred tax assets	(16,442,000)	(35,368,000)

Net deferred tax assets	$13,665,000	$—

Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, occur. Based on the analysis the Company has completed to date, a sufficient amount of net operating losses are available to offset the Company’s taxable income for the year ended December 31, 2005. In addition, the Company has recognized a deferred tax asset at December 31, 2005 with respect to a portion of its net operating losses. This deferred tax asset represents the amount of tax benefit that the Company currently believes it will, more likely than not, have taxable income to apply that benefit against over the next two years. A valuation allowance has been established at December 31, 2005 for the remaining portion of the net operating losses, given the length of time prior to the potential utilization and the uncertainty of having sufficient taxable income in future periods. Assuming no future changes in ownership within the meaning of Section 382, the Company does not currently believe it will have any material limitations on the eventual use of all of its net operating losses, however limitations could be created if the net operating losses are not used within the required time periods.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the items that caused the income tax expense to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003

Tax expense at statutory Federal rate	$3,127,000	$1,743,000	$945,000
Effect of:
State income tax, net	380,000	197,000	35,000
Other	34,000	112,000	20,000
Alternative minimum tax	187,360	105,000	16,000
Decrease in valuation allowance	(17,194,000)	(2,011,000)	(1,000,000)

Income tax expense	$(13,465,640)	$146,000	$16,000

10.	PREFERRED STOCK

Of the 3,000,000 authorized preferred shares of the Company, 1,000,000 shares have been designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”). Holders of Series A Preferred Stock shares are entitled to receive dividends at the same rate as holders of common stock and have voting rights equal to their common stock equivalent on an as if converted basis. Additionally, each Series A Preferred Stock holder is entitled to a liquidation preference equal to $1.00 plus declared but unpaid dividends. There were no shares of Series A Preferred Stock outstanding at December 31, 2004, and it was eliminated from the Company’s capital structure at the Annual Meeting of Stockholders in May 2005 through an amendment to the Company’s Certificate of Incorporation.

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

Stock Options

In February 1989, the Company adopted an Incentive Stock Option Plan (the “Plan”), which has since been amended to allow the issuance of up to 2,316,730 shares of common stock. The option price under the Plan cannot be less than fair market value of the Company’s common stock on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally four years. Outstanding options expire after ten years.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”), which permits the granting of both incentive stock options and nonqualified stock options to employees, directors and consultants. The aggregate number of shares that can be granted under the 1999 Plan is 5,858,331. The option exercise price under the 1999 Plan cannot be less than the fair market value of the Company’s common stock on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally four years. Outstanding options expire after seven to ten years.

On May 4, 2005, the stockholders approved the 2005 Restricted Stock and Option Plan (the “2005 Plan”), which permits the granting of restricted stock units and awards, stock appreciation rights, incentive stock options and nonstatutory stock options to employees, directors and consultants. The aggregate number of shares that can be granted under the 2005 Plan is 1,700,000.

As of December 31, 2005, the Company has 6,538,608 shares reserved for issuance for stock options and restricted stock awards.

On December 8, 2004, the Board of Directors authorized the acceleration of the vesting of 99,500 options with an exercise price equal to or above $13 in order to avoid recognizing an expense in relation to these options in future financial statements.

On August 30, 2005, the Board of Directors authorized the issuance of stock options to employees as a part of the Company’s 2005 bonus plan with a determination grant and vest date of December 31, 2005. Based on the Company’s 2005 operating performance, approximately 74,000 options were issued in connection with the 2005 bonus plan.

Additional information with respect to stock option activity under the stock option plans is summarized as follows:

	Year Ended December 31,
	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	5,128,591	$5.67	5,357,563	$5.38	5,918,376	$5.13
Options granted — exercise price equal to market price	518,271	$10.29	456,497	$6.89	438,677	$4.87
Options granted — exercise price greater than market price	—	$—	36,300	$8.59	—	$—
Options exercised	(540,514)	$6.00	(424,434)	$2.53	(746,911)	$2.86
Options canceled or expired	(316,482)	$7.13	(297,335)	$7.23	(252,579)	$6.16

Outstanding at end of year	4,789,866	$6.03	5,128,591	$5.67	5,357,563	$5.38

Options exercisable at end of year	3,433,451	$6.03	3,241,761	$6.63	3,377,085	$6.12

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2005.

	December 31, 2005
	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
	Number	Contractual Life	Weighted-Average	Number	Weighted-Average
	Outstanding	(In Years)	Exercise Price	Exercisable	Exercise Price

$ 0.06 to $ 2.30	831,310	4.63	$2.01	798,056	$2.00
$ 2.38 to $ 2.86	805,671	5.86	$2.81	568,021	$2.81
$ 2.90 to $ 3.20	702,085	5.05	$3.08	421,191	$3.08
$ 3.27 to $ 6.81	711,053	5.04	$5.42	457,492	$5.45
$ 6.85 to $ 9.80	698,564	4.42	$8.10	402,179	$8.15
$ 9.82 to $14.06	921,617	3.51	$12.34	666,946	$12.81
$14.13 to $21.50	119,566	1.44	$16.04	119,566	$16.04

	4,789,866	4.63	$6.03	3,433,451	$6.03

  Warrants

The Company has no outstanding warrants at December 31, 2005, as the final 200,000 outstanding warrants were exercised in April 2005.

12.	NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2005	2004	2003

Net income	$22,663,290	$3,947,052	$2,102,087
Weighted average shares outstanding used in calculation of income per share:
Basic	23,433,884	18,057,270	15,140,538
Dilutive warrants	—	62,525	38,073
Dilutive options	2,446,455	2,008,298	1,506,991

Diluted	25,880,339	20,128,093	16,685,602

Net income per share:
Basic	$0.97	$0.22	$0.14
Diluted	$0.88	$0.20	$0.13

Due to their anti-dilutive effects, outstanding shares from the conversion of the Convertible Notes, stock options and warrants to purchase 2,597,068, 3,432,622, and 4,113,639 shares of common stock at December 31, 2005, 2004 and 2003, respectively, were excluded from the computation of diluted net income per share.

13.	EMPLOYEE BENEFIT PLANS

Employee Savings and Retirement Plan

The Company has a 401(k) plan that allows eligible employees to contribute up to 15% of their salary. The Company has total discretion about whether to make an employer contribution to the plan and the amount of the employer contribution. The Company has historically chosen not to match the employee contributions

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and, therefore, has not incurred any contribution expense. Beginning January 1, 2006, the Company will begin matching employee contributions to the 401(k) plan at a rate of fifty percent on the first two percent of the employee’s contributions to the plan, up to an annual limitation of $1,000 per employee. The Company incurred $9,389, $8,868 and $15,583 in expense for administration of its 401(k) plan for the years ended December 31, 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. The employee stock purchase plan authorizes up to 400,000 shares to be granted. During the year ended December 31, 2005 and 2004, shares totaling 41,466 and 28,046 were issued under the plan at an average price of $8.17 and $5.62 per share, respectively. At December 31, 2005, 198,074 shares were reserved for future issuance. Beginning January 1, 2006, the Company is changing its employee stock purchase plan to allow all eligible employees to purchase shares of common stock at 95% of the fair market value on the last day of each three-month offering period.

14.	SUMMARIZED QUARTERLY DATA (UNAUDITED)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years 2005 and 2004 is as follows:

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Total revenues	$15,111,540	$14,329,447	$15,292,492	$15,767,424
Gross profit	$9,187,056	$8,250,176	$9,219,776	$9,326,893
Net income	$2,207,942	$1,563,525	$2,363,403	$16,528,420
Net income per share:
Basic	$0.11	$0.06	$0.09	$0.66
Diluted	$0.10	$0.06	$0.09	$0.60

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Total revenues	$9,767,367	$10,068,458	$11,046,654	$11,402,973
Gross profit	$5,122,888	$5,716,319	$6,650,366	$6,737,153
Net income	$224,333	$983,208	$1,810,657	$928,854
Net income per share:
Basic	$0.01	$0.05	$0.10	$0.05
Diluted	$0.01	$0.05	$0.09	$0.05

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No changes in or disagreements with accountants on accounting and financial disclosure have occurred during the two most recent fiscal years.

Item 9A.	Controls and Procedures

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

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, the independent registered accounting firm that audited our financial statements, as stated in their report which is included in this Annual Report on Form 10-K.

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

(3) Changes in Internal Control Over Financial Reporting

There have been no changes in Online Resources’ internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, Online Resources’ internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Company

The information required by this item is incorporated by reference to the sections and subsections entitled “Management”, “Executive Compensation”, “Code of Ethics”, “Audit Committee”, “Audit Committee Financial Experts” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the section entitled “Executive Compensation and Transactions” contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements.  All financial statements are filed in Part II, Item 8 of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Schedule II — Valuation and Qualifying Accounts.

All other schedules set forth in the applicable accounting regulations of the Securities and Exchange Commission either are not required under the related instructions or are not applicable and, therefore, have been omitted.

(3) List of Exhibits.

3.1		Form of Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
3.2		Form of Amended and Restated Bylaws of the Company (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
3.3		Certificate of Designation of Shares of Series B Junior Participating Preferred Stock (Filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 and incorporated herein by reference)
4.1		Specimen of Common Stock Certificate of the Company (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.2		Registration Rights Agreement dated September 28, 2000 among the Registrant and Jefferies & Company, Inc. as the placement agent (Filed as Exhibit 4.2 to our Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000 and incorporated herein by reference)
4.3		Rights Agreement dated as of January 11, 2002, between the registrant and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Form 8-K filed on January 15, 2002 and incorporated herein by reference.)
1	0.1	Lease Agreement for premises at 7600 Colshire Drive, McLean, Virginia (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
1	0.2	Online Resources & Communications Corporation 1989 Stock Option Plan (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
1	0.3	1999 Stock Option Plan (Incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
1	0.4	Employee Stock Purchase Plan (Incorporated by reference from our registration statement on Form S-8; Registration No. 333-40674)
1	0.5	Lease Agreement for premises at 4795 Meadow Wood Lane, Chantilly, Virginia (filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004 and incorporated herein by reference.)
1	0.6	2005 Restricted Stock and Option Plan (Incorporated by reference from our Definitive Proxy Statement filed on April 5, 2005)
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

We have audited the consolidated financial statements of Online Resources Corporation as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 15, 2006. Our audits also included the financial statement schedule listed in Item 14(a)(2) of the Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  ERNST & YOUNG LLP

McLean, Virginia
March 15, 2006

Schedule II – Valuation and Qualifying Accounts:

	Balance at
	Beginning of					Balance at End
Classification	Period	Additions		Deductions		of Period

Allowance for doubtful accounts:
Year ended December 31, 2003	$76,905	$—		$10,000	(2)	$66,905
Year ended December 31, 2004	$66,905	$99,685	(3)	$14,275	(1)	$152,315
Year ended December 31, 2005	$152,315	$10,091		$8,000	(1)	$154,406

Allowance for deferred tax asset:
Year ended December 31, 2003	$45,516,168	$—		$2,117,872	(4)	$43,398,296
Year ended December 31, 2004	$43,398,296	$—		$4,093,052	(4)	$39,305,244
Year ended December 31, 2005	$39,305,244	$—		$22,862,650	(5)	$16,442,594

Notes:

(1)	Uncollectible accounts written off.

(2)	Reversal of previously reserved amounts that were collected.

(3)	$85,410 related to the acquisition of Incurrent Solutions, Inc.

(4)	Income before income tax provision

(5)	Income before income tax provision and release of deferred tax asset of $13.7 million

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

Signature	Title	Date

/s/ MATTHEW P. LAWLOR Matthew P. Lawlor	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ CATHERINE A. GRAHAM Catherine A. Graham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2006

/s/ WILLIAM J. NEWMAN, III William J. Newman, III	Director of Finance and Corporate Controller (Principal Accounting Officer)	March 16, 2006

/s/ WILLIAM H. WASHECKA William H. Washecka	Director	March 16, 2006

/s/ JOSEPH J. SPALLUTO Joseph J. Spalluto	Director	March 16, 2006

/s/ STEPHEN S. COLE Stephen S. Cole	Director	March 16, 2006

/s/ ERVIN R. SHAMES Ervin R. Shames	Director	March 16, 2006

/s/ EDWARD E. FURASH Edward E. Furash	Director	March 16, 2006

/s/ BARRY D. WESSLER Barry D. Wessler	Director	March 16, 2006

/s/ MICHAEL H. HEATH Michael H. Heath	Director	March 16, 2006