Form 10-Q
period 2006-03-31
ONLINE RESOURCES CORP
filed 2006-05-10
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
(703) 653-3100

(REGISTRANT’S TELEPHONE NUMBER,
INCLUDING AREA CODE)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐ Accelerated Filer ☑ Non-accelerated filer ☐
     As of May 8, 2006 there were 25,511,955 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ONLINE RESOURCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,065	$55,864
Restricted cash	1,595	2,220
Accounts receivable (net of allowance of approximately $154,000)	8,002	7,262
Deferred implementation costs	695	609
Deferred tax asset, current portion	1,413	2,030
Prepaid expenses and other current assets	1,064	1,034

Total current assets	68,834	69,019
Property and equipment, net	16,616	15,242
Deferred tax asset, less current portion	11,635	11,635
Deferred implementation costs, less current portion	546	521
Goodwill	16,322	16,322
Intangible assets	2,192	2,330
Other assets	608	527

Total assets	$116,753	$115,596

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$612	$1,134
Accrued expenses and other current liabilities	1,452	1,324
Accrued compensation	1,346	2,065
Deferred revenues, current portion	2,793	2,638
Deferred rent obligations, current portion	172	162
Capital lease obligations	1	8

Total current liabilities	6,376	7,331
Deferred revenues, less current portion	1,121	1,213
Deferred rent obligations, less current portion	1,829	1,796
Other long term liabilities	1,595	2,220

Total liabilities	10,921	12,560
Commitments and contingencies
Stockholders’ equity
Series B junior participating preferred stock, $0.01 par value; 297,500 shares authorized and none issued	—	—
Common stock, $0.0001 par value; 70,000,000 shares authorized; 25,499,140 issued and 25,423,615 outstanding at March 31, 2006; 25,288,886 issued and 25,213,361 outstanding at December 31, 2005	3	3
Additional paid-in capital	162,288	160,249
Accumulated deficit	(56,231)	(56,988)
Treasury stock, 75,525 shares	(228)	(228)

Total stockholders’ equity	105,832	103,036

Total liabilities and stockholders’ equity	$116,753	$115,596

See accompanying notes to consolidated condensed unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Revenues:
Account presentation services	$1,928	$2,827
Payment services	10,395	8,443
Relationship management services	2,097	2,045
Professional services and other	2,297	1,797

Total revenues	16,717	15,112
Costs and expenses:
Service costs	5,975	5,317
Implementation and other costs	1,686	918

Costs of revenues	7,661	6,235

Gross profit	9,056	8,877
General and administrative	4,425	3,364
Sales and marketing	2,708	2,145
Systems and development	1,143	1,125

Total expenses	8,276	6,634

Income from operations	780	2,243
Other income (expense):
Interest income	599	29
Interest expense	(2)	(4)

Total other income	597	25

Income before income tax provision	1,377	2,268
Income tax provision	620	60

Net income	$757	$2,208

Net income per share:
Basic	$0.03	$0.11
Diluted	$0.03	$0.10

Shares used in calculation of net income per share:
Basic	25,303	19,358
Diluted	27,447	21,606
See accompanying notes to consolidated condensed unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Operating activities
Net income	$757	$2,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,747	1,283
Stock-based compensation expense	617	—
Deferred tax asset	617	—
Provision for losses on accounts receivable	—	2
Amortization of discount premium	—	(1)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	625	(251)
Accounts receivable	(740)	120
Deferred implementation costs	(111)	(84)
Prepaid expenses and other current assets	(30)	1,479
Other assets	(81)	46
Accounts payable	(522)	(574)
Accrued expenses and other current liabilities	128	(30)
Accrued compensation	(719)	(588)
Deferred revenues	63	(163)
Deferred rent obligations	43	149
Other long term liabilities	(625)	(94)

Net cash provided by operating activities	1,769	3,502
Investing activities
Purchases of property and equipment	(2,983)	(1,496)
Purchases of available-for-sale securities	—	(2,300)
Sales of available-for-sale securities	—	1,300

Net cash used in investing activities	(2,983)	(2,496)
Financing activities
Net proceeds from issuance of common stock	1,422	848
Repayment of capital lease obligations	(7)	(4)

Net cash provided by financing activities	1,415	844

Net increase in cash and cash equivalents	201	1,850
Cash and cash equivalents at beginning of period	55,864	3,342

Cash and cash equivalents at end of period	$56,065	$5,192

See accompanying notes to consolidated condensed unaudited financial statements.

ONLINE RESOURCES CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
     Online Resources Corporation (the “Company”) provides Internet technology services consisting of account presentation, payment, relationship management and professional services to financial services providers nationwide. The Company offers services, branded in the clients’ name, that integrate seamlessly into a single-vendor, end-to-end solution, supported by 24x7 customer care, targeted consumer marketing, training and other network and technical professional products and services. The Company currently operates in two business segments — banking and card. The operating results of the business segments exclude general corporate overhead expenses and intangible asset amortization.
INTERIM FINANCIAL INFORMATION
     The accompanying consolidated condensed unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated condensed unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated condensed unaudited financial statements should be read in conjunction with our consolidated condensed audited financial statements for the year ended December 31, 2005 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 16, 2006. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
2. RECLASSIFICATION
     Certain amounts reported in prior periods have been reclassified to conform to the 2006 presentation.
3. REPORTABLE SEGMENTS
     The Company manages its business through two reportable segments: banking and card. Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates both reporting segments in one geographical area, the United States. The Company assesses the performance of its assets in the aggregate, and accordingly, they are not presented on a segment basis. The operating results of the business segments exclude general corporate overhead expenses and intangible asset amortization.
     The results of operations from these reportable segments were as follows for the three months ended March 31, 2006 and 2005 (in thousands):

			Unallocated
	Banking	Card	Expenses (1)	Total
Three months ended March 31, 2006:
Revenues	$14,697	$2,020	$—	$16,717
Costs of revenues	6,205	1,365	91	7,661

Gross profit	8,492	655	(91)	9,056
Operating expenses	5,223	863	2,190	8,276

Income from operations	$3,269	$(208)	$(2,281)	$780

Three months ended March 31, 2005:
Revenues	$12,556	$2,556	$—	$15,112
Costs of revenues	5,158	1,027	50	6,235

Gross profit	7,398	1,529	(50)	8,877
Operating expenses	4,152	823	1,659	6,634

Income from operations	$3,246	$706	$(1,709)	$2,243

(1)	Unallocated expenses are comprised of general corporate overhead expenses and intangible asset amortization that are not included in the measure of segment profit or loss used internally to evaluate the segments.

4. STOCK BASED COMPENSATION
     At March 31, 2006, the Company has three stock-based employee compensation plans, which are described more fully below. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as permitted by Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No stock-based employee compensation cost was recognized in the Statement of Operations for the three months ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes the three months ended March 31, 2006 was approximately $617,000 lower than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted net income per share for the three months ended March 31, 2006 would have been $0.05, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted net income per share of $0.03. Compensation cost capitalized as part of software development costs capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP No. 98-1”) for the three months ended March 31, 2006 was approximately $57,000. No income tax benefit was recognized in the Statement of Operations for share-based compensation arrangements since the Company currently recognizes a full valuation allowance against that benefit.
     Prior to the adoption of SFAS No. 123(R), if the Company had not recognized a full valuation allowance against its deferred tax asset, it would have presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.
     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

Three Months Ended
March 31, 2005
(in thousands, except per share data)
Net income as reported	$2,208
Adjustment to net income for:
Pro forma stock-based compensation expense	(560)

Pro forma net income	$1,648

Basic net income per share
As reported	$0.11
Pro forma	$0.09

Diluted net income per share
As reported	$0.10
Pro forma	$0.08
Share Option Plans
     During 1989, the Company adopted an Incentive Stock Option Plan (the “1989 Plan”), which has since been amended to allow the issuance of up to 2,316,730 shares of common stock. The option price under the 1989 Plan cannot be less than fair market value of the Company’s common stock on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally four years. Outstanding options expire after ten years.
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
     In May 2005, the stockholders approved the 2005 Restricted Stock and Option Plan (the “2005 Plan”), which permits the granting of restricted stock units and awards, stock appreciation rights, incentive stock options and nonstatutory stock options to employees, directors and consultants. The aggregate number of shares that can be granted under the 2005 Plan is 1.7 million. The vesting period of the options and restricted stock is determined by the Board of Directors and is generally three years. Outstanding options expire after seven years.

     The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended March 31,
	2006	2005
Dividend yield	—	—
Expected volatility	70%	81%
Risk-free interest rate	4.25%	4.00%
Expected life in years	5.2	5.0
     Dividend Yield. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
     Expected Volatility. Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility over the average expected term of the options granted.
     Risk-Free Interest Rate. This is the U.S. Treasury rate for the week of each option grant during the quarter having a term that most closely resembles the expected term of the option.
     Expected Life of Option Term. Expected life of option term is the period of time that the options granted are expected to remain unexercised. Options granted during the quarter have a maximum term of seven years. The Company used historical expected terms with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected life of the option term.
     Forfeiture Rate. Forfeiture rate is the estimated percentage of equity awards granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company estimates forfeiture rate based on past turnover data ranging anywhere from one to five years with further consideration given to the class of employees to whom the equity awards were granted.
     A summary of option activity under the 1989, 1999 and 2005 Plans as of March 31, 2006, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average Exercise	Remaining	Aggregate
	Shares	Price	Contract Term	Intrinsic Value
Outstanding at beginning of period	4,796	$6.04
Granted	72	$11.06
Exercised	(206)	$6.66
Forfeited or expired	(117)	$10.08

Outstanding at end of period	4,545	$5.99	4.54	$14,297

Vested or expected to vest at end of period	4,411	$5.93	4.49	$13,599
Exercisable at end of period	3,229	$5.91	4.03	$8,718
     The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $6.84 and $5.89, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $0.9 and $0.4 million, respectively. As of March 31, 2006, there was $3.9 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.
     A summary of the status of the Company’s nonvested shares as of March 31, 2006, and changes during the three months ended then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Nonvested at beginning of period	—	$—
Granted	60	$11.05
Vested	—	$—
Forfeited	—	$—

Nonvested at end of period	60	$11.05

     The fair value of nonvested shares is determined based on the opening trading price of the Company’s shares on the grant date. The weighted-average grant-date fair value of shares granted during the three months ended March 31, 2006 was $11.05. As of March 31, 2006, there was $0.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years. No shares vested during the three months ended March 31, 2006.
     During the three months ended March 31, 2006, the Company cancelled the contractual life of 12,500 fully vested options and 49,500 nonvested options held by three employees and made a concurrent grant of 5,283 options and 9,387 nonvested shares to those three employees. As a result of the modification and pursuant to SFAS No. 123(R), the Company measured the total compensation cost related to the replacement awards as of the date of cancellation, equal to the portion of the grant-date fair value of the original award for which the requisite service period is expected to be rendered at that date plus the incremental cost resulting from the cancellation and replacement of the award. The total incremental cost was $28,000.
     Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 and 2005 was $1.4 and $0.8 million, respectively. There was no tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements since the Company currently recognizes a full valuation allowance against that benefit.

Performance Share Plan
     In May 2005, the stockholders approved the 2005 Restricted Stock and Option Plan (the “Performance Plan”), which permits the granting of performance-based restricted stock units and awards, stock appreciation rights, incentive stock options and nonstatutory stock options to employees, directors and consultants. The aggregate number of shares that can be granted under the 2005 Plan is 1.7 million. Under the Company’s Performance Plan, the Company grants selected executives and other key employees nonvested shares whose vesting is contingent upon meeting revenue and earnings performance goals. Nonvested performance shares under the Performance Plan contingently vest at the end of three years, depending on the nature of the performance goal.
     The fair value of each nonvested performance share is determined based on the opening trading price of the Company’s shares on the grant date. A summary of the activity under the Performance Plan as of March 31, 2006, and changes during the three months then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Nonvested at beginning of period	—	$—
Granted	64	$11.05
Vested	—	$—
Forfeited	—	$—

Nonvested at end of period	64	$11.05

     As of March 31, 2006, there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Performance Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years.
5. MAJOR CUSTOMER
     One of the Company’s card segment clients, Sears, accounted for approximately $1.0 million, or 7% of the Company’s revenues, for the three months ended March 31, 2005. During 2004, Citigroup acquired the Sears credit card portfolio and converted the Sears customers to the Citigroup platform in the second quarter of 2005. The Company anticipated the loss of Sears as part of its acquisition of Incurrent Solutions, Inc. (“Incurrent”).
6. INCOME TAXES
     The income tax provision used in the first quarter of 2006 reflects a 45.0% effective annual tax rate, which takes into consideration all projected permanent differences. This rate is higher than the Company’s long-term expected effective tax rate of 38.0% primarily because of the transition impact of adopting SFAS No. 123(R). Prior to December 31, 2005, the Company maintained a full valuation allowance on the deferred tax assets primarily resulting from its net operating loss carryforwards, since the likelihood of the realization of these assets had not become “more likely than not” as of those balance sheet dates. At December 31, 2005, the Company determined that its recent experience generating taxable income balanced against its history of losses, along with its projection of future taxable income, constituted significant positive evidence for partial realization of the deferred tax asset and, therefore, partial release of the valuation allowance against these assets. Therefore, in accordance with SFAS No. 109, Accounting for Income Taxes, the Company did not report on a fully taxed basis in the first quarter of 2005; however, the Company now reports on a fully taxed basis for GAAP even though it is still utilizing its net operating loss carryforwards for taxes and therefore, no cash payments are being made for taxes.
7. NET INCOME PER SHARE
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2006	2005
(in thousands, except per share data)
Net income	$757	$2,208
Weighted average shares outstanding used in calculation of net income per share:
Basic	25,303	19,358
Dilutive warrants	—	89
Dilutive stock options	2,144	2,158

Diluted	27,447	21,605

Net income per share:
Basic	$0.03	$0.11
Diluted	$0.03	$0.10
8. COMPONENTS OF COMPREHENSIVE INCOME
     SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive income or loss be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet. The Company’s net income represents total comprehensive net income for the three months ended March 31, 2006 and 2005.

9. SUBSEQUENT EVENT
     On May 5, 2006, the Company and its wholly-owned subsidiary, Online Resources Acquisition Co., entered into an Agreement and Plan of Merger (“Merger Agreement”) with Princeton Ecom Corporation (“Princeton”) pursuant to which the Company agreed to acquire Princeton in an all cash merger for a minimum of $180 million and a maximum of $190 million. Closing of the Merger Agreement is expected to occur by July 15, 2006 and is subject to approval under the Hart Scott Rodino Antitrust Improvements Act of 1976.
     The Company has obtained a commitment from Tennenbaum Capital Partners, LLC (“Tennenbaum”) to fund its acquisition of Princeton. Under this commitment, the Company will issue to Tennenbaum and/or its affiliates $85 million of senior secured notes and $75 million of convertible preferred stock.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS.
CAUTIONARY NOTE
     The following management’s discussion and analysis should be read in conjunction with the accompanying Consolidated Condensed Unaudited Financial Statements and Notes thereto. This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to:
▪	Any statements in this document that are not statements of historical fact may be considered forward-looking;

▪	Statements regarding trends in our revenues, expense levels, and liquidity and capital resources;

▪	Statements about the sufficiency of the proceeds from the sale of securities and cash balances to meet currently planned working capital and capital expenditure requirements for at least the next twelve months; and

▪	Other statements identified or qualified by words such as “likely”, “will”, “suggest”, “may”, “would”, “could”, “should”, “expects”, “anticipates”, “estimates”, “plans”, “projects”, “believes”, “seeks”, “intends” and other similar words that signify forward-looking statements.
     These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006. These risks include, among others, the following:
▪	our history of prior losses and lack of certainty as to our continuing profitability;

▪	possible fluctuations of our quarterly financial results;

▪	our failure to retain or increase our end-users;

▪	our dependence on the marketing efforts of third parties;

▪	our dependence on our clients to market our services;

▪	the possibility that we may not be able to expand to meet increased demand for our services and related products;

▪	the potential adverse impact that a loss of a material client may have on our financial results;

▪	our inability to attract and retain qualified management and technical personnel and our dependence on our executive officers and key employees;

▪	possible security breaches or system failures disrupting our business and the liability associated with these disruptions;

▪	the failure to properly develop, market or sell new products;

▪	reduction or elimination of the fees we charge for some services due to the consumer demand for low-cost or free online financial services;

▪	the potential impact of the consolidation of the banking and financial services industry;

▪	interference with our business from the adoption of government regulations;

▪	our need to maintain satisfactory ratings from federal depository institution regulators;

▪	the potential of litigation;

▪	our volatile stock price; and

▪	the trading of a substantial number of shares adversely impacting the price of our shares.

OVERVIEW
     We provide Internet technology services consisting of account presentation, payment, relationship management and professional services to financial services providers nationwide. We offer services, branded in the clients’ name, that integrate seamlessly into a single-vendor, end-to-end solution, supported by 24x7 customer care, targeted consumer marketing, training and other network and technical professional products and services. We currently operate in two business segments — banking and card. The operating results of the business segments exclude general corporate overhead expenses and intangible asset amortization.
     Registered end-users using account presentation, bill payment or both, are the major drivers of our revenues. Since March 31, 2005, the number of users using our account presentation services increased 35%, and the number of users using our payment services increased 29%, for an overall 34% increase in users.

	Period Ended March 31,		Increase/(Decrease)
	2006	2005	Change	%
Account presentation users (000s):
Banking segment	716	501	215	43%
Card segment	2,946	2,213	733	33%
Enterprise	3,662	2,714	948	35%

Payment services users (000s):
Banking segment	1,072	828	244	29%

Total users (000s):
Banking segment	1,631	1,195	436	36%
Card segment	2,946	2,213	733	33%
Enterprise	4,577	3,408	1,169	34%
     We have long-term service contracts with most of our financial services provider clients. The majority of our revenues are recurring, though these contracts also provide for implementation, set-up and other non-recurring fees. Account presentation services revenues are based on either a monthly license fee, allowing our financial institution clients to register an unlimited number of customers, or a monthly fee for each registered customer. Payment services revenues are based on either a monthly fee for each customer enrolled, a fee per executed transaction, or a combination of both. Our clients pay nearly all of our fees and then determine if or how they want to pass these costs on to their users. They typically provide account presentation services to users free of charge, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products. As of March 31, 2006 approximately 38% of our clients were charging their users for providing payment services.
     As a network-based service provider, we have made substantial up-front investments in infrastructure, particularly for our proprietary systems. While we continue to incur ongoing development and maintenance costs, we believe the infrastructure we have built provides us with significant operating leverage. In 2003 we began an effort to upgrade and rewrite certain of our applications infrastructure that will continue until the end of 2006. We expect that this effort will require incremental capital expenditures, primarily for additional development labor, of between $3.0 million and $5.0 million over that period.
     We continue to automate processes and develop applications that allow us to make only small increases in labor and other operating costs relative to increases in customers and transactions. We believe our financial and operating performance will be based primarily on our ability to leverage additional end-users and transactions over this relatively fixed cost base.

Results of Operations
     The following table presents the summarized results of operations for our two reportable segments, banking and card (unallocated expenses are comprised of general corporate overhead and intangible asset amortization):

	Three Months Ended March 31,
	2006		2005
	Dollars (000s)%		Dollars (000s)%
Revenues:
Banking	$14,697	88%	$12,556	83%
Card	2,020	12%	2,556	17%

Total	$16,717	100%	$15,112	100%

	Dollars (000s)	Margin	Dollars (000s)	Margin
Gross profit:
Banking	$8,492	58%	$7,398	59%
Card	655	32%	1,529	60%
Unallocated	(91)		(50)

Total	$9,056	54%	$8,877	59%

	Dollars (000s)%		Dollars (000s)%
Operating expenses:
Banking	$5,223	63%	$4,152	63%
Card	863	10%	823	12%
Unallocated	2,190	26%	1,659	25%

Total	$8,276	100%	$6,634	100%

	Dollars (000s)	Margin	Dollars (000s)	Margin
Income from operations:
Banking	$3,269	22%	$3,246	26%
Card	(208)	-10%	706	28%
Unallocated	(2,281)		(1,709)

Total	$780	5%	$2,243	15%

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005
Revenues
     We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues increased $1.6 million, or 11%, to $16.7 million for the three months ended March 31, 2006, from $15.1 million for the same period of 2005. This increase was attributable to a 17% increase in banking segment revenues offset by a 21% decrease in card segment revenues due to the loss of Sears in May 2005.

	Three Months Ended March 31,		Change
	2006	2005	Difference	%
Revenues (in millions):
Account presentation services	$1.9	$2.8	$(0.9)	-32%
Payment services	10.4	8.4	2.0	23%
Relationship management services	2.1	2.1	—	3%
Professional services and other	2.3	1.8	0.5	28%

Total revenues	$16.7	$15.1	$1.6	11%

Payment metrics:
Payment services clients	805	740	65	9%
Payment transactions (000s)	13,863	10,917	2,946	27%

Adoption rates:
Account presentation services — Banking (1)	31.9%	27.6%	4.3%	16%
Account presentation services — Card (1)	17.9%	15.7%	2.2%	14%
Payment services (2)	10.3%	9.0%	1.3%	14%

Notes:

(1)	Represents the percentage of users subscribing to our account presentation services out of the total number of potential users enabled for account presentation services.

(2)	Represents the percentage of users subscribing to our payment services out of the total number of potential users enabled for payment services.
     Account Presentation Services. Both the banking and card segments contribute to account presentation services revenues, which decreased $0.9 million to $1.9 million. The loss of three of our largest clients, who were acquired by other financial institutions and subsequently migrated off our platform in the first half of 2005, is the reason for the decrease, with account presentation services revenue generated by the remaining client base increasing by 5% compared to 2005. The low rate of growth is the result of our decision to fix price the account presentation service to our banking segment clients in an effort to drive adoption of those services. This allows our financial services provider clients to register an unlimited number of account presentation services users (as evidenced by the 16% increase in banking account presentation services adoption since March 31, 2005) to whom we can then attempt to up-sell our higher margin bill pay products and other services.
     Payment Services. Primarily composed of revenues from the banking segment, payment services revenues increased to $10.4 million for the three months ended March 31, 2006 from $8.4 million in the prior year. This was driven by a 29% increase in the number of period-end payment services users and a 27% increase in the number of payment transactions processed during the period. The increases in period-end payment services users and the number of payment transactions processed were driven by two factors: an increase in financial services provider clients using our payment services and an increase in payment services adoption by our payment services clients’ end-users. Compared to March 31, 2005, the number of financial services provider clients using our payment services increased from 740 to 805. Additionally, we increased the adoption rate of our payment services from 9.0% at March 31, 2005 to 10.3% at March 31, 2006.
     Relationship Management Services. Consisting entirely of revenues from the banking segment, relationship management services revenues remained constant at $2.1 million. This is the result of the loss of two of our largest banking clients, who were acquired by other financial institutions and subsequently migrated off our platform in the first half of 2005, offset by additional relationship management services revenues attributable to an increase of 36% in the number of period-end banking segment end-users utilizing either account presentation or payment services compared to 2005. We expect relationship management services revenues growth to be relatively constant as more of our financial services provider clients move to a monthly license fee pricing model similar to the one we use for account presentation services.
     Professional Services and Other. Both the banking and card segments contribute to professional services and other revenues, which increased $0.5 million from $1.8 million in 2005 to $2.3 million in 2006. The increase was the result of the inclusion of the new custom solutions group (formerly Integrated Data Systems, Inc. (“IDS”), which was acquired in June 2005, and which now operates as part of the banking segment) in 2006.

Costs and Expenses

	Three Months Ended March 31,		Change
	2006(1)	2005(1)	Difference(1)%
Revenues	$16.7	$15.1	$1.6	11%
Costs of revenues	7.6	6.2	1.4	23%

Gross profit	9.1	8.9	0.2	2%
Gross margin	54%	59%	-5%	-8%
Operating expenses
General and administrative	4.4	3.4	1.0	32%
Sales and marketing	2.8	2.1	0.7	26%
Systems and development	1.1	1.1	—	2%

Total operating expenses	8.3	6.6	1.7	25%

Income from operations	0.8	2.3	(1.5)	-65%
Other income, net	0.6	—	0.6	2288%

Income before tax provision	1.4	2.3	(0.9)	-39%
Income tax provision	0.6	0.1	0.5	933%

Net income	$0.8	$2.2	$(1.4)	-66%

Net income per share:
Basic	$0.03	$0.11	$(0.08)	-73%
Diluted	$0.03	$0.10	$(0.07)	-70%

Shares used in calculation of net income per share:
Basic	25.3	19.4	5.9	31%
Diluted	27.4	21.6	5.8	27%

Notes:

(1)	In millions except for net income per share.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $1.4 million to $7.6 million for the three months ended March 31, 2006, from $6.2 million for the same period in 2005. In addition to the inclusion of costs associated with the addition of the custom solutions group to the banking segment, the increase related to headcount increases in professional services, increases in volume-related payment processing and systems operations costs, increased amortization of software development costs capitalized in accordance with SOP No. 98-1 and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.
     Gross Profit. Gross profit increased $0.2 million for the three months ended March 31, 2006 to $9.1 million, and gross margin decreased from 59% in 2005 to 54% in 2006. The reasons for the decrease in gross margin and the lack of growth in gross profit is the loss of three of our largest clients, who were acquired by other financial institutions and subsequently migrated off our platform in the first half of 2005, the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006, and an increase in the amortization of software development costs. We expect gross margin to return to pre-2006 levels in the near future.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $1.0 million, or 32%, to $4.4 million for the three months ended March 31, 2006, from $3.4 million in the same period of 2005. The increase related to the addition the new custom solutions group to the banking segment, increased depreciation expense, increased rent expense, and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.
     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, corporate marketing costs and other costs incurred in marketing our services and products. Sales and marketing expenses increased $0.7 million, or 26%, to $2.8 million for the three months ended March 31, 2006, from $2.1 million in 2005. The increase related to the addition to the costs related to the addition of the new custom solutions group to the banking segment, the increase was the result of increased salary and benefits costs as a result of the expansion of our sales, client services and product groups, increased remuneration expenses to our reseller partners owing to higher user and transaction volumes in 2006 and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.
     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses remained flat for the three months ended March 31, 2006. Even though systems and development costs remained constant relative to the corresponding period of 2005, this was the result of an increase in the amount of costs capitalized in accordance with SOP No. 98-1. We capitalized $1.4 million of development costs associated with software developed or obtained for internal use during the three months ended March 31, 2006, compared to $0.8 million in 2005.
     Income from Operations. Income from operations decreased $1.5 million, or 65%, to $0.8 million for the three months ended March 31, 2006. The decrease was due to the loss of three of our largest clients, who were acquired by other financial institutions and subsequently migrated off our platform in the first half of 2005, and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.

     Other Income, Net. Other income increased $0.6 million due to interest earned on the proceeds from the follow-on offering completed in April 2005.
     Income Tax Provision. Our provision for income taxes for the three months ended March 31, 2006 was $0.6 million compared to $0.1 million for the three months ended March 31, 2005. Prior to December 31, 2005, we maintained a full valuation allowance on the deferred tax asset resulting from our net operating loss carryforwards, since the likelihood of the realization of that asset had not become “more likely than not” as of those balance sheet dates prior to December 31, 2005. At December 31, 2005, we determined that our recent experience generating taxable income balanced against our history of losses, along with our projection of future taxable income, constituted significant positive evidence for partial realization of the deferred tax asset and, therefore, partial release of the valuation allowance against that asset. Therefore, in accordance with SFAS No. 109, Accounting for Income Taxes, we now report on a fully taxed basis even though we are still utilizing our net operating loss carryforwards and are not paying taxes.
     Net Income. Net income was $0.8 million for the three months ended March 31, 2006, compared to $2.2 million for the same period of 2005. Basic net income per share was $0.03 and $0.11 for the three months ended March 31, 2006 and 2005, respectively. Diluted net income per share was $0.03 and $0.10 for the three months ended March 31, 2006 and 2005. Basic and diluted shares outstanding increased by 31% and 27%, respectively, compared to 2005 as a result of shares issued as part of the follow-on offering in April 2005 and shares issued in connection to the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan. Diluted shares outstanding also increased as a result of the impact of our rising share price on the fully diluted share calculation.
LIQUIDITY AND CAPITAL RESOURCES
     Since inception, we have primarily financed our operations through private placements and public offerings of our common and preferred stock and the issuance of debt, although we currently have no debt. We have also entered into various capital lease-financing agreements. Cash and cash equivalents were $56.1 and $55.9 million as of March 31, 2006 and December 31, 2005, respectively. The $0.2 million increase in cash and cash equivalents results from $1.8 and $1.4 million in cash provided by operating and financing activities, respectively, partially offset by $3.0 million in capital expenditures.
     Net cash provided by operating activities was $1.8 million for the three months ended March 31, 2006, of which, approximately 90% was recurring in nature. This represented a $1.7 million decrease in cash provided by operating activities compared to the prior period, which was the result of a $1.7 million lease incentive payment that was received in the first quarter of 2005.
     Net cash used in investing activities for the three months ended March 31, 2006 was $3.0 million, which was the result of $1.6 million in purchases of property and equipment and $1.4 in capitalized software development costs. We expect the amount of purchases of property and equipment to be materially lower in future periods, as there were a couple of large, one-time purchases of property and equipment for the three months ended March 31, 2006.
     Net cash provided by financing activities was $1.4 million for the three months ended March 31, 2006, which was the result of the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan.
     Our material commitments under operating and capital leases and purchase obligations are as follows (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
Capital lease obligations	$1	$1	$—	$—	$—	$—	$—
Operating leases	18,570	2,086	2,254	2,018	2,072	2,127	8,013
Purchase obligations	937	510	427	—	—	—	—

Total obligations	$19,508	$2,597	$2,681	$2,018	$2,072	$2,127	$8,013

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We are not a party to any pending material litigation nor are we aware of any pending or threatened litigation that would have a material adverse effect on us, our business or results of operation.
ITEM 1A. RISK FACTORS.
     There has been no material changes to risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.
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

ONLINE RESOURCES CORPORATION

Date: May 10, 2006	By: /s/ Matthew P. Lawlor

Matthew P. Lawlor
Chairman and Chief Executive Officer
(Principal Executive Officer)

ONLINE RESOURCES CORPORATION

Date: May 10, 2006	By: /s/ Catherine A. Graham

Catherine A. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)