Form 10-Q
period 2006-06-30
ONLINE RESOURCES CORP
filed 2006-08-09
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
     As of August 4, 2006 there were 25,610,305 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ONLINE RESOURCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,130	$55,864
Restricted cash	1,627	2,220
Accounts receivable	9,995	7,262
Deferred implementation costs	854	609
Deferred tax asset, current portion	557	2,030
Prepaid expenses and other current assets	1,553	1,034

Total current assets	72,716	69,019
Property and equipment, net	17,256	15,242
Deferred tax asset, less current portion	11,635	11,635
Deferred implementation costs, less current portion	580	521
Goodwill	16,290	16,322
Intangible assets	2,054	2,330
Other assets	595	527

Total assets	$121,126	$115,596

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$615	$1,134
Accrued expenses and other current liabilities	1,338	1,324
Accrued compensation	1,725	2,065
Deferred revenues, current portion	3,035	2,638
Deferred rent obligations, current portion	172	162
Capital lease obligations	—	8

Total current liabilities	6,885	7,331
Deferred revenues, less current portion	1,824	1,213
Deferred rent obligations, less current portion	1,825	1,796
Other long term liabilities	1,627	2,220

Total liabilities	12,161	12,560
Commitments and contingencies
Series A redeemable convertible preferred stock, $0.01 par value; 75,000 shares authorized and none issued and outstanding	—	—
Stockholders’ equity
Series B junior participating preferred stock, $0.01 par value; 297,500 shares authorized and none issued and outstanding	—	—
Common stock, $0.0001 par value; 70,000,000 shares authorized; 25,665,584 issued and 25,590,059 outstanding at June 30, 2006; 25,288,886 issued and 25,213,361 outstanding at December 31, 2005	3	3
Additional paid-in capital	164,024	160,249
Accumulated deficit	(54,834)	(56,988)
Treasury stock, 75,525 shares	(228)	(228)

Total stockholders’ equity	108,965	103,036

Total liabilities and stockholders’ equity	$121,126	$115,596

See accompanying notes to consolidated condensed unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Account presentation services	$1,956	$2,198	$3,884	$5,025
Payment services	10,849	8,695	21,244	17,138
Relationship management services	2,058	1,912	4,155	3,957
Professional services and other	2,496	1,524	4,793	3,321

Total revenues	17,359	14,329	34,076	29,441
Costs and expenses:
Service costs	5,953	5,395	11,929	10,713
Implementation and other costs	1,638	1,068	3,324	1,986

Costs of revenues	7,591	6,463	15,253	12,699

Gross profit	9,768	7,866	18,823	16,742
General and administrative	4,284	3,506	8,708	6,869
Sales and marketing	2,850	2,109	5,558	4,254
Systems and development	1,064	869	2,207	1,994

Total expenses	8,198	6,484	16,473	13,117

Income from operations	1,570	1,382	2,350	3,625
Other income (expense):
Interest income	682	322	1,280	350
Interest expense	—	(5)	(1)	(9)

Total other income	682	317	1,279	341

Income before income tax provision	2,252	1,699	3,629	3,966
Income tax provision	855	135	1,475	195

Net income	$1,397	$1,564	$2,154	$3,771

Net income per share:
Basic	$0.05	$0.06	$0.08	$0.17
Diluted	$0.05	$0.06	$0.08	$0.16

Shares used in calculation of net income per share:
Basic	25,523	24,155	25,410	21,770
Diluted	27,527	26,509	27,553	24,124
See accompanying notes to consolidated condensed unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Operating activities
Net income	$2,154	$3,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,657	2,796
Equity compensation expense	1,232	—
Loss on disposal of assets	—	104
Deferred tax asset	1,473	—
Other	—	1
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	593	(501)
Accounts receivable	(2,733)	1,164
Deferred implementation costs	(304)	(161)
Prepaid expenses and other current assets	(519)	1,717
Other assets	(68)	(149)
Accounts payable	(519)	(720)
Accrued expenses and other current liabilities	46	265
Accrued compensation	(340)	(7)
Deferred revenues	1,008	(44)
Deferred rent obligations	39	204
Other long term liabilities	(593)	(94)

Net cash provided by operating activities	5,126	8,346
Investing activities
Purchases of property and equipment	(5,395)	(3,119)
Purchases of available-for-sale securities	—	(3,100)
Sales of available-for-sale securities	—	1,300
Acquisition of Integrated Data Systems, Inc. (“IDS”), net of cash acquired	—	(3,317)

Net cash used in investing activities	(5,395)	(8,236)
Financing activities
Net proceeds from issuance of common stock (non-secondary related)	2,543	1,901
Net proceeds from issuance of common stock in secondary offering	—	40,298
Repayment of capital lease obligations	(8)	(7)

Net cash provided by financing activities	2,535	42,192

Net increase in cash and cash equivalents	2,266	42,302
Cash and cash equivalents at beginning of period	55,864	3,342

Cash and cash equivalents at end of period	$58,130	$45,644

Supplemental information to statement of cash flows:
Income taxes paid	$76	$155
Common stock issued in connection with IDS acquisition	—	2,000
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
INTERIM FINANCIAL INFORMATION
     The accompanying consolidated condensed unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated condensed unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated condensed unaudited financial statements should be read in conjunction with our consolidated audited financial statements for the year ended December 31, 2005 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 16, 2006. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
2. RECLASSIFICATION
     Certain amounts reported in prior periods have been reclassified to conform to the 2006 presentation.

3. REPORTABLE SEGMENTS
     The Company manages its business through two reportable segments: banking and card. Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates both reporting segments in one geographical area, the United States. The Company’s management assesses the performance of its assets in the aggregate, and accordingly, they are not presented on a segment basis. The operating results of the business segments exclude general corporate overhead expenses and intangible asset amortization.
     The results of operations from these reportable segments were as follows for the three and six months ended June 30, 2006 and 2005 (in thousands):

			Unallocated
	Banking	Card	Expenses (1)	Total
Three months ended June 30, 2006:
Revenues	$15,404	$1,955	$—	$17,359
Costs of revenues	6,208	1,292	91	7,591

Gross profit	9,196	663	(91)	9,768
Operating expenses	5,258	874	2,066	8,198

Income (loss) from operations	$3,938	$(211)	$(2,157)	$1,570

Three months ended June 30, 2005:
Revenues	$12,414	$1,915	$—	$14,329
Costs of revenues	5,303	1,110	50	6,463

Gross profit	7,111	805	(50)	7,866
Operating expenses	4,220	694	1,570	6,484

Income (loss) from operations	$2,891	$111	$(1,620)	$1,382

Six months ended June 30, 2006:
Revenues	$30,101	$3,975	$—	$34,076
Costs of revenues	12,414	2,657	182	15,253

Gross profit	17,687	1,318	(182)	18,823
Operating expenses	10,481	1,737	4,255	16,473

Income (loss) from operations	$7,206	$(419)	$(4,437)	$2,350

Six months ended June 30, 2005:
Revenues	$24,970	$4,471	$—	$29,441
Costs of revenues	10,461	2,138	100	12,699

Gross profit	14,509	2,333	(100)	16,742
Operating expenses	8,371	1,516	3,230	13,117

Income (loss) from operations	$6,138	$817	$(3,330)	$3,625

(1)	Unallocated expenses are comprised of general corporate overhead expenses and intangible asset amortization that are not included in the measure of segment profit or loss used internally to evaluate the segments.
4. STOCK BASED COMPENSATION
     At June 30, 2006, the Company had three stock-based employee compensation plans, which are described more fully below. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as permitted by Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No stock-based employee compensation cost was recognized in the Statement of Operations for the three and six months ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. Under that transition method, compensation cost recognized in the three and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes for the three and six months ended June 30, 2006 is approximately $0.6 and $1.2 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted net income per share for the three months ended June 30, 2006 would have been $0.08 and $0.07, respectively, compared to reported basic and diluted net income per share of $0.05. Basic and diluted net income per share for the for the six months ended June 30, 2006 would have been $0.13 and $0.12, respectively, compared to reported basic and diluted net income per share of $0.08. Compensation cost capitalized as part of software development costs capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP No. 98-1”) for the three and six months ended June 30, 2006 was approximately $54,000 and $111,000, respectively, and no income tax benefit was recognized in the Statement of Operations for share-based compensation arrangements since the Company currently recognizes a full valuation allowance against that benefit.
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
     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months Ended	Six Months Ended
(in thousands, except per share data)	June 30, 2005	June 30, 2005
Net income as reported	$1,564	$3,771
Adjustment to net income for:
Pro forma stock-based compensation expense	(314)	(862)

Pro forma net income	$1,250	$2,909

Basic net income per share
As reported	$0.06	$0.17
Pro forma	$0.05	$0.13

Diluted net income per share
As reported	$0.06	$0.16
Pro forma	$0.05	$0.12
Share Option Plans
     During 1989, the Company adopted an Incentive Stock Option Plan (the “1989 Plan”), which has since been amended to allow for the issuance of up to 2,316,730 shares of common stock. The option price under the 1989 Plan cannot be less than fair market value of the Company’s common stock on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally four years. Outstanding options expire after ten years.
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
     In May 2005, the stockholders approved the 2005 Restricted Stock and Option Plan (the “2005 Plan”), which permits the granting of restricted stock units and awards, stock appreciation rights, incentive stock options and non-statutory stock options to employees, directors and consultants. The aggregate number of shares that can be granted under the 2005 Plan is 1.7 million. The vesting period of the options and restricted stock is determined by the Board of Directors and is generally three years. Outstanding options expire after seven years.
     The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	—	—	—	—
Expected volatility	75%	75%	71%	76%
Risk-free interest rate	4.87%	3.63%	4.37%	3.70%
Expected life in years	6.4	5.1	5.4	5.1
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
     A summary of option activity under the 1989, 1999 and 2005 Plans as of June 30, 2006, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contract Term	Intrinsic Value
Outstanding at January 1, 2006	4,796	$6.04
Granted	89	$11.47
Exercised	(362)	$6.77
Forfeited or expired	(369)	$12.46

Outstanding at June 30, 2006	4,154	$5.52	4.66	$13,120

Vested or expected to vest at June 30, 2006	4,022	$5.46	4.63	$12,489
Exercisable at June 30, 2006	2,984	$5.20	4.22	$8,226
     The weighted-average grant-date fair value of options granted during the three months ended June 30, 2006 and 2005 was $9.35 and $6.56, respectively, and $7.31 and $6.38 for the six months ended June 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $0.8 and $0.5 million, respectively, and $1.7 and $0.9 million for the six months ended June 20, 2006 and 2005, respectively. As of June 30, 2006, there was $3.6 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. That cost is expected to be recognized over a weighted average period of 2.6 years.
     A summary of the status of the Company’s non-vested restricted shares issued as of June 30, 2006, and changes in the period then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Non-vested at January 1, 2006	—	$—
Granted	62	$11.10
Vested	—	$—
Forfeited	—	$—

Non-vested at June 30, 2006	62	$11.10

     The fair value of non-vested restricted shares is determined based on the opening trading price of the Company’s shares on the grant date. The weighted-average grant-date fair value of shares granted during the three and six months ended June 30, 2006 was $13.00 and $11.10, respectively. As of June 30, 2006, there was $0.6 million of total unrecognized compensation cost related to non-vested restricted share-based compensation arrangements under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 2.5 years. No restricted shares vested during the three and six months ended June 30, 2006.
     During the six months ended June 30, 2006, the Company cancelled the contractual life of 12,500 fully vested options and 49,500 vested options held by three employees and made a concurrent grant of 5,283 options and 9,387 non-vested shares to those three employees. As a result of the modification and pursuant to SFAS No. 123(R), the Company measured the total compensation cost related to the replacement awards as of the date of cancellation, equal to the portion of the grant-date fair value of the original award for which the requisite service period is expected to be rendered at that date plus the incremental cost resulting from the cancellation and replacement of the award. The total incremental cost was $28,000.
     Cash received from option exercises under all share-based payment arrangements for the three months ended June 30, 2006 and 2005 was $1.1 and $1.0 million, respectively, and $2.4 and $1.8 million for the six months ended June 30, 2006 and 2005, respectively. There was no tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements since the Company currently recognizes a full valuation allowance against that benefit.
Performance Share Plan
     In May 2005, the stockholders approved the 2005 Restricted Stock and Option Plan (the “Performance Plan”), which permit the granting of performance-based restricted stock units and awards, stock appreciation rights, incentive stock options and non-statutory stock options to employees, directors and consultants. The aggregate number of shares that can be granted under the 2005 Plan is 1.7 million. Under the Company’s Performance Plan, the Company grants selected executives and other key employees non-vested shares whose vesting is contingent upon meeting revenue and earnings performance goals. Non-vested performance shares under the Performance Plan contingently vest at the end of three years, depending on the nature of the performance goal.

     The fair value of each non-vested restricted performance share is determined based on the opening trading price of the Company’s shares on the grant date. A summary of the activity under the Performance Plan as of June 30, 2006, and changes during the period then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-Average
		Grant-Date Fair
	Shares	Value
Non-vested at January 1, 2006	—	$—
Granted	64	$11.05
Vested	—	$—
Forfeited	—	$—

Non-vested at June 30, 2006	64	$11.05

     As of June 30, 2006, there was $0.4 million of total unrecognized compensation cost related to non-vested restricted share-based compensation arrangements granted under the Performance Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.
5. INCOME TAXES
     The income tax provision used in the second quarter of 2006 reflects a 40.6% effective annual tax rate, which takes into consideration all projected permanent differences. This rate is higher than the Company’s long-term expected effective tax rate of 38.0% primarily because of the transition impact of adopting SFAS No. 123(R). Prior to December 31, 2005, the Company maintained a full valuation allowance on the deferred tax assets primarily resulting from its net operating loss carry-forwards, since the likelihood of the realization of these assets had not become “more likely than not” as of those balance sheet dates. At December 31, 2005, the Company determined that its recent experience generating taxable income balanced against its history of losses, along with its projection of future taxable income, constituted significant positive evidence for partial realization of the deferred tax asset and, therefore, partial release of the valuation allowance against these assets. Therefore, in accordance with SFAS No. 109, Accounting for Income Taxes, the Company did not report on a fully taxed basis in the second quarter of 2005; however, the Company now reports on a fully taxed basis for GAAP even though it is still utilizing its net operating loss carry-forwards for taxes and therefore, no cash payments are being made for taxes.
6. NET INCOME PER SHARE
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2006	2005	2006	2005
Net income	$1,397	$1,564	$2,154	$3,771
Weighted average shares outstanding used in calculation of net income per share:
Basic	25,523	24,155	25,410	21,770
Dilutive stock options	2,004	2,354	2,143	2,354

Diluted	27,527	26,509	27,553	24,124

Net income per share:
Basic	$0.05	$0.06	$0.08	$0.17
Diluted	$0.05	$0.06	$0.08	$0.16
7. COMPONENTS OF COMPREHENSIVE INCOME
     SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive income or loss be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet. The Company’s net income represents total comprehensive net income for the three and six months ended June 30, 2006 and 2005.
8. SUBSEQUENT EVENT
     On July 3, 2006, the Company completed the acquisition of Princeton eCom Corporation (“Princeton”) for $180 million. The Company financed the acquisition and related transaction costs by issuing $85 million of senior secured notes and $75 million of redeemable convertible preferred stock, which was authorized on June 30, 2006, in addition to using approximately $30 million of its own cash. The senior secured notes are due June 26, 2011, and interest is payable quarterly at a rate of one-month LIBOR plus 7.0% per annum. An amount equal to 8% per annum of the original purchase price of the redeemable convertible preferred stock accrues quarterly as an increase to the stockholders’ liquidation preference, and the redeemable convertible preferred stock is redeemable after July 3, 2013.

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
     Registered end-users using account presentation, bill payment or both, are the major drivers of our revenues. Since June 30, 2005, the number of users using our account presentation services increased 35%, and the number of users using our payment services increased 29%, for an overall 34% increase in users.

	Period Ended June 30,		Increase/(Decrease)
	2006	2005	Change	%
Account presentation users (000s):
Banking segment	775	511	264	52%
Card segment	3,160	2,405	755	31%
Enterprise	3,935	2,916	1,019	35%

Payment services users (000s):
Banking segment	1,105	858	247	29%

Total users (000s):
Banking segment	1,718	1,243	475	38%
Card segment	3,160	2,405	755	31%
Enterprise	4,878	3,648	1,230	34%
     We have long-term service contracts with most of our financial services provider clients. The majority of our revenues are recurring, though these contracts also provide for implementation, set-up and other non-recurring fees. Account presentation services revenues are based on either a monthly license fee, allowing our financial institution clients to register an unlimited number of customers, or a monthly fee for each registered customer. Payment services revenues are based on either a monthly fee for each customer enrolled, a fee per executed transaction, or a combination of both. Our clients pay nearly all of our fees and then determine if or how they want to pass these costs on to their users. They typically provide account presentation services to users free of charge, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products. As of June 30, 2006 approximately 33% of our clients were charging their users for providing payment services.
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

Results of Operations
     The following table presents the summarized results of operations for our two reportable segments, banking and card (unallocated expenses are comprised of general corporate overhead and intangible asset amortization):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Dollars (000s)%		Dollars (000s)%		Dollars (000s)%		Dollars (000s)%
Revenues:
Banking	$15,404	89%	$12,414	87%	$30,101	88%	$24,970	85%
Card	1,955	11%	1,915	13%	3,975	12%	4,471	15%

Total	$17,359	100%	$14,329	100%	$34,076	100%	$29,441	100%

	Dollars (000s)	Margin	Dollars (000s)	Margin	Dollars (000s)	Margin	Dollars (000s)	Margin
Gross profit:
Banking	$9,196	60%	$7,111	57%	$17,687	59%	$14,509	58%
Card	663	34%	805	42%	1,318	33%	2,333	52%
Unallocated	(91)		(50)		(182)		(100)

Total	$9,768	56%	$7,866	55%	$18,823	55%	$16,742	57%

	Dollars (000s)%		Dollars (000s)%		Dollars (000s)%		Dollars (000s)%
Operating expenses:
Banking	$5,258	64%	$4,220	65%	$10,481	64%	$8,371	64%
Card	874	11%	694	11%	1,737	11%	1,516	12%
Unallocated	2,066	25%	1,570	24%	4,255	25%	3,230	24%

Total	$8,198	100%	$6,484	100%	$16,473	100%	$13,117	100%

	Dollars (000s)	Margin	Dollars (000s)	Margin	Dollars (000s)	Margin	Dollars (000s)	Margin
Income from operations:
Banking	$3,938	26%	$2,891	23%	$7,206	24%	$6,138	25%
Card	(211)	-11%	111	6%	(419)	-11%	817	18%
Unallocated	(2,157)		(1,620)		(4,437)		(3,330)

Total	$1,570	9%	$1,382	10%	$2,350	7%	$3,625	12%

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005
Revenues
     We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues increased $3.1 million, or 21%, to $17.4 million for the three months ended June 30, 2006, from $14.3 million for the same period of 2005. This increase was attributable to 24% and 2% increases in banking and card segment revenues, respectively.

	Three Months Ended June 30,		Change
	2006	2005	Difference	%
Revenues (in millions):
Account presentation services	$2.0	$2.2	$(0.2)	-11%
Payment services	10.8	8.7	2.1	25%
Relationship management services	2.1	1.9	0.2	8%
Professional services and other	2.5	1.5	1.0	64%

Total revenues	$17.4	$14.3	$3.1	21%

Payment metrics:
Payment services clients	841	740	101	14%
Payment transactions (000s)	14,245	11,311	2,934	26%

Adoption rates:
Account presentation services — Banking (1)	34.6%	28.1%	6.5%	23%
Account presentation services — Card (1)	18.5%	16.0%	2.5%	16%
Payment services (2)	10.5%	9.5%	1.0%	11%

Notes:

(1)	Represents the percentage of users subscribing to our account presentation services out of the total number of potential users enabled for account presentation services.

(2)	Represents the percentage of users subscribing to our payment services out of the total number of potential users enabled for payment services.
     Account Presentation Services. Both the banking and card segments contribute to account presentation services revenues, which decreased $0.2 million to $2.0 million. The loss of two of our largest clients, who were acquired by other financial institutions and subsequently migrated off our platform in the second quarter of 2005, is the reason for the decrease, with account presentation services revenue generated by the remaining client base increasing by 5% compared to 2005. The low rate of growth is the result of our decision to fix price the account presentation service to our banking segment clients in an effort to drive adoption of those services. This allows our financial services provider clients to register an unlimited number of account presentation services users (as evidenced by the 23% increase in banking account presentation services adoption since June 30, 2005) to whom we can then attempt to up-sell our higher margin bill pay products and other services.
     Payment Services. Primarily composed of revenues from the banking segment, payment services revenues increased to $10.8 million for the three months ended June 30, 2006 from $8.7 million in the prior year. This was driven by a 29% increase in the number of period-end payment services users and a 26% increase in the number of payment transactions processed during the period. The increases in period-end payment services users and the number of payment transactions processed were driven by two factors: an increase in financial services provider clients using our payment services and an increase in payment services adoption by our payment services clients’ end-users. Compared to June 30, 2005, the number of financial services provider clients using our payment services increased from 740 to 841. Additionally, we increased the adoption rate of our payment services from 9.5% at June 30, 2005 to 10.5% at June 30, 2006.
     Relationship Management Services. Primarily composed of revenues from the banking segment, relationship management services revenues increased $0.2 million. This was the result of an increase of 38% in the number of period-end banking segment end-users utilizing either account presentation or payment services compared to 2005. We expect relationship management services revenues growth to be relatively constant as more of our financial services provider clients move to a monthly license fee pricing model similar to the one we use for account presentation services.
     Professional Services and Other. Both the banking and card segments contribute to professional services and other revenues, which increased $1.0 million from $1.5 million in 2005 to $2.5 million in 2006. The increase was partially the result of the inclusion of the new custom solutions group (formerly Integrated Data Systems, Inc. (“IDS”), which was acquired in June 2005, and which now operates as part of the banking segment) in 2006. It was also the result of increased professional services revenue generated by the card segment in 2006 compared to 2005.

Costs and Expenses

	Three Months Ended June 30,		Change
	2006(1)	2005(1)	Difference(1)%
Revenues	$17.4	$14.3	$3.1	21%
Costs of revenues	7.6	6.4	1.2	17%

Gross profit	9.8	7.9	1.9	24%
Gross margin	56%	55%	1%	2%
Operating expenses
General and administrative	4.3	3.5	0.8	22%
Sales and marketing	2.9	2.1	0.8	35%
Systems and development	1.0	0.9	0.1	22%

Total operating expenses	8.2	6.5	1.7	26%

Income from operations	1.6	1.4	0.2	14%
Other income, net	0.7	0.3	0.4	115%

Income before tax provision	2.3	1.7	0.6	33%
Income tax provision	0.9	0.1	0.8	533%

Net income	$1.4	$1.6	$(0.2)	-11%

Net income per share:
Basic	$0.05	$0.06	$(0.01)	-17%
Diluted	$0.05	$0.06	$(0.01)	-17%

Shares used in calculation of net income per share:
Basic	25.5	24.2	1.3	6%
Diluted	27.5	26.5	1.0	4%

Notes:

(1)	In millions except for net income per share.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $1.2 million to $7.6 million for the three months ended June 30, 2006, from $6.4 million for the same period in 2005. In addition to the inclusion of costs associated with the addition of the custom solutions group to the banking segment, the increase related to headcount increases in professional services, increases in volume-related payment processing and systems operations costs, increased amortization of software development costs capitalized in accordance with SOP No. 98-1 and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.
     Gross Profit. Gross profit increased $1.9 million for the three months ended June 30, 2006 to $9.8 million, and gross margin increased from 55% in 2005 to 56% in 2006. The improvement in gross margin is due to increased service fees leveraged over our relatively fixed cost of revenues.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $0.8 million, or 22%, to $4.3 million for the three months ended June 30, 2006, from $3.5 million in the same period of 2005. The increase related to the addition of the new custom solutions group to the banking segment, increased depreciation expense, increased audit fees and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.
     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, corporate marketing costs and other costs incurred in marketing our services and products. Sales and marketing expenses increased $0.8 million, or 35%, to $2.9 million for the three months ended June 30, 2006, from $2.1 million in 2005. The increase related to the addition of the new custom solutions group to the banking segment, increased salary and benefits costs as a result of the expansion of our sales, client services and product groups, increased remuneration expenses to our reseller partners owing to higher user and transaction volumes in 2006 and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.
     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased $0.1 million, or 22%, to $1.0 million for the three months ended June 30, 2006, from $0.9 million in 2005. This was the result of an increase in salaries and benefits due to increased headcount, partially offset by an increase in the amount of costs capitalized in accordance with SOP No. 98-1. We capitalized $1.5 million of development costs associated with software developed or obtained for internal use during the three months ended June 30, 2006, compared to $1.2 million in 2005.
     Income from Operations. Income from operations increased $0.2 million, or 14%, to $1.6 million for the three months ended June 30, 2006. The increase was due to an increase in service fee revenue over relatively fixed costs, partially offset by the introduction of the expensing of equity compensation in 2006 pursuant to SFAS No. 123(R), which we adopted January 1, 2006.

     Other Income, Net. Other income increased $0.4 million due to interest earned on the proceeds from the follow-on offering completed in April 2005.
     Income Tax Provision. Our provision for income taxes for the three months ended June 30, 2006 was $0.9 million compared to $0.1 million for the three months ended June 30, 2005. Prior to December 31, 2005, we maintained a full valuation allowance on the deferred tax asset resulting from our net operating loss carry-forwards, since the likelihood of the realization of that asset had not become “more likely than not” as of those balance sheet dates prior to December 31, 2005. At December 31, 2005, we determined that our recent experience generating taxable income balanced against our history of losses, along with our projection of future taxable income, constituted significant positive evidence for partial realization of the deferred tax asset and, therefore, partial release of the valuation allowance against that asset. Therefore, in accordance with SFAS No. 109, Accounting for Income Taxes, we now report on a fully taxed basis even though we are still utilizing our net operating loss carry-forwards and are not paying taxes.
     Net Income. Net income decreased $0.2 million, or 11%, for the three months ended June 30, 2006 compared to $1.6 million for the three months ended June 30, 2005. Basic net income per share also decreased slightly to $0.05 for the three months ended June 30, 2006, from $0.06 for the three months ended 2005. Diluted net income per share was $0.05 for the three months ended June 30, 2006 and $0.06 for the three months ended 2005. Basic and diluted shares outstanding increased by 6% and 4%, respectively, compared to 2005 as a result of shares issued as part of the follow-on offering in April 2005 and shares issued in connection to the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan. Diluted shares outstanding also increased as a result of the impact of our rising share price on the fully diluted share calculation.
SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005
Revenues
     We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues increased $4.7 million, or 16%, to $34.1 million for the six months ended June 30, 2006, from $29.4 million for the same period of 2005. This increase was attributable to a 21% increase in banking segment revenues offset by a 11% decrease in card segment revenues due to the loss of Sears in May 2005.

	Six Months Ended June 30,		Change
	2006	2005	Difference	%
Revenues (in millions):
Account presentation services	$3.9	$5.0	$(1.1)	-23%
Payment services	21.2	17.1	4.1	24%
Relationship management services	4.2	4.0	0.2	5%
Professional services and other	4.8	3.3	1.5	44%

Total revenues	$34.1	$29.4	$4.7	16%

Payment metrics:
Payment services clients	841	740	101	14%
Payment transactions (000s)	28,109	22,228	5,881	26%

Adoption rates:
Account presentation services — Banking (1)	34.6%	28.1%	6.5%	23%
Account presentation services — Card (1)	18.5%	16.0%	2.5%	16%
Payment services (2)	10.5%	9.5%	1.0%	11%

Notes:

(1)	Represents the percentage of users subscribing to our account presentation services out of the total number of potential users enabled for account presentation services.

(2)	Represents the percentage of users subscribing to our payment services out of the total number of potential users enabled for payment services.
     Account Presentation Services. Both the banking and card segments contribute to account presentation services revenues, which decreased $1.1 million to $3.9 million. The loss of three of our largest clients, who were acquired by other financial institutions and subsequently migrated off our platform in the second half of 2005, is the reason for the decrease, with account presentation services revenue generated by the remaining client base increasing by 3% compared to 2005. The low rate of growth is the result of our decision to fix price the account presentation service to our banking segment clients in an effort to drive adoption of those services. This allows our financial services provider clients to register an unlimited number of account presentation services users (as evidenced by the 23% increase in banking account presentation services adoption since June 30, 2005) to whom we can then attempt to up-sell our higher margin bill pay products and other services.
     Payment Services. Primarily composed of revenues from the banking segment, payment services revenues increased to $21.2 million for the six months ended June 30, 2006 from $17.1 million in the prior year. This was driven by a 29% increase in the number of period-end payment services users and a 26% increase in the number of payment transactions processed during the period. The increases in period-end payment services users and the number of payment transactions processed were driven by two factors: an increase in financial services provider clients using our payment services and an increase in payment services adoption by our payment services clients’ end-users. Compared to June 30, 2005, the number of financial services provider clients using our payment services increased from 740 to 841 Additionally, we increased the adoption rate of our payment services from 9.5% at June 30, 2005 to 10.5% at June 30, 2006.

     Relationship Management Services. Primarily composed of revenues from the banking segment, relationship management services revenues increased $0.2 million to $4.2 million compared to $4.0 in 2005. This is the result of an increase of 38% in the number of period-end banking segment end-users utilizing either account presentation or payment services compared to 2005. We expect relationship management services revenues growth to be relatively constant as more of our financial services provider clients move to a monthly license fee pricing model similar to the one we use for account presentation services.
     Professional Services and Other. Both the banking and card segments contribute to professional services and other revenues, which increased $1.5 million from $3.3 million in 2005 to $4.8 million in 2006. The increase was the result of the inclusion of the new custom solutions group in 2006.
Costs and Expenses

	Six Months Ended June 30,		Change
	2006(1)	2005(1)	Difference(1)%
Revenues	$34.1	$29.4	$4.7	16%
Costs of revenues	15.3	12.7	2.6	20%

Gross profit	18.8	16.7	2.1	12%
Gross margin	55%	57%	-2%	-4%
Operating expenses
General and administrative	8.7	6.9	1.8	27%
Sales and marketing	5.5	4.2	1.3	31%
Systems and development	2.2	2.0	0.2	11%

Total operating expenses	16.4	13.1	3.3	26%

Income from operations	2.4	3.6	(1.2)	-35%
Other income, net	1.3	0.4	0.9	275%

Income before tax provision	3.7	4.0	(0.3)	-8%
Income tax provision	1.5	0.2	1.3	656%

Net income	$2.2	$3.8	$(1.6)	-43%

Net income per share:
Basic	$0.08	$0.17	$(0.09)	-53%
Diluted	$0.08	$0.16	$(0.08)	-50%

Shares used in calculation of net income per share:
Basic	25.4	21.8	3.6	17%
Diluted	27.6	24.1	3.5	14%

Notes:

(1)	In millions except for net income per share.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $2.6 million to $15.3 million for the six months ended June 30, 2006, from $12.7 million for the same period in 2005. In addition to the inclusion of costs associated with the addition of the custom solutions group to the banking segment, the increase related to headcount increases in professional services, increases in volume-related payment processing and systems operations costs, increased amortization of software development costs capitalized in accordance with SOP No. 98-1 and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.
     Gross Profit. Gross profit increased $2.1 million for the six months ended June 30, 2006 to $18.8 million, and gross margin decreased from 57% in 2005 to 55% in 2006. The reasons for the decrease in gross margin is the loss of three of our largest clients, who were acquired by other financial institutions and subsequently migrated off our platform in the second half of 2005, the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006, and an increase in the amortization of software development costs. As was the case for the three months ended June 30, 2006, we expect gross margin to return to pre-2006 levels in the near future.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $1.8 million, or 27%, to $8.7 million for the six months ended June 30, 2006, from $6.9 million in the same period of 2005. The increase related to the addition of the new custom solutions group to the banking segment, increased depreciation expense, increased audit fees and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.
     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, corporate marketing costs and other costs incurred in marketing our services and products. Sales and marketing expenses increased $1.3 million, or 31%, to $5.5 million for the six months ended June 30, 2006, from $4.2 million in 2005. The increase related to the addition of the new custom solutions group to the banking segment, increased salary and benefits costs as a result of the expansion of our sales, client services and product groups, increased remuneration expenses to our reseller partners owing to higher user and transaction volumes in 2006 and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.

     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased $0.2, or 11%, to $2.2 million for the six months ended June 30, 2006, from $2.0 million in 2005. This was the result of an increase in salaries and benefits due to increased headcount, partially offset by an increase in the amount of costs capitalized in accordance with SOP No. 98-1. We capitalized $2.9 million of development costs associated with software developed or obtained for internal use during the six months ended June 30, 2006, compared to $2.1 million in 2005.
     Income from Operations. Income from operations decreased $1.2 million, or 35%, to $2.4 million for the six months ended June 30, 2006. The decrease was due to the loss of three of our largest clients, who were acquired by other financial institutions and subsequently migrated off our platform in the second half of 2005, and the introduction of the expensing of equity compensation in 2006 pursuant to SFAS No. 123(R), which we adopted January 1, 2006.
     Other Income, Net. Other income increased $0.9 million due to interest earned on the proceeds from the follow-on offering completed in April 2005.
     Income Tax Provision. Our provision for income taxes for the six months ended June 30, 2006 was $1.5 million compared to $0.2 million for the six months ended June 30, 2005. Prior to December 31, 2005, we maintained a full valuation allowance on the deferred tax asset resulting from our net operating loss carry-forwards, since the likelihood of the realization of that asset had not become “more likely than not” as of those balance sheet dates prior to December 31, 2005. At December 31, 2005, we determined that our recent experience generating taxable income balanced against our history of losses, along with our projection of future taxable income, constituted significant positive evidence for partial realization of the deferred tax asset and, therefore, partial release of the valuation allowance against that asset. Therefore, in accordance with SFAS No. 109, Accounting for Income Taxes, we now report on a fully taxed basis even though we are still utilizing our net operating loss carry-forwards and are not paying taxes.
     Net Income. Net income was $2.2 million for the six months ended June 30, 2006, compared to $3.8 million for the same period of 2005. Basic net income per share was $0.08 and $0.17 for the six months ended June 30, 2006 and 2005, respectively. Diluted net income per share was $0.08 and $0.16 for the six months ended June 30, 2006 and 2005. Basic and diluted shares outstanding increased by 17% and 14%, respectively, compared to 2005 as a result of shares issued as part of the follow-on offering in April 2005 and shares issued in connection to the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan. Diluted shares outstanding also increased as a result of the impact of our rising share price on the fully diluted share calculation.
LIQUIDITY AND CAPITAL RESOURCES
     Since inception, we have primarily financed our operations through private placements and public offerings of our common and preferred stock and the issuance of debt, although we currently have no debt. We have also entered into various capital lease-financing agreements. Cash and cash equivalents were $58.1 and $55.9 million as of June 30, 2006 and December 31, 2005, respectively. The $2.2 million increase in cash and cash equivalents results from $5.1 and $2.5 million in cash provided by operating and financing activities, respectively, partially offset by $5.4 million in capital expenditures.
     Net cash provided by operating activities was $5.1 million for the six months ended June 30, 2006, of which, approximately 99% was recurring in nature. This represented a $3.2 million decrease in cash provided by operating activities compared to the prior period, which was the result of a $1.7 million lease incentive payment that was received in the first half of 2005 and a temporary increase in accounts receivable at June 30, 2006 due to some large invoices issued towards the end of the second quarter of 2006.
     Net cash used in investing activities for the six months ended June 30, 2006 was $5.4 million, which was the result of $2.5 million in purchases of property and equipment and $2.9 million in capitalized software development costs.
     Net cash provided by financing activities was $2.5 million for the six months ended June 30, 2006, which was the result of the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan.
     Our material commitments under operating and capital leases and purchase obligations are as follows (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
Capital lease obligations	$—	$—	$—	$—	$—	$—	$—
Operating leases	17,880	1,396	2,254	2,018	2,072	2,127	8,013
Purchase obligations	1,038	333	705	—	—	—	—

Total obligations	$18,918	$1,729	$2,959	$2,018	$2,072	$2,127	$8,013

     Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of our marketing effort. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related equipment, and personnel.
     We currently believe that cash on hand, investments and the cash we expect to generate from operations will be sufficient to meet our current anticipated cash requirements for at least the next twelve months. We expect to have additional cash requirements for the rest of the year because of efforts we are undertaking to upgrade and rewrite certain of our infrastructure applications. We forecast that all incremental expenses related to this undertaking can be financed out of cash provided by operating activities. Additionally, subsequent to quarter-end, we completed the acquisition of Princeton for $180 million. The Company financed the acquisition and related transaction costs by issuing $85 million of senior secured notes and $75 million of redeemable convertible preferred stock in addition to using approximately $30 million of its own cash. The senior secured notes are due June 26, 2011, and interest is payable quarterly at a rate of one-month LIBOR plus 7.0% per annum. An amount equal to 8% per annum of the original purchase price of the redeemable convertible preferred stock accrues quarterly as an increase to the stockholders’ liquidation preference. We forecast that all incremental expenses related to the operations of Princeton and the quarterly interest payments related to the senior secured notes can be financed out of cash provided by operating activities.

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
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     We held our annual meeting of stockholders on May 4, 2006, and the following matters were voted on at the meeting:
1.	The election of Michael H. Heath and Edward E. Furash to serve for a three-year term of office or until their respective successor has been elected. The following chart shows the number of votes cast (in thousands) for the nominees as well as the number of broker non-votes:

			ABSTENTIONS AND
			BROKER
DIRECTOR	FOR	WITHHELD	NONVOTES
Michael H. Heath	17,551	1,569	0
Edward E. Furash	18,913	207	0
2.	The ratification of Ernst & Young LLP as our independent public accountants for the fiscal year ending December 31, 2006 (in thousands).

		ABSTENTIONS AND
		BROKER
FOR	AGAINST	NONVOTES
18,850	267	3
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

ONLINE RESOURCES CORPORATION

Date: August 9, 2006	By:	/s/ Matthew P. Lawlor

Matthew P. Lawlor
Chairman and Chief Executive Officer
(Principal Executive Officer)

ONLINE RESOURCES CORPORATION

Date: August 9, 2006	By:	/s/ Catherine A. Graham

Catherine A. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)