Form 10-Q
period 2006-09-30
ONLINE RESOURCES CORP
filed 2006-11-09
CIK 888953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
(703) 653-3100

(REGISTRANT’S TELEPHONE NUMBER,
INCLUDING AREA CODE)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☑ Accelerated Filer ☐ Non-accelerated filer ☐
     As of November 8, 2006 there were 25,695,927 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
ONLINE RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,500	$55,864
Restricted cash	5,173	2,220
Accounts receivable (net of allowance of approximately $184 and $154 at September 30, 2006 and December 31, 2005, respectively)	14,474	7,262
Deferred implementation costs	1,160	609
Deferred tax asset, current portion	1,067	2,030
Debt isssuance costs, current portion	889	—
Prepaid expenses and other current assets	2,912	1,034

Total current assets	52,175	69,019
Property and equipment, net	20,056	15,242
Deferred tax asset, less current portion	11,635	11,635
Deferred implementation costs, less current portion	670	521
Goodwill	169,857	16,322
Intangible assets	25,354	2,330
Debt isssuance costs, less current portion	3,333	—
Other assets	724	527

Total assets	$283,804	$115,596

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,833	$1,134
Accrued expenses and other current liabilities	3,388	1,324
Accrued compensation	2,336	2,065
Deferred revenues, current portion	3,564	2,638
Deferred rent obligations, current portion	308	162
Interest payable	2,630	—
Capital lease obligations	37	8

Total current liabilities	14,096	7,331
Notes payable, senior secured debt	85,000	—
Deferred revenues, less current portion	2,466	1,213
Deferred rent obligations, less current portion	2,134	1,796
Capital lease obligations, less current portion	103	—
Other long term liabilities	1,660	2,220

Total liabilities	105,459	12,560
Commitments and contingencies
Redeemable preferred stock
Series A-1 convertible preferred stock, $0.01 par value; 75,000 shares authorized, issued and outstanding	71,634	—
Stockholders’ equity
Series B junior participating preferred stock, $0.01 par value; 297,500 shares authorized and none issued and outstanding	—	—
Common stock, $0.0001 par value; 70,000,000 shares authorized;
25,665,584 issued and 25,590,059 outstanding at September 30, 2006;
25,288,886 issued and 25,213,361 outstanding at December 31, 2005	3	3
Additional paid-in capital	165,016	160,249
Treasury stock, 75,525 shares	(228)	(228)
Accumulated other comprehensive loss	(398)	—
Accumulated deficit	(57,682)	(56,988)

Total stockholders’ equity	106,711	103,036

Total liabilities and stockholders’ equity	$283,804	$115,596

See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Account presentation services	$1,990	$1,899	$5,874	$6,924
Payment services	21,703	8,972	42,947	26,110
Relationship management services	1,959	1,851	6,114	5,808
Professional services and other	2,614	2,570	7,407	5,891

Total revenues	28,266	15,292	62,342	44,733
Costs and expenses:
Service costs	11,325	5,257	23,254	15,970
Implementation and other costs	1,624	1,250	4,948	3,236

Costs of revenues	12,949	6,507	28,202	19,206

Gross profit	15,317	8,785	34,140	25,527
General and administrative	5,559	3,515	14,267	10,384
Sales and marketing	6,255	2,209	11,813	6,463
Systems and development	2,655	1,050	4,862	3,044

Total expenses	14,469	6,774	30,942	19,891

Income from operations	848	2,011	3,198	5,636
Other (expense) income:
Interest income	327	433	1,607	783
Interest expense	(2,852)	(2)	(2,853)	(11)

Total other (expense) income	(2,525)	431	(1,246)	772

(Loss) income before income tax (benefit) provision	(1,677)	2,442	1,952	6,408
Income tax (benefit) provision	(509)	78	966	273

Net (loss) income	(1,168)	2,364	986	6,135
Preferred stock accretion	1,680	—	1,680	—

Net (loss) income available to common shareholders	$(2,848)	$2,364	$(694)	$6,135

Net (loss) income available to common shareholders per share:
Basic	$(0.11)	$0.09	$(0.03)	$0.27
Diluted	$(0.11)	$0.09	$(0.03)	$0.24

Shares used in calculation of net (loss) income available to common shareholders per share:
Basic	25,627	25,018	25,481	22,864
Diluted	25,627	27,322	25,481	25,209
See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September, 30
	2006	2005
	(unaudited)	(unaudited)
Operating activities
Net income	$986	$6,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,116	4,212
Equity compensation expense	1,875	—
Debt issuance cost amortization	222	—
Loss on disposal of assets	1	104
Provision for losses on accounts receivable	15	2
Deferred tax asset	962	—
Amortization of discount premium	—	(1)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(2,953)	(569)
Accounts receivable	(1,618)	1,299
Deferred implementation costs	(700)	(207)
Prepaid expenses and other current assets	(705)	1,432
Other assets	(30)	(210)
Accounts payable	(441)	(875)
Accrued expenses and other current liabilities	271	600
Accrued interest payable	2,630	—
Deferred revenues	2,054	1,186
Deferred rent obligations	(2)	255
Other long term liabilities	(592)	(94)

Net cash provided by operating activities	10,091	13,269
Investing activities
Purchases of property and equipment	(8,062)	(5,391)
Acquisition of Princeton eCom Corporation, net of cash acquired	(184,322)	(3,100)
Sales of available-for-sale securities	—	4,400
Acquisition of Integrated Data Systems, Inc. (“IDS”), net of cash acquired	—	(3,317)

Net cash used in investing activities	(192,384)	(7,408)
Financing activities
Net proceeds from issuance of common stock (non-secondary related)	2,891	2,123
Net proceeds from issuance of common stock in secondary offering	—	40,222
Net proceeds from the issuance of redeemable convertible preferred stock	69,954	—
Net proceeds from the issuance of senior secured debt	80,556	—
Purchase of derivative	(455)	—
Repayment of capital lease obligations	(17)	(19)

Net cash provided by financing activities	152,929	42,326

Net increase in cash and cash equivalents	(29,364)	48,187
Cash and cash equivalents at beginning of period	55,864	3,342

Cash and cash equivalents at end of period	$26,500	$51,529

Supplemental information to statements of cash flows:
Cash paid for interest	$1	$11
Income taxes paid	$160	$179
Net unrealized loss on hedging activity	$398	—
Common stock issued in connection with IDS acquisition	$—	$2,000
See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
     Online Resources Corporation (the “Company”) provides outsourced, web-based financial technology services branded to over 2,600 financial institution, biller, card issuer and creditor clients. With four business lines in two primary vertical markets, the Company serves over 8 million billable consumer and business end-users. End-users may access and view their accounts online and perform various web-based self-service functions. They may also make electronic bill payments and funds transfers, utilizing the Company’s unique, real-time debit architecture, ACH and other payment methods. The Company’s value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for its clients. Further, the Company provides professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. The Company currently operates in two business segments — banking and eCommerce. The operating results of the business segments exclude general corporate overhead expenses and intangible asset amortization.
INTERIM FINANCIAL INFORMATION
     The accompanying consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated unaudited financial statements should be read in conjunction with our consolidated audited financial statements for the year ended December 31, 2005 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 16, 2006. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
2. RECLASSIFICATION
     Certain amounts reported in prior periods have been reclassified to conform to the 2006 presentation.
3. ACQUISITION
          On July 3, 2006, pursuant to the terms of the Agreement and Plan of Merger dated May 5, 2006 as thereafter amended and restated, the Company and its wholly-owned subsidiary, Online Resources Acquisition Co., completed the merger (the “Merger”) under which the Company acquired all of the outstanding stock of Princeton eCom Corporation (“Princeton”), a Delaware corporation, for a cash acquisition price of $180 million with an additional $10 million payable to the Princeton shareholders if one of Princeton’s clients implements a piece of business prior to the first anniversary of its acquisition. Of the initial $180 million, $14.4 million has been escrowed to cover indemnification claims, if any, that may arise in favor of the Company within one year from the closing of the Merger.
          To finance the acquisition the Company issued, on July 3, 2006, $85 million of senior secured notes payable in full on June 26, 2011 and $75 million of Series A-1 Convertible Preferred Stock net of issuance cost of $4.3 million and $4.9 million, respectively. The senior secured notes accrue interest at a rate equal to the one-month LIBOR plus 700 basis points payable in arrears on the first day of each quarter. The Series A-1 Convertible Preferred Stock accrues a cumulative dividend at 8% per annum of the original issuance price with an interest factor thereon based upon the iMoneyNet First Tier Institutional Average. For a full description of the senior secured notes and Series A-1 Convertible Preferred Stock see Notes 5 and 6.
          The Company’s primary reasons for acquiring Princeton were to allow the Company to enter a complementary biller vertical market, exploit potential product and customer synergies between the companies and acquire management for that biller business line. In the Company’s opinion, the value of this acquisition rests in the synergies of the combined operations and expanding the Company’s product offering to include biller services using the Princeton platform.
          The Company now operates the Princeton business segments within its banking and eCommerce divisions. Founded in 1984, Princeton is an industry-leading provider of electronic payment solutions. Princeton’s solutions enable consumers to process bill payments from the Web, telephone (integrated voice response), customer service representative, and home banking platforms, resulting in significant cost savings, faster collections, and improved service for its bank and biller customers. Princeton’s services are utilized by financial institutions, billers, and distribution partners, including many top 100 banks and Fortune 1000 billers. These customers take advantage of Princeton’s wide range of electronic payment solutions, which include lockbox and concentration payment products; one-time, enrolled, and convenience pay services; and electronic bill presentment solutions. Princeton generates revenue from (i) transaction fees, including invoice presentment and payment processing fees; (ii) professional services fees for implementation and customized solutions; and (iii) interest on funds held.
          The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical basis. Princeton had significant intangible assets related to its customer list, technology and employee base. Identified values were assigned to the customer list and technology and the identified value assigned to the employee base was included within goodwill. No other significant intangible assets were identified or included in goodwill. The Company engaged a qualified, independent valuation firm to identify and value the intangible assets acquired in the transaction.
          The preliminary purchase price allocations to identifiable intangible assets and goodwill were $25.5 million and $153.5 million, respectively. The identifiable intangible assets will be amortized over their useful lives of 6-11 years based on an accelerated amortization schedule that approximates the pattern in which economic benefits of the intangible assets are consumed or otherwise used up.

     In connection with the integration of Princeton, the Company formulated a plan to involuntarily terminate employees in duplicative positions within 150 days of the acquisition. As a result of these terminations, severance costs of $0.6 million were incurred and recognized as part of the purchase price. The Company has no plans to exit an activity of Princeton or terminate any additional employees beyond those whose terminations were communicated as of September 30, 2006. All terminations will be completed prior to November 30, 2006.
          The results of operations for Princeton are included in the unaudited consolidated statements of operations beginning July 1, 2006, which was not materially different from the acquisition date of July 3, 2006. The financial information in the table below summarizes the results of operations of the Company and Princeton on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the periods presented.

	Three Months Ended
	September 30,	Nine Months Ended September 30,
	2005	2006	2005

Revenues	$23,413	$82,531	$68,551

Net loss available to common shareholders	$(4,891)	$(18,991)	$(18,090)

Net loss available to common shareholders per share:
Basic	$(0.20)	$(0.75)	$(0.79)
Diluted	$(0.20)	$(0.75)	$(0.79)
4. FINANCIAL INSTRUMENTS
          Derivatives Instruments and Hedging Activities
          Accounting Policy for Derivative Instruments
          Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.
          For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss and reclassified into operations in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income/expense in current operations during the period of change. Alternatively, if meeting the criteria of Statement 133, “Implementation Issue No. G20”, a cash flow hedge is considered “perfectly effective” and the entire gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss and reclassified into operations in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Derivatives are reported on the balance sheet in other current and long-term assets or other current and long-term liabilities based upon when the financial instrument is expected to mature. Accordingly, derivatives are included in the changes in other assets and liabilities in the operating activities section of the statement of cash flows. Alternatively, in accordance with FASB Statement No. 95, Statement of Cash Flows, derivatives containing a financing element are reported as a financing activity in the statement of cash flows.
          Cash Flow Hedging Strategy
          The Company has entered into an interest rate cap agreement that effectively limits a portion of its senior secured floating-rate debt to a maximum interest rate of 5.5% (the “strike rate”) over the LIBOR rate through July 1, 2008, thus limiting the exposure to interest-rate increases in excess of the strike rate and resulting changes on future interest expense. Approximately, 88%, or $75 million, of the Company’s $85 million of outstanding senior secured notes had its interest payments hedged against increases in variable-rate interest payments by the interest rate cap agreements at September 30, 2006.
          During the quarter ended September 30, 2006, the Company recorded an unrealized loss of $397,388 as part of the comprehensive loss section in stockholders’ equity, to reflect the fair value of the interest rate cap. As the interest rate caplets mature, the portions of the changes in fair value that are associated with the cost of the caplet will be recognized in current operations. The Company has not recognized any gains or losses on the fair value of the interest rate cap during the quarter ended September 30, 2006. There is no published exchange information containing the price of our interest rate cap instrument. Thus, the fair value of the interest rate cap is based on an estimated fair value quote from a broker and market maker in derivative instruments. Their estimate is based upon the September 29, 2006 LIBOR forward curve, which implies that none of the caplets had intrinsic value at September 30, 2006.
          At September 30, 2006, the Company expects to reclassify approximately $200,000 of net losses on derivative instruments from accumulated other comprehensive loss to operations (i.e., as “interest expense”) during the next twelve months due to actual payments of variable interest associated with the floating rate debt.
Fair Value of Financial Instruments
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Long-term debt
     The fair value of the Company’s long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered the Company for debt of the same remaining maturities.
          The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2006		September 30, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$85,000	$85,000	—	—
     The carrying values of the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair values based on the liquidity of these financial instruments or based on their short-term nature.
Series A-1 Preferred Stock
          The Company’s Series A-1 preferred stock, is carried at its fair value at inception adjusted for accretion of unpaid dividends and the amortized portion of its original issuance costs and approximates its redemption value. At September 30, 2006 its carrying value is $71,634,000.
5. SENIOR SECURED NOTES
          The Company issued $85 million of senior secured notes (the “notes”) on July 3, 2006. The principal amount of the notes is to be paid in full on June 26, 2011, and interest is paid in arrears and is due on the first day of each quarter. Interest on the unpaid balance is computed on the basis of a 360-day year, and the annual interest rate to be used for each quarterly interest payment is equal to the one-month LIBOR two business days prior to the beginning of each quarterly period plus 700 basis points. The notes are secured by a first priority security interest in certain property of the Company as outlined in the debt security agreement.
          Maturities of long-term debt for each of the next five years; are as follows:

Maturing Amounts
Year	(in thousands)
2007	$—
2008	$—
2009	$—
2010	$—
2011	$85,000
6. REDEEMABLE CONVERTIBLE PREFERRED STOCK
          Pursuant to the restated certificate of incorporation, the board of directors has the authority, without further action by the stockholders, to issue up to 3,000,000 shares of preferred stock in one or more series. Of these 3,000,000 shares of preferred stock, 75,000 shares have been designated Series A-1.
          Shares of the Series A-1 Convertible Preferred Stock (“Series A-1 preferred”) are initially convertible at a rate of $16.22825 per share, or 4,621,570 shares in the aggregate. Although the Series A-1 preferred shares have anti-dilution protection, in no event can the number of shares of common stock issued upon conversion of the Series A-1 preferred exceed 5,102,986 shares. The anti-dilution protection of the Series A-1 preferred is based on the weighted average price of shares issued below the conversion price, provided that (a) shares issued in connection with compensatory equity grants, (b) shares issued above $12.9826 and (c) other issuances as set forth in the certificate of designations of the Series A-1 preferred are excluded from the anti-dilution protections of the Series A-1 preferred.
          Subject to certain exceptions related to the amendment of the restated certificate of incorporation, the issuance of additional securities or debt or the payment of dividends, the Series A-1 preferred votes together as a single class and on an as converted basis with the common stock. The Series A-1 preferred has no dividend right. The value of the liquidation preference of the Series A-1 preferred increases at a rate of 8% per annum of the original issuance price with an interest factor thereon based upon the iMoneyNet First Tier Institutional Average (the “Cumulative Amount”). This 8% per annum increase is convertible into shares of common stock, subject to the conversion limit noted above; however the Corporation has the right to pay the 8% per annum increase in cash in lieu of conversion into common stock. The Series A-1 preferred has a right to participate in dividends with common stock, on an as if converted basis, when the cumulative total of common dividends paid, or proposed, exceeds the “Cumulative Amount” as described above. Shares of Series A-1 preferred are subject to put and call rights following the seventh anniversary of their issuance for an amount equal to 115% of the original issuance price plus the 8% per annum increase with the interest factor thereon. The Corporation can require the conversion of the Series A-1 preferred if the 30 day weighted closing price per share of the Corporation’s common stock is at least 165% of the initial conversion price.

7. REPORTABLE SEGMENTS
     The Company manages its business through two reportable segments: banking and eCommerce. The reportable segments differ from those used in the last annual report as a result of the acquisition of Princeton. With the acquisition of Princeton, the Company created the eCommerce segment, which the old card segment is a part. Princeton’s operations contribute to both the banking and eCommerce segments. Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates both reporting segments in one geographical area, the United States. The Company’s management assesses the performance of its assets in the aggregate, and accordingly, they are not presented on a segment basis. The operating results of the business segments exclude general corporate overhead expenses and intangible asset amortization.
     The results of operations from these reportable segments were as follows for the three and nine months ended September 30, 2006 and 2005 (in thousands):

			Unallocated
	Banking	eCommerce	Expenses (1)	Total
Three months ended September 30, 2006:
Revenues	$23,332	$4,934	$—	$28,266
Costs of revenues	8,873	3,602	474	12,949

Gross profit	14,459	1,332	(474)	15,317
Operating expenses	6,996	3,633	3,840	14,469

Income (loss) from operations	$7,463	$(2,301)	$(4,314)	$848

Three months ended September 30, 2005:
Revenues	$13,540	$1,752	$—	$15,292
Costs of revenues	5,387	1,029	91	6,507

Gross profit	8,153	723	(91)	8,785
Operating expenses	6,080	647	47	6,774

Income (loss) from operations	$2,073	$76	$(138)	$2,011

Nine months ended September 30, 2006:
Revenues	$53,408	$8,934	$—	$62,342
Costs of revenues	21,285	6,260	657	28,202

Gross profit	32,123	2,674	(657)	34,140
Operating expenses	17,180	5,666	8,096	30,942

Income (loss) from operations	$14,943	$(2,992)	$(8,753)	$3,198

Nine months ended September 30, 2005:
Revenues	$38,511	$6,222	$—	$44,733
Costs of revenues	15,849	3,166	191	19,206

Gross profit	22,662	3,056	(191)	25,527
Operating expenses	17,624	2,163	104	19,891

Income (loss) from operations	$5,038	$893	$(295)	$5,636

(1)	Unallocated expenses are comprised of general corporate overhead expenses and intangible asset amortization that are not included in the measure of segment profit or loss used internally to evaluate the segments.
8. STOCK BASED COMPENSATION
     At September 30, 2006, the Company had three stock-based employee compensation plans, which are described more fully below. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as permitted by Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No stock-based employee compensation cost was recognized in the Statement of Operations for the three and nine months ended September 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. Under that transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income (loss) before income taxes for the three and nine months ended September 30, 2006 is approximately $0.6 and $1.8 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted net loss per share for the three months ended September 30, 2006 would have been $0.09, compared to reported basic and diluted net loss per share of $(0.11). Basic and diluted net income per share for the nine months ended September 30, 2006 would have been $0.05 and $0.04, respectively, compared to reported basic and diluted net loss per share of $(0.03). Compensation cost capitalized as part of software development costs capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP No. 98-1”) for the three and nine months ended September 30, 2006 was approximately $39,000 and $149,000, respectively, and no income tax benefit was recognized in the Statement of Operations for share-based compensation arrangements since the Company currently recognizes a full valuation allowance against that benefit.
     Prior to the adoption of SFAS No. 123(R), if the Company had not recognized a full valuation allowance against its deferred tax asset, it would have presented all tax benefits resulting from the exercise of stock options deductions as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits related to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.
     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
(in thousands, except per share data)
Net income as reported	$2,364	$6,135
Adjustment to net income for:
Pro forma stock-based compensation expense	(391)	(1,254)

Pro forma net income	$1,973	$4,881

Basic net income per share
As reported	$0.09	$0.27
Pro forma	$0.08	$0.21

Diluted net income per share
As reported	$0.09	$0.24
Pro forma	$0.07	$0.19
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
     The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Dividend yield	—	—	—	—
Expected volatility	52%	73%	65%	75%
Risk-free interest rate	5.10%	3.91%	4.58%	3.73%
Expected life in years	4.5	5.1	5.2	5.1
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
     Forfeiture Rate. Forfeiture rate is the estimated percentage of equity awards granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company estimates its forfeiture rate based on past turnover data ranging anywhere from one to five years with further consideration given to the class of employees to whom the equity awards were granted.
     A summary of option activity under the 1989, 1999 and 2005 Plans as of September 30, 2006, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-Average
		Weighted-Average	Remaining Contract	Aggregate Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at January 1, 2006	4,796	$6.04
Granted	123	$11.13
Exercised	(437)	$6.30
Forfeited or expired	(484)	$11.60

Outstanding at September 30, 2006	3,998	$5.50	4.4	$10,131

Vested or expected to vest at September 30, 2006	3,886	$5.45	4.2	$9,794
Exercisable at September 30, 2006	2,948	$5.21	4.0	$7,071
     The weighted-average grant-date fair value of options granted during the three months ended September 30, 2006 and 2005 was $4.93 and $6.32, respectively, and $6.65 and $6.37 for the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $0.2 and $0.1 million, respectively, and $1.9 and $1.0 million for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $2.8 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. That cost is expected to be recognized over a weighted average period of 2.4 years.
     A summary of the status of the Company’s non-vested shares as of September 30, 2006, and changes in the period then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2006	—	$—
Granted	62	$11.10
Vested	—	$—
Forfeited	—	$—

Non-vested at September 30, 2006	62	$11.10

     The fair value of non-vested shares is determined based on the opening trading price of the Company’s shares on the grant date. The weighted-average grant-date fair value of shares granted during the three and nine months ended September 30, 2006 was $10.34 and $11.10, respectively. As of September 30, 2006, there was $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 2.3 years. No shares vested during the three and nine months ended September 30, 2006.
     During the nine months ended September 30, 2006, the Company cancelled the contractual life of 12,500 fully vested options and 49,500 vested options held by three employees and made a concurrent grant of 5,283 options and 9,387 non-vested shares to those three employees. As a result of the modification and pursuant to SFAS No. 123(R), the Company measured the total compensation cost related to the replacement awards as of the date of cancellation, equal to the portion of the grant-date fair value of the original award for which the requisite service period is expected to be rendered at that date plus the incremental cost resulting from the cancellation and replacement of the award. The total incremental cost was $28,000.
     Cash received from option exercises under all share-based payment arrangements for the three months ended September 30, 2006 and 2005 was $0.3 and $0.2 million, respectively, and $2.8 and $2.0 million for the nine months ended September 30, 2006 and 2005, respectively. There was no tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements since the Company currently recognizes a full valuation allowance against that benefit.
2005 Equity Incentive Plan
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
     The fair value of each non-vested performance share is determined based on the opening trading price of the Company’s shares on the grant date. A summary of the activity under the Performance Plan as of September 30, 2006, and changes during the period then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-Average Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2006	—	$—
Granted	65	$11.04
Vested	—	$—
Forfeited	—	$—

Non-vested at September 30, 2006	65	$11.04

     As of September 30, 2006, there was $0.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Performance Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.
9. INCOME TAXES
     The income tax provision used in the third quarter of 2006 reflects a 49.5% effective annual tax rate, which takes into consideration all projected permanent differences. This rate is higher than the Company’s long-term expected effective tax rate of 38.0% primarily because of the transition impact of adopting SFAS No. 123(R). Prior to December 31, 2005, the Company maintained a full valuation allowance on the deferred tax assets primarily resulting from its net operating loss carry-forwards, since the likelihood of the realization of these assets had not become “more likely than not” as of those balance sheet dates. At December 31, 2005, the Company determined that its recent experience generating taxable income balanced against its history of losses, along with its projection of future taxable income, constituted significant positive evidence for partial realization of the deferred tax asset and resulting in a partial release of the valuation allowance against these assets. Therefore, in accordance with SFAS No. 109, Accounting for Income Taxes, the Company did not report on a fully taxed basis in 2005; however, the Company now reports on a fully taxed basis for GAAP even though it is still utilizing its net operating loss carry-forwards for taxes and therefore, no cash payments are being made for taxes.
10. NET (LOSS) INCOME PER SHARE
     The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

(in thousands, except per share data)
Net (loss) income	$(1,168)	$2,364	$986	$6,135
Preferred stock accreation	(1,680)	—	(1,680)	—

Net (loss) income available to common shareholders	$(2,848)	$2,364	$(694)	$6,135

Weighted average shares outstanding used in calculation of net income per share:
Basic	25,627	25,018	25,481	22,864
Dilutive	—	2,304	—	2,345

Diluted	25,627	27,322	25,481	25,209

Net (loss) income per share:
Basic	$(0.11)	$0.09	$(0.03)	$0.27
Diluted	$(0.11)	$0.09	$(0.03)	$0.24
      For the three months ended September 30, 2006 and 2005, 8,645,000 and 2,598,000 contingently issuable shares, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect. For the nine months ended September 30, 2006 and 2005, 5,647,000 and 2,707,000 contingently issuable shares, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

11. COMPONENTS OF COMPREHENSIVE (LOSS) INCOME
     SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive income or loss be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet. The following table reconciles the Company’s net (loss) income and its total comprehensive net (loss) income for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
(in thousands)
Net (loss) income	$(1,168)	$2,364	$986	$6,135
Other comprehensive income:
Net unrealized loss on hedging activity	(398)	—	(398)	—

Comprehensive net (loss) income	$(1,566)	$2,364	$588	$6,135

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”
          In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.
Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”
          In September 2006, the Financial Accounting Standards Board issued, Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”, (FAS 157). The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. Also, fair value measurements would be separately disclosed by level within the fair value hierarchy which gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.
          Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company has no plans to adopt the statement early and will adopt by January 1, 2008, as required. The Company has not determined the effect, if any, the adoption of FAS 157 will have on the Company’s financial position and results of operations.
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
     These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006. These risks include, among others, the following:
•	our history of prior losses and lack of certainty as to our continuing profitability;

•	possible fluctuations of our quarterly financial results;

•	our failure to retain or increase our end-users;

•	our dependence on the marketing efforts of third parties;

•	the possibility that we may not be able to expand to meet increased demand for our services and related products;

•	the potential adverse impact that a loss of a material client may have on our financial results;

•	our inability to attract and retain qualified management and technical personnel and our dependence on our executive officers and key employees;

•	possible security breaches or system failures disrupting our business and the liability associated with these disruptions;

•	the failure to properly develop, market or sell new products;

•	the potential impact of the consolidation of the banking and financial services industry;

•	interference with our business from the adoption of government regulations;

•	our need to maintain satisfactory ratings from federal depository institution regulators;

•	the liquidation preference rights and redemption rights associated with our outstanding shares of preferred stock;

•	the voting rights of our preferred stock restricting our rights to take certain actions;

•	the possible losses we may incur from the impairment of the goodwill we have obtained from our recent acquisitions;

•	our inability to obtain additional financing to grow our business;

•	our clients are concentrated in a small number of industries, including the financial services industry, and changes within those industries could reduce demand for our products and services;

•	the failure to retain existing end-users or changes in their continued use of our services will adversely affect our operating results;

•	demand for low-cost or free online financial services and competition may place significant pressure on our pricing structure and revenues and may have an adverse effect on our financial condition;

•	we may have exposure to greater than anticipated tax liabilities;

•	our ability to utilize our net operating loss carryforwards in any given period may be limited;

•	our quarterly financial results are subject to fluctuations, which could have a material adverse effect on the price of our stock;

•	our limited ability to protect our proprietary technology and other rights may adversely affect our ability to compete;

•	if we are found to infringe the proprietary rights of others, we could be required to redesign our products, pay royalties or enter into license agreements with third parties;

•	the potential obsolescence of our technology or the offering of new, more efficient means of conducting account presentation and payments services could negatively impact our business;

•	we rely on internally developed software and systems as well as third-party products, any of which may contain errors and bugs;

•	we could be sued for contract or product liability claims and lawsuits may disrupt our business, divert management’s attention or have an adverse effect on our financial results;

•	we may face difficulties in integrating acquired businesses;

•	we may have limited knowledge of, or experience with, the industries served and products provided by our acquired businesses;

•	our acquisitions increase the size of our operations and the risks described herein;

•	we made our acquisitions and may make future acquisitions, on the basis of available information, and there may be liabilities or obligations that were not or will not be adequately disclose;.

•	acquired companies give us limited warranties and indemnities in connection with their businesses, which may give rise to claims by us;

•	we have a substantial number of shares of common and convertible preferred stock outstanding, including shares issued in connection with certain acquisitions and shares that may be issued upon exercise of grants under our equity compensation plans that, if sold, could affect the trading price of our common stock;

•	we have a significant amount of debt which will have to be repaid and which may adversely affect our financial performance; and

•	future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.

OVERVIEW
     We provide outsourced, web-based financial technology services branded to over 2,600 financial institution, biller, card issuer and creditor clients. With four business lines in two primary vertical markets, we serve over 8 million billable consumer and business end-users. End-users may access and view their accounts online and perform various web-based self-service functions. They may also make electronic bill payments and funds transfers, utilizing our unique, real-time debit architecture, ACH and other payment methods. Our value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for our clients. Further, we have professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. We currently operate in two business segments — banking and eCommerce (our former card segment now being part of eCommerce). The operating results of the business segments exclude general corporate overhead expenses and intangible asset amortization.
     Registered end-users using account presentation, payment services or both, are the major drivers of our revenues. Since September 30, 2005, the number of users using our account presentation services increased 39%, and the number of users using our payment services increased 566%, for an overall 204% increase in users. The large increase in payment services users relative to last year is the result of the Princeton acquisition, which occurred on July 3, 2006. This acquisition brought us approximately 1.6 million additional payment services users in the banking segment and 2.5 million additional users in the eCommerce segment.

	As of September 30		Increase/(Decrease)
	2006	2005	Change	%

Account presentation users (000s):
Banking segment	847	577	270	47%
eCommerce segment	1,960	1,448	512	35%
Enterprise	2,807	2,025	782	39%

Payment services users (000s):
Banking segment	3,205	859	2,346	273%
eCommerce segment	2,514	—	2,514	100%
Enterprise	5,719	859	4,860	566%

Total users (000s):
Banking segment	3,881	1,299	2,582	199%
eCommerce segment	4,474	1,448	3,026	209%
Enterprise	8,355	2,747	5,608	204%
     We have long-term service contracts with most of our financial services provider clients. The majority of our revenues are recurring, though these contracts also provide for implementation, set-up and other non-recurring fees. Account presentation services revenues are based on either a monthly license fee, allowing our financial institution clients to register an unlimited number of customers, or a monthly fee for each registered customer. Payment services revenues are based on either a monthly fee for each customer enrolled, a fee per executed transaction, or a combination of both. Our clients pay nearly all of our fees and then determine if or how they want to pass these costs on to their users. They typically provide account presentation services to users free of charge, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products. As of September 30, 2006 approximately 33% of our clients were charging their users for providing payment services.
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

Results of Operations
     The following table presents the summarized results of operations for our two reportable segments, banking and eCommerce (unallocated expenses are comprised of general corporate overhead and intangible asset amortization):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	(unaudited)				(unaudited)
	2006		2005		2006		2005
	Dollars (000s)%		Dollars (000s)%		Dollars (000s)%		Dollars (000s)%
Revenues:
Banking	$23,332	83%	$13,540	89%	$53,408	86%	$38,511	86%
eCommerce	4,934	17%	1,752	11%	8,934	14%	6,222	14%

Total	$28,266	100%	$15,292	100%	$62,342	100%	$44,733	100%

	Dollars (000s)	Margin	Dollars (000s)	Margin	Dollars (000s)	Margin	Dollars (000s)	Margin
Gross profit:
Banking	$14,459	62%	$8,153	60%	$32,123	60%	$22,662	59%
eCommerce	1,332	27%	723	41%	2,674	30%	3,056	49%
Unallocated	(474)		(91)		(657)		(191)

Total	$15,317	54%	$8,785	57%	$34,140	55%	$25,527	57%

	Dollars (000s)%		Dollars (000s)%		Dollars (000s)%		Dollars (000s)%
Operating expenses:
Banking	$6,996	48%	$6,080	90%	$17,180	56%	$17,624	89%
eCommerce	3,633	25%	647	10%	5,666	18%	2,163	11%
Unallocated	3,840	27%	47	1%	8,096	26%	104	1%

Total	$14,469	100%	$6,774	101%	$30,942	100%	$19,891	101%

	Dollars (000s)	Margin	Dollars (000s)	Margin	Dollars (000s)	Margin	Dollars (000s)	Margin
Income (loss) from operations:
Banking	$7,463	32%	$2,073	15%	$14,943	28%	$5,038	13%
eCommerce	(2,301)	-47%	76	4%	(2,992)	-33%	893	14%
Unallocated	(4,314)	-15%	(138)		(8,753)		(295)

Total	$848	3%	$2,011	13%	$3,198	5%	$5,636	13%

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005
Revenues
     We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues increased $13.0 million, or 85%, to $28.3 million for the three months ended September 30, 2006, from $15.3 million for the same period of 2005. Approximately 80% of the increase was attributable to the addition of revenues from Princeton, which was acquired on July 3, 2006, while the remaining 20% of the increase was attributable to organic growth relative to 2005.

	Three Months Ended
	September 30,
	(unaudited)		Change
	2006	2005	Difference	%
Revenues (in millions):
Account presentation services	$2.0	$1.9	$0.1	5%
Payment services	21.7	9.0	12.7	142%
Relationship management services	2.0	1.8	0.2	6%
Professional services and other	2.6	2.6	—	2%

Total revenues	$28.3	$15.3	$13.0	85%

Payment metrics:
Payment services clients (1)	869	770	99	13%
Payment transactions (000s) (1)	14,800	11,600	3,200	28%

Adoption rates:
Account presentation services — Banking (1)(2)	26.8%	21.5%	5.3%	25%
Payment services — Banking (1)(3)	10.5%	8.6%	1.9%	22%
Notes:

(1)	Excludes Princeton for the purposes of comparison to prior year.

(2)	Represents the percentage of users subscribing to our account presentation services out of the total number of potential users enabled for account presentation services.

(3)	Represents the percentage of users subscribing to our payment services out of the total number of potential users enabled for payment services.
     Account Presentation Services. Both the banking and eCommerce segments (our former card segment now being part of eCommerce) contribute to account presentation services revenues, which increased slightly $0.1 million to $2.0 million. None of the growth in account presentation was due to Princeton, which currently does not perform that service. The low rate of growth is the result of our decision to fix price the account presentation service to our clients, especially our banking clients, in an effort to drive adoption of those services. This allows our financial services provider clients to register an unlimited number of account presentation services users (as evidenced by the 25% increase in banking account presentation services adoption since September 30, 2005) to whom we can then attempt to up-sell our higher margin bill pay products and other services.
     Payment Services. Primarily composed of revenues from the banking segment prior to the acquisition of Princeton, payment services revenue is now driven by both the banking and eCommerce segments. Payment services revenues increased to $21.7 million for the three months ended September 30, 2006 from $9.0 million in the prior year. While approximately 80% of the increase was related to the addition of new revenues from Princeton, the remaining 20% was driven by growth in our existing business in the form of a 30% increase in the number of period-end payment services users and a 28% increase in the number of payment transactions processed during the period. The increases in period-end payment services users and the number of payment transactions processed by our existing business resulted from two factors: an increase in financial services provider clients using our payment services and an increase in payment services adoption by our payment services clients’ end-users. Compared to September 30, 2005, the number of financial services provider clients using our payment services increased from 770 to 869. Additionally, we increased the adoption rate of our payment services from 8.6% at September 30, 2005 to 10.5% at September 30, 2006.
     Relationship Management Services. Primarily composed of revenues from the banking segment, relationship management services revenues increased slightly by $0.2 million. This was the result of a 38% increase in the number of period-end banking segment end-users utilizing either account presentation or payment services compared to 2005, exclusive of acquired Princeton users since they do not currently contribute to relationship management services revenues.
     Professional Services and Other. Both the banking and eCommerce segments contribute to professional services and other revenues, which remained flat at $2.6 million in 2006 because of the result of lower software implementation revenues in 2006 and a large one-time early termination fee that was received in the third quarter of 2005.

Costs and Expenses

	Three Months Ended
	September 30
	(unaudited)		Change
	2006(1)	2005(1)	Difference(1)%

Revenues	$28.3	$15.3	$13.0	85%
Costs of revenues	12.9	6.5	6.4	99%

Gross profit	15.4	8.8	6.6	74%
Gross margin	54%	57%	-3%	-5%
Operating expenses
General and administrative	5.6	3.5	2.1	58%
Sales and marketing	6.3	2.2	4.1	183%
Systems and development	2.7	1.1	1.6	153%

Total operating expenses	14.6	6.8	7.8	114%

Income from operations	0.8	2.0	(1.2)	-58%
Other (expense) income, net	(2.5)	0.5	(3.0)	-686%

(Loss) income before tax provision	(1.7)	2.5	(4.2)	-169%
Income tax (benefit) provision	(0.6)	0.1	(0.7)	-753%

Net (loss) income	(1.1)	2.4	(3.5)	-149%
Preferred stock accretion	1.7	—	1.7	n/a

Net (loss) income available to common shareholders	$(2.8)	$2.4	$(5.2)	-221%

Net (loss) income available to common shareholders per share:
Basic	$(0.11)	$0.09	$(0.20)	-222%
Diluted	$(0.11)	$0.09	$(0.20)	-222%

Shares used in calculation of net (loss) income available to common shareholders per share:
Basic	25.6	25.0	0.6	2%
Diluted	25.6	27.3	(1.7)	-6%
Notes:

(1)	In millions except for net income per share.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $6.4 million to $12.9 million for the three months ended September 30, 2006, from $6.5 million for the same period in 2005. Seventy percent (70%) of this increase is the result of additional costs of revenues associated with Princeton, which was acquired in July 2006, in addition to increased amortization of intangible assets purchased as part of the July 2006 Princeton acquisition totaling $0.4 million, headcount increases in professional services, increases in volume-related payment processing and systems operations costs, increased amortization of software development costs capitalized in accordance with SOP No. 98-1 and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.
     Gross Profit. Gross profit increased $6.6 million for the three months ended September 30, 2006 to $15.4 million, and gross margin decreased from 57% in 2005 to 54% in 2006. Princeton accounted for 94% of the increase in gross profit. The decrease in gross margin is the result of increased amortization of intangible assets purchased as part of the July 2006 Princeton acquisition totaling $0.4 million and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $2.1 million, or 58%, to $5.6 million for the three months ended September 30, 2006, from $3.5 million in the same period of 2005. Sixty-six percent (66%) of this increase is the result of additional costs associated with Princeton, which was acquired in July 2006, in addition to increased depreciation expense and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.
     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, corporate marketing costs and other costs incurred in marketing our services and products. Sales and marketing expenses increased $4.1 million, or 183%, to $6.3 million for the three months ended September 30, 2006, from $2.2 million in 2005. Forty-one percent (41%) of this increase is the result of additional costs associated with Princeton, which was acquired in July 2006, in addition to increased amortization of intangible assets purchased as part of the July 2006 Princeton acquisition totaling $1.7 million, increased salary and benefits costs as a result of the expansion of our sales, client services and product groups, increased remuneration expenses to our reseller partners owing to higher user and transaction volumes in 2006 and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.

     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased $1.6 million, or 153%, to $2.7 million for the three months ended September 30, 2006, from $1.1 million in 2005. Sixty-nine percent (69%) of this increase is the result of additional costs associated with Princeton, which was acquired in July 2006, in addition to an increase in salaries and benefits due to increased headcount, partially offset by an increase in the amount of costs capitalized in accordance with SOP No. 98-1. We capitalized $1.3 million of development costs associated with software developed or obtained for internal use during the three months ended September 30, 2006, compared to $1.3 million in 2005.
     Income from Operations. Income from operations decreased $1.2 million, or 58%, to $0.8 million for the three months ended September 30, 2006. The decrease was due to increased amortization of intangible assets purchased as part of the July 2006 Princeton acquisition totaling $2.1 million and the introduction of the expensing of equity compensation in 2006 pursuant to SFAS No. 123(R), which we adopted January 1, 2006.
     Other (Expense) Income, Net. Other income decreased $3.0 million due to interest expense and debt issuance costs incurred in connection with $85 million in senior secured notes issued on July 3, 2006. The senior secured notes carry and interest rate equal to 700 basis points above the one-month LIBOR.
     Income Tax (Benefit) Provision. Our income tax benefit for the three months ended September 30, 2006 was $0.6 million compared to an income tax provision of $0.1 million for the three months ended September 30, 2005. Prior to December 31, 2005, we maintained a full valuation allowance on the deferred tax asset resulting from our net operating loss carry-forwards, since the likelihood of the realization of that asset had not become “more likely than not” as of balance sheet dates prior to December 31, 2005. At December 31, 2005, we determined that our recent experience generating taxable income balanced against our history of losses, along with our projection of future taxable income, constituted significant positive evidence for partial realization of the deferred tax asset and, therefore, partial release of the valuation allowance against that asset. Therefore, in accordance with SFAS No. 109, Accounting for Income Taxes, we now report on a fully taxed basis even though we are still utilizing our net operating loss carry-forwards and are not paying taxes.
     Preferred Stock Accretion. The Series A-1 redeemable convertible preferred stock (the “Series A-1”) was issued on July 3, 2006 and was recorded at its fair value at inception net of its issuance cost of $4.9 million. The Series A-1 has a liquidation preference that increases at a rate of 8% per annum of the original issuance price with an interest factor thereon based upon the iMoneyNet First Tier Institutional Average (the “Cumulative Amount”). The Cumulative Amount and the stock issuance cost are accreted to the carrying value of the Series A-1 shares through a reduction of retained earnings and results in the Series A-1 shares being carried at its estimated redemption amount. The issuance costs are amortized over the period from the issuance date to the first date the holders’ right to redeem the shares becomes effective, which is on the seventh anniversary date of the issuance.
     Net (Loss) Income Available to Common Shareholders. Net income available to common shareholders decreased $5.2 million to a loss of $2.8 million for the three months ended September 30, 2006, compared to net income of $2.4 million for the three months ended September 30, 2005. Basic and diluted net loss per share was $0.11 for the three months ended September 30, 2006, compared to basic and diluted net income per share of $0.09 for the three months ended September 30, 2005. Basic shares outstanding increased by 6% as a result of shares issued in connection with the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan, while diluted shares outstanding decreased by 6% as result of the anti-dilutive effect of stock options on the fully diluted earnings per share calculation for the three months ended September 30, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005
Revenues
     We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues increased $17.6 million, or 39%, to $62.3 million for the nine months ended September 30, 2006, from $44.7 million for the same period of 2005. Approximately 60% of the increase was attributable to the addition of revenues from the acquisition of Princeton, while the remaining 40% of the increase was attributable to growth relative to 2005.

	Nine Months Ended September 30,
	(unaudited)		Change
	2006	2005	Difference	%
Revenues (in millions):
Account presentation services	$5.9	$6.9	$(1.0)	-15%
Payment services	42.9	26.1	16.8	64%
Relationship management services	6.1	5.8	0.3	5%
Professional services and other	7.4	5.9	1.5	26%

Total revenues	$62.3	$44.7	$17.6	39%

Payment metrics:
Payment services clients (1)	869	770	99	13%
Payment transactions (000s) (1)	42,900	33,800	9,100	27%

Adoption rates:
Account presentation services — Banking (1)(2)	26.8%	21.5%	5.3%	25%
Payment services (1)(3)	10.5%	8.6%	1.9%	22%
Notes:

(1)	Excludes Princeton for the purposes of comparison to prior year.

(2)	Represents the percentage of users subscribing to our account presentation services out of the total number of potential users enabled for account presentation services.

(3)	Represents the percentage of users subscribing to our payment services out of the total number of potential users enabled for payment services.
     Account Presentation Services. Both the banking and eCommerce (the portion of the eCommerce segment that was previously known as the card segment) segments contribute to account presentation services revenues, which decreased $1.0 million to $5.9 million. The loss of three of our largest clients, who were acquired by other financial institutions and subsequently migrated off our platform in the second half of 2005, is the reason for the decrease, with account presentation services revenue generated by the remaining client base increasing by 7% compared to 2005. The low rate of growth is the result of our decision to fix price the account presentation service to our banking segment clients in an effort to drive adoption of those services. This allows our financial services provider clients to register an unlimited number of account presentation services users (as evidenced by the 25% increase in banking account presentation services adoption since September 30, 2005) to whom we can then attempt to up-sell our higher margin bill pay products and other services.
     Payment Services. Primarily composed of revenues from the banking segment prior to the acquisition of Princeton, payment services revenue is now driven by both the banking and eCommerce segments. Payment services revenues increased to $42.9 million for the nine months ended September 30, 2006 from $26.1 million in the prior year. While approximately 60% of the increase was related to the addition of new revenues from the acquired Princeton, the remaining 40% was driven by growth in our existing business in the form of a 30% increase in the number of period-end payment services users and a 27% increase in the number of payment transactions processed during the period. The increases in period-end payment services users and the number of payment transactions processed by our existing business were driven by two factors: an increase in financial services provider clients using our payment services and an increase in payment services adoption by our payment services clients’ end-users. Compared to September 30, 2005, the number of financial services provider clients using our payment services increased from 770 to 869. Additionally, we increased the adoption rate of our payment services from 8.6% at September 30, 2005 to 10.5% at September 30, 2006.
     Relationship Management Services. Primarily composed of revenues from the banking segment, relationship management services revenues increased slightly by $0.3 million. This is the result of an increase of 38% in the number of period-end banking segment end-users utilizing either account presentation or payment services compared to 2005.
     Professional Services and Other. Both the banking and eCommerce segments contribute to professional services and other revenues, which increased $1.5 million from $5.9 million in 2005 to $7.4 million in 2006. The increase was the result of the addition of software implementation revenues in 2006 from the new custom solutions group, which was created through an acquisition in June 2005.

Costs and Expenses

	Nine Months Ended September 30,
	(unaudited)		Change
	2006(1)	2005(1)	Difference(1)%

Revenues	$62.3	$44.7	$17.6	39%
Costs of revenues	28.2	19.2	9.0	47%

Gross profit	34.1	25.5	8.6	34%
Gross margin	55%	57%	-2%	-4%
Operating expenses
General and administrative	14.3	10.4	3.9	37%
Sales and marketing	11.8	6.5	5.3	83%
Systems and development	4.8	3.0	1.8	60%

Total operating expenses	30.9	19.9	11.0	56%

Income from operations	3.2	5.6	(2.4)	-43%
Other (expense) income, net	(1.2)	0.8	(2.0)	-261%

Income before tax provision	2.0	6.4	(4.4)	-70%
Income tax provision	1.0	0.3	0.7	-254%

Net income	1.0	6.1	(5.1)	-84%
Preferred stock accretion	1.7	—	1.7	n/a

Net (loss) income avalable to common stockholders	$(0.7)	$6.1	$(6.8)	-111%

Net (loss) income available to common shareholders per share:
Basic	$(0.03)	$0.27	$(0.30)	-111%
Diluted	$(0.03)	$0.24	$(0.27)	-113%

Shares used in calculation of net (loss) income available to common shareholders per share:
Basic	25.8	22.9	2.9	13%
Diluted	25.8	25.2	0.6	3%
Notes:

(1)	In millions except for net income per share.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $9.0 million to $28.2 million for the nine months ended September 30, 2006, from $19.2 million for the same period in 2005. Fifty percent (50%) of this increase is the result of additional costs associated with Princeton, which was acquired in July 2006, in addition to additional costs associated with Integrated Data Systems, which was acquired in June 2005, increased amortization of intangible assets purchased as part of the July 2006 Princeton acquisition totaling $0.4 million, increases related to headcount increases in professional services, increases in volume-related payment processing and systems operations costs, increased amortization of software development costs capitalized in accordance with SOP No. 98-1 and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.
     Gross Profit. Gross profit increased $8.6 million for the nine months ended September 30, 2006 to $34.1 million, and gross margin decreased from 57% in 2005 to 55% in 2006. Princeton accounted for 71% of this increase in gross profit. The reasons for the decrease in gross margin is the loss of three of our largest clients, who were acquired by other financial institutions and subsequently migrated off our platform in the first half of 2005, increased amortization of intangible assets purchased as part of the July 2006 Princeton acquisition totaling $0.4 million, the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006, and an increase in the amortization of software development costs.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $3.9 million, or 37%, to $14.3 million for the nine months ended September 30, 2006, from $10.4 million in the same period of 2005. Thirty-six percent (36%) of this increase is the result of additional costs associated with Princeton, which was acquired in July 2006, in addition to additional costs associated with Integrated Data Systems, which was acquired in June 2005, increased depreciation expense, increased audit fees and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.
     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, corporate marketing costs and other costs incurred in marketing our services and products. Sales and marketing expenses increased $5.3 million, or 83%, to $11.8 million for the nine months ended September 30, 2006, from $6.5 million in 2005. Thirty-two percent (32%) of this increase is the result of additional costs associated with Princeton, which was acquired in July 2006, in addition to additional costs associated with Integrated Data Systems, which was acquired in June 2005, increased amortization of intangible assets purchased as part of the July 2006 Princeton acquisition totaling 1.7 million, increased salary and benefits costs as a result of the expansion of our sales, client services and product groups, increased remuneration expenses to our reseller partners owing to higher user and transaction volumes in 2006 and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.

     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased $1.8, or 60%, to $4.8 million for the nine months ended September 30, 2006, from $3.0 million in 2005. sixty-on percent (61%) of this increase is the result of additional costs associated with Princeton, which was acquired in July 2006, in addition to additional costs associated with Integrated Data Systems, which was acquired in June 2005, an increase in salaries and benefits due to increased headcount, partially offset by an increase in the amount of costs capitalized in accordance with SOP No. 98-1. We capitalized $4.2 million of development costs associated with software developed or obtained for internal use during the nine months ended September 30, 2006, compared to $3.2 million in 2005.
     Income from Operations. Income from operations decreased $2.4 million, or 43%, to $3.2 million for the nine months ended September 30, 2006. The decrease was due to the loss of three of our largest clients, who were acquired by other financial institutions and subsequently migrated off our platform in the first half of 2005, increased amortization of intangible assets purchased as part of the July 2006 Princeton acquisition totaling $2.1 million and the introduction of the expensing of equity compensation in 2006 pursuant to SFAS No. 123(R), which we adopted January 1, 2006.
     Other (Expense) Income, Net. Other income decreased $2.0 million due to interest expense and debt issuance costs incurred in connection with $85 million in senior secured notes issued on July 3, 2006. The senior secured notes carry and interest rate equal to 700 basis points above the one-month LIBOR. These additional expenses were partially offset by increased interest earned on the proceeds from the follow-on offering completed in April 2005.
     Income Tax Provision. Our provision for income taxes for the nine months ended September 30, 2006 was $1.0 million compared to $0.3 million for the nine months ended September 30, 2005. Prior to December 31, 2005, we maintained a full valuation allowance on the deferred tax asset resulting from our net operating loss carry-forwards, since the likelihood of the realization of that asset had not become “more likely than not” as of those balance sheet dates prior to December 31, 2005. At December 31, 2005, we determined that our recent experience generating taxable income balanced against our history of losses, along with our projection of future taxable income, constituted significant positive evidence for partial realization of the deferred tax asset and, therefore, partial release of the valuation allowance against that asset. Therefore, in accordance with SFAS No. 109, Accounting for Income Taxes, we now report on a fully taxed basis even though we are still utilizing our net operating loss carry-forwards and are not paying taxes.
     Preferred Stock Accretion. The Series A-1 redeemable convertible preferred stock (the “Series A-1”) was issued on July 3, 2006 and was recorded at its fair value at inception net of its issuance cost of $4.9 million. The Series A-1 has a liquidation preference that increases at a rate of 8% per annum of the original issuance price with an interest factor thereon based upon the iMoneyNet First Tier Institutional Average (the “Cumulative Amount”). The Cumulative Amount and the stock issuance cost are accreted to the carrying value of the Series A-1 shares through a reduction of retained earnings and results in the Series A-1 shares being carried at its estimated redemption amount. The issuance costs are amortized over the period form the issuance date to the first date the holders’ right to redeem the shares becomes effective, which is on the seventh anniversary date of the issuance. For the three months ended September 30, 2006 $1.7 million is accretion was re
     Net (Loss) Income Available to Common Shareholders. Net income available to common shareholders decreased $6.8 million to a loss of $0.7 million for the nine months ended September 30, 2006, compared to net income of $6.1 million for the nine months ended September 30, 2005. Basic and diluted net loss per share was $0.03 for the nine months ended September 30, 2006, compared to basic and diluted net income per share of $0.27 and $0.24, respectively, for the three months ended September 30, 2005. Basic shares outstanding increased by 13% as a result of shares issued as part of a follow-on offering in April 2005 and shares issued in connection with the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan. Diluted shares outstanding only increased by 3% as result of the anti-dilutive effect of stock options on the fully diluted earnings per share calculation, partially offset by additional shares issued as a result of shares issued as part of a follow-on offering in April 2005 and shares issued in connection with the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan.
LIQUIDITY AND CAPITAL RESOURCES
     Since inception, we have primarily financed our operations through cash generated form operations, private placements and public offerings of our common and preferred stock and the issuance of debt. We have also entered into various capital lease-financing agreements. Cash and cash equivalents were $26.5 and $55.8 million as of September 30, 2006 and December 31, 2005, respectively. The $29.3 million decrease in cash and cash equivalents results from $10.1 and $152.9 million in cash provided by operating and financing activities, respectively, partially offset by $8.0 million in capital expenditures and $184.3 million in cash used to acquire Princeton.
     Net cash provided by operating activities was $10.1 million for the nine months ended September 30, 2006. This represented a $3.2 million decrease in cash provided by operating activities compared to the prior period, which was the result of a $1.7 million lease incentive payment that was received in the first half of 2005 and the increase of a letter of credit collateralized with cash as of September 30, 2006.
     Net cash used in investing activities for the nine months ended September 30, 2006 was $192.4 million, which was the result of $3.8 million in purchases of property and equipment, $4.2 million in capitalized software development costs and $184.3 million used to acquire Princeton.
     Net cash provided by financing activities was $152.9 million for the nine months ended September 30, 2006, which was the result of the issuance of $85 million in senior secured notes and $75 million in convertible preferred stock on July 3, 2006, in conjunction with the Princeton acquisition, and the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan.

     Our material commitments under operating and capital leases and purchase obligations are as follows (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
Capital lease obligations	$157	$13	$52	$45	$40	$7	$—
Operating leases	23,976	1,004	4,090	3,896	3,960	2,547	8,479
Purchase obligations	1,621	316	1,305	—	—	—	—

Total obligations	$25,754	$1,333	$5,447	$3,941	$4,000	$2,554	$8,479

     Future capital requirements will depend upon many factors, including our need to finance any future acquisitions, the timing of research and product development efforts and the expansion of our marketing effort. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related equipment, and personnel.
     We currently believe that cash on hand, investments and the cash we expect to generate from operations will be sufficient to meet our current anticipated cash requirements for at least the next twelve months. Additionally, we completed the acquisition of Princeton for $180 million on July 3, 2006. The Company financed the acquisition and related transaction costs by issuing $85 million of senior secured notes and $75 million of redeemable convertible preferred stock in addition to using approximately $25 million of its own cash. The senior secured notes are due June 26, 2011, and interest is payable quarterly at a rate of one-month LIBOR plus 700 basis points per annum. An amount equal to 8% per annum of the original purchase price of the redeemable convertible preferred stock accrues quarterly as an increase to the stockholders’ liquidation preference. We forecast that all incremental expenses related to the operations of Princeton and the quarterly interest payments related to the senior secured notes can be financed out of cash provided by operating activities.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We invest primarily in short-term, investment grade, marketable government, corporate, and mortgage-backed debt securities. Our interest income is most sensitive to changes in the general level of U.S. interest rates and given the short-term nature of our investments, our exposure to interest rate risk is not material. We do not have operations subject to risks of foreign currency fluctuations and use derivatives as a cash flow hedge as described in the Notes to Consolidated Financial Statements at Note 4.
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
     (b) The CEO and CFO have indicated that, with the exception of the Princeton financial reporting controls which were reviewed to management’s satisfaction, there have been no significant changes in our internal control over financial reporting identified in connection with the above-mentioned evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We are not a party to any pending material litigation nor are we aware of any pending or threatened litigation that would have a material adverse effect on us, our business or results of operation.
ITEM 1A. RISK FACTORS.
     On July 3, 2006 the Company acquired Princeton eCom Corporation which resulted in material changes to risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006. The following are risk factors that have materially changed since the filing of our Annual Report on Form 10-K on March 16, 2006:
RISK FACTORS
     You should carefully consider the following risks in conjunction with the risks and uncertainties described or discussed in the section “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006, before investing in our common stock. These are not the only risks that we may face. If any of the events referred to below occur, our business, financial condition, liquidity and results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Business
We cannot be sure that we will achieve net income profitability in all future periods.
     Although we first achieved profitability under generally accepted accounting principles, or GAAP, in the third quarter of 2002, we have experienced unprofitable quarters since that time and cannot be certain that we can be profitable in all future periods. Unprofitable quarters may be due to the loss of a large client, acquisition of additional businesses or other factors. For example, we expect to be unprofitable for some period following our acquisition of Princeton eCom, due to increased cash and non-cash expenses associated with that acquisition and its financing. How long we remain unprofitable will depend not only on our ability to increase revenue and control our operating expenses, but on our ability to refinance our acquisition debt or replace it with equity. Although we believe we have achieved economies of scale in our operations, if growth in our revenues does not significantly outpace the increase in our operating and non-operating expenses, we may not be profitable in future periods.
Our clients are concentrated in a small number of industries, including the financial services industry, and changes within those industries could reduce demand for our products and services.
     A large portion of our revenues are derived from financial service providers, primarily banks, credit unions and credit card issuers. Unfavorable economic conditions adversely impacting those types of businesses could have a material adverse effect on our business, financial condition and results of operations. For example, depository financial institutions have experienced, and may continue to experience, cyclical fluctuations in profitability as well as increasing challenges to improve their operating efficiencies. Due to the entrance of non-traditional competitors and the current environment of low interest rates, the profit margins of depository financial institutions have narrowed. As a result, the business of some financial institutions has slowed, and may continue to slow, their capital and operating expenditures, including spending on web-based products and solutions, which can negatively impact sales of our online payments, account presentation, marketing and support services to new and existing clients. Decreases in or reallocation of capital and operating expenditures by our current and potential clients, unfavorable economic conditions and new or persisting competitive pressures could adversely affect our business, financial condition and results of operations.
     Our biller clients are concentrated in the health care, utilities, consumer lending and insurance industries. Unfavorable economic conditions adversely impacting one or more of these industries could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to expand or adapt our services to support our clients’ and end-users’ needs, our business may be materially adversely affected.
     We may not be able to expand or adapt our services and related products to meet the demands of our clients and their end-users quickly or at a reasonable cost. We have experienced, and expect to continue to experience, significant user and transaction growth. This growth has placed, and will continue to place, significant demands on our personnel, management and other resources. We will need to continue to expand and adapt our infrastructure, services and related products to accommodate additional clients and their end-users, increased transaction volumes and changing end-user requirements. This will require substantial financial, operational and management resources. If we are unable to scale our system and processes to support the variety and number of transactions and end-users that ultimately use our services, our business may be materially adversely affected.
If we lose a material client, our business may be adversely impacted.
     Loss of any material client could negatively impact our ability to increase our revenues and maintain profitability in the future. Additionally, the departure of a large client could impact our ability to attract and retain other clients. Currently, no one client or reseller partner accounts for more than 3% of our revenues.

We could be sued for contract or product liability claims and lawsuits may disrupt our business, divert management’s attention or have an adverse effect on our financial results.
     Our clients use our products and services to provide web-based account presentation, bill payment, and other financial services to their end-users. Failures in a client’s system could result in an increase in service and warranty costs or a claim for substantial damages against us. There can be no assurance that the limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions in excess of the applicable deductible amount. There can be no assurance that this coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in substantial cost to us and divert management’s attention from our operations. Any contract liability claim or litigation against us could, therefore, have a material adverse effect on our business, financial condition and results of operations. In addition, because many of our projects are business-critical projects for financial services providers, a failure or inability to meet a client’s expectations could seriously damage our reputation and affect our ability to attract new business.
Risks Related to Acquisitions
We may have limited knowledge of, or experience with, the industries served and products provided by our acquired businesses.
     Though we have acquired, and intend to continue to acquire, businesses that are related to our existing business, we may acquire businesses that offer products or services that are different from those we otherwise offer. For example, prior to our acquisition of Princeton eCom, we did not have any products targeted to billers or any biller clients. In such cases, we may need to rely heavily on the management of the acquired business for some period until we can develop the understanding required to manage that business segment independently. If we are unable to retain key members of the acquired management team or are unable to develop an understanding of that business segment in a timely manner, we may miss opportunities or make business decisions that could impact client and prospect relationships, future product offerings, service levels and other areas that could adversely impact our business.
Goodwill recorded on our balance sheet may become impaired, which could have a material adverse effect on our operating results.
     As a result of recent acquisitions we have undertaken, we have recorded a significant amount of goodwill. As required by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets,” we annually evaluate the potential impairment of goodwill that was recorded at each acquisition date. Testing for impairment of goodwill involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Circumstances could change which would give rise to an impairment of the value of that recorded goodwill. This potential impairment would be charged as an expense to the statement of operations which could have a material adverse effect on our operating results.
Risks Related to Our Capital Structure
We have a substantial number of shares of common and convertible preferred stock outstanding, including shares issued in connection with certain acquisitions and shares that may be issued upon exercise of grants under our equity compensation plans that, if sold, could affect the trading price of our common stock.
     We have issued shares of our common and convertible preferred stock in connection with certain acquisitions and may issue additional shares of our common stock in connection with future acquisitions. For example, we issued shares of convertible preferred stock to a single investor group as a part of the financing for our acquisition of Princeton eCom which are currently convertible into 4,621,570 shares of common stock. We also have over 4 million shares of common stock that may be issued upon the exercise of stock options and restricted stock, and over an additional 2 million shares reserved for the future issuance under our equity compensation plan and our employee stock purchase program. We cannot predict the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of equity compensation grants), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.
We have a significant amount debt which will have to be repaid and which may adversely affect our financial performance
     In connection with our acquisition of Princeton eCom, we incurred $85 million of debt. The interest we pay on this debt reduces our U.S. GAAP earnings and our cash flows. The reduction of our earnings associated with this debt could have an adverse impact on the trading price of our shares of common stock.
Our plans to operate and grow may be limited if we are unable to obtain sufficient financing.
     We may need to be prepared to expand our business through further strategic acquisitions and new markets when we identify desirable opportunities. We may need additional equity and debt financing for these purposes. We may not be able to obtain such financing on acceptable terms, or at all. Recent debt financing has added interest expense that has further burdened our cost structure. Failure to obtain additional financing could weaken our operations or prevent us from achieving our business objectives. Equity financings, as well as debt financing with accompanying warrants, can be dilutive to our shareholders. Negative covenants associated with debt financings may also restrict the manner in which we would otherwise desire to operate our business.

Holders of our outstanding preferred stock have liquidation and other rights that are senior to the rights of the holders of our common stock.
     Our board of directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock. In connection with our acquisition of Princeton eCom, our board designated 75,000 shares of our preferred stock as Series A-1 preferred stock all of which have been issued at a price of $1,000 per share. Holders of our shares of Series A-1 preferred stock are entitled to a liquidation preference, before amounts are distributed on our shares of common stock, of 115% of the original issue price of these shares plus 8% per annum of the original issue price with an interest factor thereon tied to the iMoneyNet First Tier Institutional Average. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our Series A-1 preferred stock have the right to elect one director to our board of directors.
Holders of our Series A-1 preferred have voting rights that may restrict or ability to take corporate actions.
     We cannot issue any security or evidence of indebtedness, other than in connection with an underwritten public offering, without the consent of the holders of a majority of the outstanding shares of Series A-1 preferred stock. We also cannot amend our certificate of incorporation or have our board designate any future series of preferred stock if any such amendment or designation adversely impacts the Series A-1 preferred stock. Our inability to obtain these consents may have an adverse impact in our ability to issue securities in the future to advance our business.
Holders of our Series A-1 preferred stock have a redemption right.
     After the seventh anniversary of the original issue date of our Series A-1 preferred stock which will occur in July, 2013, the holders of such shares have the right to require us to repurchase their shares if then outstanding. Upon the election of this right of redemption, we may not have the necessary funds to redeem the shares and we may not have the ability to raise funds for this purpose on favorable terms or at all. Our obligation to redeem these shares could have an adverse impact on our financial condition and upon the operations of our business.
Future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.
     In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, including deemed liquidations resulting from an acquisition of our company, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our Series A-1 preferred stock has a preference on liquidating distributions that could limit our ability to pay a dividend or make another distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings.
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

ONLINE RESOURCES CORPORATION
Date: November 9, 2006	By:	/s/ Matthew P. Lawlor
Matthew P. Lawlor
Chairman and Chief Executive Officer (Principal Executive Officer)

ONLINE RESOURCES CORPORATION
Date: November 9, 2006	By:	/s/ Catherine A. Graham
Catherine A. Graham
Executive Vice President and Chief Financial Officer (Principal Financial Officer)