Form 10-K
period 2006-12-31
ONLINE RESOURCES CORP
filed 2007-03-16
CIK 888953

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to $10.34 as of the last business day of the registrant’s most recently completed second fiscal quarter was $265 million.

As of March 14, 2007, the registrant had 26,009,464 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2007.

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

Business Overview

Online Resources provides outsourced, web-based financial technology services branded to over 2,600 financial institution, biller, card issuer and creditor clients. With four business lines in two primary vertical markets, we serve over 9 million billable consumer and business end-users. End-users may access and view their accounts online and perform various web-based, self-service functions. They may also make electronic bill payments and funds transfers, utilizing our unique, real-time debit architecture, ACH and other payment methods. Our value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for our clients. Further, we provide professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. Multi-year service contracts with our clients provide us with a recurring and predictable revenue stream that grows with increases in users and transactions. We currently derive 10% of our revenues from account presentation, 70% from payments, 10% from relationship management, and 10% from professional services, custom software solutions and other revenues.

We provide the following services for two primary vertical markets:

•	Banking Services: For more than 2,400 banks, credit unions and other depository financial institutions, we provide a fully integrated suite of web-based account presentation, payment, relationship management and professional services, giving clients a single point of accountability, an enhanced experience for their users, the marketing processes to drive Internet channel adoption, and innovative services that help them maintain their competitive position. We enable business and consumer end-users to consolidate information from multiple accounts and make bill payments to multiple billers or merchants, or virtually anyone, via their financial institution’s web site. We also offer our electronic bill payment services to financial institutions on a stand-alone basis. Many of the bill payment services we offer use our patented payments gateway, which leverages the nation’s real-time electronic funds transfer, also known as EFT, infrastructure. By debiting end-users’ accounts in real-time, we are able to improve the speed, cost and quality of payments, while eliminating the risk that bills will be paid against insufficient funds.

•	e-Commerce Services: For more than 200 billers, card issuers, processors, and other creditors, we provide web-based account presentation, payment, relationship management and professional services. We enable consumer and business end-users to manage their account or make a payment to a single card issuer, processor, creditor or biller. Specifically for billers, we provide a full suite of payment options, including consolidation of incoming payments made by credit cards, signature debit cards, ACH and PIN-less debit via multiple access points such as online, interactive voice response, or IVR, and call center customer service representatives. The suite also includes bill presentment, convenience payments, and flexible payment scheduling. We obtained these biller services and the industry’s largest biller network as a result of our acquisition of Princeton eCom Corporation (“Princeton”) in July 2006. Specifically for card issuers, processors and creditors, we offer account presentation and self-service capabilities, as well as a web-based tool that improves collections of late and delinquent funds in a private, non-confrontational manner. In addition, for payment acquirers and very large online billers we provide payment services that enable real-time debits for a variety of web-originated consumer payments and fund transfers using our patented EFT payments gateway, which lowers transaction costs and increases the speed and certainty of payments.

We believe our domain expertise fulfills the large and growing need among both smaller financial services providers, who lack the internal resources to build and operate web-based financial services, and larger providers and billers, who choose to outsource niche portfolios in order to use their internal resources elsewhere. We also believe that, because our business requires significant infrastructure along with a high degree of flexibility, real-time solutions, and the ability to integrate financial information and transaction processing with a low tolerance for error, there are significant barriers to entry for potential competitors.

We are headquartered in Chantilly, Virginia. We also maintain operations facilities in Princeton, New Jersey, Parsippany, New Jersey, Woodland Hills, California and Pleasanton, California and additional data center facilities in McLean, Virginia and Newark, New Jersey. We were incorporated in Delaware in 1989.

Our Industry

The Internet continues to grow in importance as an account presentation and payments channel for consumers and businesses, driven in part by the 24 hours a day, seven days a week access to financial services that it makes available. Offering services through this channel allows financial services providers and billers to enhance their competitive positions and gain market share by retaining their existing end-users, aggressively attracting new ones and expanding the end-user relationship. As referenced in its January 2006 report, “US Online Banking Forecast, 2005 to 2010,” Jupiter Research, a technology research and advisory firm, supported this growth proposition for the bank and credit union market when it estimated that the number of U.S. households banking online will grow from 38 million in 2005 to 55 million in 2010. Further, Forrester Research, a technology research and advisory firm, predicts that 47 million households will pay bills online in 2010, up 25 percent from the end of 2005, according to its November 2005 report, “EBPP Forecast: 2005 To 2010.

Financial services providers also are increasing access to their services through the Internet in order to increase profitability. The advantages provided by a web-based channel include the opportunity to offer financial services to targeted audiences while reducing or eliminating workload, paper and other back office expenses associated with traditional distribution channels. The Boston Consulting Group, a financial research and advisory firm, conducted a study in 2003 of the depository financial institution market. It concluded that online bill payment customers of depository financial institutions were up to 40 percent more profitable at the end of a 12-month period compared to those customers who did not pay bills online, because the online bill payment customers:

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

This further supported the conclusions published in Bank of America’s 2002 control group study, in which it reported that online bill payers were 31% more profitable for the bank than non-bill payers. Bank of America also concluded that online bill payers were less likely to move their accounts to other banks. Consequently, Bank of America and many other large financial institutions have eliminated their monthly end-user fees for online bill payment and launched aggressive marketing campaigns to promote adoption of the online channel. A growing majority of smaller financial institutions has also eliminated online bill payment fees and responded with similar marketing campaigns. This represents a positive trend for us because the elimination of online bill payment fees has generated significant increase in end-user adoption, more than offsetting any volume pricing discounts we may extend to our clients.

The largest U.S. financial services providers typically develop and maintain their own hosted solution for the delivery of web-based financial services, and outsource only niche services. By contrast, the majority of small to mid-sized providers, including the approximately 17,000 banks and credit unions in the U.S. with assets of less than $20 billion, prefer to outsource their web-based financial services initiatives to a technology services provider. These smaller providers understand that they need to provide an increasing level of web-based services, but frequently lack the capital, expertise, or information technology resources to develop and maintain these services in-house.

Many of the factors driving the outsourcing of web-based financial services in the depository financial institution market are also driving the outsourcing of similar services in the credit card issuer and processor market. For example, credit card issuers are reducing operating costs while increasing cardholder loyalty as greater numbers of cardholders use the web to manage their credit card accounts, FiSite Research, a market research firm, reported that 57% of consumers who use the Internet now manage one or more of their credit card accounts online, according to their June 2003 report, “Online Consumer Credit Card Survey.”

In the biller market, use of the web channel is being driven primarily by the high cost of processing paper bills and checks. According to Tower Group and the Federal Reserve, an estimated 33.5 billion paper checks were written in the United States in 2005, down from about 41.9 billion in 2000. Approximately 60% of major billers today present electronic bills and an additional 30% of major billers have plans to do so, according to Tower Group, and of an estimated 21.3 billion consumer bill payments that occurred in 2005, 26% were paid by electronic means, compared to 22.7% just one year earlier. We believe increased consumer access to the Internet, and the continued cost to both the biller and the consumer of processing paper bills and checks, will continue to drive billers toward use of the web channel to provide and manage their payments.

Although the majority of financial services providers and billers offer varying degrees of web-based services, and continue to look to technology to further improve operations and overall results, they are facing new obstacles created by technology adoption, including:

•	managing multiple technology vendors to provide account presentation, payments and other services;

•	reconciling multiple payment methods and sources in increasingly shortened timeframes;

•	understanding how to evaluate and enhance channel profitability; and

•	maximizing the value of the channel by increasing adoption.

As a technology services provider, we assist our clients in meeting these challenges by delivering outsourced account presentation, payments, relationship management and professional solutions.

Our Solution

In contrast to financial technology providers with narrower service sets who must link with others to provide a full web-channel offering, we are the only single provider of vertically, and increasingly horizontally, integrated, proprietary account presentation, payments, relationship management and custom software services that enable our clients to maintain a competitive and profitable web-based channel. As an outsourcer, we bring economies of scale and technical expertise to our clients who would otherwise lack the resources to compete in the rapidly changing, complex financial services industry or to manage the growing payment vehicles and delivery methods enabled by the web channel. We believe our services provide our clients with a cost-effective means to retain and expand their end-user base, deliver and manage their services more efficiently and strengthen their end-user relationships, while competing successfully against offerings from other financial services providers and businesses. We provide our services through:

Our Technology Infrastructure.  We connect to our clients, their core processors, their end-users and other financial services providers through our integrated communications, systems, processing and support capabilities. For our account presentation services, we employ both real-time and batch communications and processing to ensure reliable delivery of current financial information to end-users. For our payment services we use our patented process to ensure “real-time” funds availability and process payments through a real-time EFT gateway. This gateway consists of over 50 certified links to ATM networks and core processors, which in turn have real-time links to virtually all of the nation’s consumer checking accounts. These key links were established on a one-by-one basis throughout our history and enable us to access end-user accounts in order to draw funds to pay bills as requested. This gateway infrastructure has improved the cost, speed and quality of our bill payment services for the banking and credit union community and is a significant differentiator for us in our marketplace. We believe this infrastructure is difficult to replicate and creates a significant barrier to entry for potential payment services competitors. In addition, we incorporate ACH and other payment methods in our services.

Since our acquisition of Princeton in July 2006, we have linked our real-time EFT gateway to the nation’s consumer checking accounts with the large network of billers that was established by Princeton. The result is the industry’s largest payments network linking financial institutions and billers. As billers move toward enabling real-time credits and we further integrate vertically, this network will enable faster payment delivery and posting for end-users, convenience fee revenue for banks and billers, and lower processing costs for Online Resources. The following chart depicts this network:

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

Our Integrated Marketing Process.  With our relationship management services, we use a unique integrated consumer management process that combines data, technology and multiple consumer contact points to activate, support and sell new services to our clients’ consumer and business end-users. This proprietary process not only provides, in our opinion, a superior end-user experience, it also creates new sales channels for our clients’ products and services, including the ones we offer. This enables us to increase adoption rates of our services. Using this process, we are able to sell multiple products to consumers, which ultimately makes them more profitable for our clients. For example, the success of our proprietary process is evident in our ability to cause the users of our account presentation services offered via our banking clients to add bill payments to their services at approximately twice the estimated average industry rate.

Our Professional and Support Services.  We provide professional services and custom software solutions that enable us to offer clients various deployment options and value-added web modules that require a high level of customization, such as account opening or lending. In addition, our clients can purchase one or more of a comprehensive set of support services to complement our account presentation, payments, relationship management and professional services. These services include our web site design and hosting, training, information reporting and analysis, and other professional services.

Our Strategy

Our objective is to become the leading supplier of outsourced account presentation and payments services to banks and credit unions, billers and payment acquirers, and credit card issuers and processors. Our strategy for achieving our objectives is to:

Continue to Grow Our Client Bases.  Our clients have traditionally been regional and community-based depository financial institutions with assets of under $10 billion. These small to mid-sized financial services providers are compelled to keep pace with the service and technology standards set by larger financial services providers in order to stay competitive, but often lack the capital and human resources required to develop and manage the technology infrastructure required to provide web-based services. With our July 2006 acquisition of Princeton, we obtained the industry’s largest network of billers who use us to provide payments and manage their complex payments mix, along with relationships with larger depository financial institutions. With our June 2005 acquisition of Integrated Data Systems, Inc. (“IDS”), we obtained relationships with larger depository financial institutions along with the highly customizable applications and professional services expertise to support expansion in this market sector. With our December 2004 acquisition of Incurrent Solutions, Inc. (“Incurrent”), we entered the credit card market, servicing mid-sized credit card issuers, processors for smaller issuers and large issuers who use us to service one or more of their niche portfolios. In addition, we believe that our depository and credit card financial services providers and our biller clients can benefit from our flexible, cost-effective, and broadly networked technology, and we intend to continue to market and sell our services to them under long-term recurring revenue contracts.

Increase Adoption Rates.  Our clients typically pay us either usage or license fees based on their number of end-users or volume of transactions. Registered end-users using account presentation and payments services are the major drivers of our recurring revenues. Using our proprietary marketing processes, we will continue to assist our clients in growing the adoption rates for our services.

As Princeton did not provide relationship management services prior to the acquisition, we plan to introduce our consumer marketing and customer care services to billers to help drive further adoption and usage of their online payment services.

Provide Additional Products and Services to Our Installed Client Base.  We intend to continue to leverage our installed client base by expanding the range of new products and services available to our clients, through internal development, partnerships and alliances. For example, in the credit card market, we have recently introduced a collections support product that allows credit card issuers to direct past due end-users to a website where they can set up payment plans and schedule payments.

Our acquisition of Princeton has created numerous opportunities to cross-sell the services across our banking services and e-commerce services client bases. For example, billers can benefit from the relationship management services we have traditionally offered to financial institutions to help drive consumer adoption and use of their payment services, which will in turn deepen relationships and increase transactions. Another example is that billers may benefit from offering our web-based collections tool that is currently used by our card issuer clients.

Maintain and Leverage Technological Leadership.  We have a history of introducing innovative web-based financial services products for our clients. For example, we developed and currently obtain real-time funds through a patented EFT gateway with over 50 certified links to ATM networks and core processors. We were awarded additional patents covering the confidential use of payment information for targeted marketing that is integrated into our proprietary marketing processes. Our technology and integration expertise has further enabled us to be among the first to adopt an outsourced web-based account presentation capability, and we pioneered the integration of real-time payments and relationship marketing. Further, we have received recognition for innovation and excellence for specific products.

We believe the scope and integration of our technology-based services give us a competitive advantage and we intend to continue to invest to maintain our technological leadership.

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

Our Services

We provide our bank, credit union, card issuer and creditor and biller clients with account presentation, payments, relationship management and professional services that they, in turn, offer to end-users branded under their own names. The following chart depicts the services we now offer and plan to offer for the markets we serve:

Our bank and credit union clients select one of two primary service configurations: full service, consisting of our integrated suite of account presentation, bill payment, customer care, end-user marketing and other support services; or stand-alone bill payment services. Our card issuer and creditor clients use us for account presentation services and/or collections payments services, and we are offering other payments, relationship marketing and professional services to these clients, either with or without account presentation services. Our biller clients use our payments services, and we plan to offer relationship management, professional services and other payments services to these clients.

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

In the banking market, our clients generally derive increased revenue, cost savings, account retention, increased payment speed and other benefits by offering our services to their end-users. Therefore, most of our clients offer the account presentation portion of our services free-of-charge to end-users and an increasing number are eliminating fees for bill payment services as well. Billers offer many of our payment services to their end-users for free in order to facilitate collections, though they will often charge convenience fees to their end-users for certain payment services. In the credit card market, account presentation and payment services are also typically offered to end-users free-of-charge, though usage based convenience fees may apply to certain payments services.

Account Presentation Services.  We currently offer account presentation services to financial institutions and card issuers. These services provide a comprehensive set of online capabilities that allow end-users to:

•	view transaction histories and account balances;

•	review and retrieve current and past statements;

•	transfer funds and balances;

•	initiate or schedule either one-time or recurring payments;

•	access and maintain account information; and

•	perform many self-service administrative functions.

In addition, we offer our financial institution clients a number of complementary services. We can provide these clients with either of two business banking services, a full cash management service for larger end-users and a basic business offering for small business end-users. Our web design and hosting capabilities give clients an integrated, outsourced solution for their informational web site. Money HQsm allows end-users to obtain account information from multiple financial institutions, see their bills, transfer money between accounts at multiple financial institutions, make person-to-person payments and receive alerts without leaving their financial institution’s web site. We also offer access to check images, check reorder, Quicken® interface, statement presentment and other functionality that enhances our solution. Account presentment is also protected by our multi-factor security solutions.

Payments Services.  For our financial institution clients, our web-based bill payment services may be bundled with our account presentation services or purchased as a stand-alone service integrated with a third-party account presentation solution. Our payments services for these clients are unique in the industry because they leverage the banking industry’s ATM infrastructure through our real-time EFT gateway, which consists of over 50 certified links to ATM networks and core processors. Through this patented technology, our clients take advantage of existing trusted systems, security, clearing, settlement, regulations and procedures. End-users of our web-based payment service benefit from a secure, reliable, real-time direct link to their accounts. This enables them to schedule transactions using our intuitive web user interface. They can also obtain complete application support and payment inquiry processing through our customer care center. Additionally, clients offering our web-based payment services can enable their end-users to register for Money HQsm and other services that we can offer through our web interfaces.

Our remittance service is an attractive add-on service for financial institutions of all sizes that run their own in-house online banking system, or for other providers of web-based banking solutions that lack a bill payment infrastructure. Our remittance service enhances their systems by adding the extra functionality of bill payment processing, backed by complete funds settlement, payment research, inquiry resolution, and merchant services. End-users provide bill payment instructions through their existing online banking interface, which validates the availability of funds on the date bills are to be paid. On a daily basis, we receive a file of all bill payment requests from the financial institution. We process and remit the bill payments to the designated merchants or other payees and settle the transactions with our financial institution clients.

For our biller clients, we provide a full suite of payment options, including consolidation of incoming payments made by credit cards, signature debit cards, ACH and PIN-less debit via multiple access points such as online, IVR, or call center customer service representatives. The suite also includes bill presentment, convenience payments, and flexible payment scheduling.

For our credit card clients, we offer the ability to schedule either one-time or recurring payments to the provider through our account presentation software. We do not currently process those payments, but have plans to do so in the future. These clients may also use our web-based collections support product that allows them to direct past due end-users to a specialized website where they can review their balances, calculate and set up payment plans and make or schedule payments.

For other large billers and payment acquirers, we provide real-time account debit services via our EFT gateway, enabling them to obtain funds faster, and with no risk of non-sufficient funds.

Relationship Management Services.  Our relationship management services consist of the customer care services we maintain for our financial institution clients, and the marketing programs we run on their behalf. Our customer care center, located in Chantilly, Virginia, responds to end-users’ questions relating to enrollment, transactions or technical support. End-users can contact one of our more than 50 consumer service representatives by phone, fax or e-mail 24 hours a day, seven days a week.

We view each interaction with an end-user or potential end-user as an opportunity to sell additional products and services, either our own or those offered by our clients. We use an integrated consumer management process as a significant service differentiator that is unique in the industry. It allows our traditionally small to mid-size financial institution client base to offer not only comprehensive support solutions to its consumers but also creates a sales channel and increases adoption of web-based services. This process combines data, technology and multiple consumer contacts to acquire and retain, and sell multiple services to, customers of our financial institution clients. Using this process, we help drive consumers through the online banking lifecycle, which ultimately makes these consumers more profitable for our clients. The success of our proprietary process is evident in our rate of up-selling account presentation customers to payments services that is approximately double the industry average.

We plan to offer relationship management services to our biller clients to help them increase adoption and usage of their online payment services.

Professional Services.  Our professional services include highly customized software applications, such as account opening and lending for our financial institution clients, which enable them to acquire more consumers via the web channel, and to deepen relationships. Our professional services also include implementation services, which convert existing data and integrate our platforms with the client’s legacy host system or third party core processor, and ongoing maintenance of client specific applications or interfaces. Additionally, we offer professional services intended to tailor our services to meet the clients’ specific needs, including customization of applications, training of client personnel, and information reporting and analysis.

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

Sales and Marketing

We seek to retain and expand our financial services provider and biller client base, and to help our clients drive end-user adoption rates for our web-based services. Our client services function consists of account managers who support and cross-sell our services to existing clients, a sales team focusing on new prospects, and a marketing department supporting both our sales efforts and those of our clients.

Our account managers support our existing clients in maximizing the benefit of their web-based channel. They do this by assisting clients in the deployment and use of our services, applying our extensive relationship management capabilities and supporting the clients’ own marketing programs. The account management team is also the first contact point for cross-selling new and enhanced services to our clients. Additionally, this team handles contract renewals and supports our clients in resolving operating issues.

Our sales team focuses on new client acquisition, either through direct contact with prospects or through our network of reseller relationships. Our target prospects are financial services providers and billers who are either looking to replace their current web services provider, have no existing capability, or are looking for outsourced capability for a niche product line.

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

Our Technology

Our systems and technology utilize both real-time and batch communications capabilities to optimize reliability, scalability, functionality, and cost. All of our systems are based on a multi-tiered architecture consisting of:

•	front-end servers — proprietary and commercial communications software and hardware providing Internet and private communications access to our platform for end-users;

•	middleware — proprietary and commercial software and hardware used to integrate end-user and financial data and to process financial transactions;

•	back-end systems — databases and proprietary software which support our account presentation and payments services;

•	support systems — proprietary and commercial systems supporting our end-user service and other support services;

•	enabling technology — software enabling clients and their end-users to easily access our platform; and

•	interoperable Service Oriented Architecture, or SOA — software design permitting consistent, tight integration of product functionality across various product lines.

Our systems architecture is designed to provide end-user access for banking and bill payment remotely, primarily in application service provider, or ASP, mode. ASP mode is a fully managed service hosted in our technology centers, utilizing single instances of our applications software to provide cost effective and fully outsourced operations to multiple clients. We also offer single instance software for certain of our applications that can be hosted in our technology centers or installed in a client’s facilities, allowing increased customization and operational control.

Supplementary third-party financial services are linked to our systems through the Internet, which we integrate into our end-user applications and transaction processing. Incorporating such third-party capabilities into our system enables us to focus our technical resources on our proprietary applications, middleware and integration capabilities, which our technology framework facilitates.

Service oriented architecture is a key component of our technology. SOA permits the tight integration of product functionality in a consistent fashion across our various product lines. SOA powers our ability to deploy an application locally or remotely in a transparent manner, and provides both scalability and redundancy crucial to scaling transaction volume and providing uninterrupted service.

We typically interface to our clients and, in the case of banks and credit unions, their core processors, through the use of high-speed telecommunication circuits to facilitate both real time access and batch download of account and transaction detail. This approach allows us to deliver responsive, high performing, scalable, and reliable services ensuring capture and transmission of the most current information and providing enhanced functionality through real-time use of our communications gateways.

For the processing of payments and eCommerce transactions initiated though many of our bank and credit union clients, we operate a unique, real-time EFT gateway, with over 50 certified links to ATM networks and core processors. This gateway, depicted below, allows us to use online debits to retrieve funds in real-time, perform settlement authentication and obtain limited supplemental financial information. By using an online payment network to link into a client’s primary database for end-user accounts, we take advantage of established EFT gateway infrastructure. This includes all telecommunications and software links, security, settlements and other critical operating rules and processes. Using this real-time payments architecture, clients avoid the substantial additional costs necessary to expand their existing infrastructure. We also believe that our real-time architecture is more flexible and scalable than traditional batch systems.

Note:	This diagram is a representation of our gateway and does not include all links. Connections depicted are for illustrative purposes only.

Our payments gateway has allowed us to improve the cost, speed and quality of the bill payment services we provide to these bank and credit union clients. In addition to the benefits associated with bill payment, our ability to retrieve funds from end-user accounts in real-time is enabling us to develop the new payments services desired by financial services providers beyond our traditional client base. For example, we are now offering real-time account debit services to some payment acquirers and billers. Other applications, such as the funding of stored value cards and the real-time movement of money between accounts at different financial institutions, are particularly well suited for our system of Internet delivery coupled with the real-time debiting of funds.

Where the payment services we provide do not include accessing the end-users’ accounts to retrieve funds, we use the Automated Clearing House, or ACH, network to obtain funds for payment. We initiate an ACH debit either directly against the account of the end user or against the account of a financial institution that has consolidated the funds for all payments requested by its end user customers. For our biller clients, we also process credit card transactions as source of funds for payments.

We use the Mastercard RPPS network, the ACH network and other delivery channels to credit funds to our biller clients and other merchants and payment recipients.

We maintain comprehensive, proprietary biller and merchant warehouses for validation of remittance information, ensuring industry-leading accuracy in delivering payments. Our diverse biller and merchant base allows us to achieve extremely high levels of electronic payments, enhanced by tight technical integration with our biller clients.

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

Proprietary Rights

In June 1993, we were awarded U.S. Patent number 5,220,501 covering our real-time EFT network-based payments process. This patent covers bill payment and other online payments made from the home using any enabling device where the transaction is routed in real-time through an EFT network. In March 1995, in settlement of litigation, we cross-licensed this patent to Citibank for its internal use.

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

On July 11, 2006 we were awarded U.S. Patent number 7,076,458, a continuation of U.S. patent number 5,220,501. This final continuation expands the claims in that patent to cover a wide range of Internet banking applications that use ATM network-compatible messaging originated by a digital request message to conduct real-time debits and credits from customer bank accounts, whether from the home or another location and regardless of the type of equipment used to initiate the message. Since speed of payment is becoming increasingly valuable in the Internet bill payment market, our proprietary right to use ATM network-based payment methods (one of the few “real time” payment methods) represents a competitive advantage.

U.S. Patent Number 5,220,501 and all continuing applications of that patent (U.S. Patent numbers 6,202,054 and 7,076,458) expire in December 2009. Once these patents expire, we lose the ability to prevent current or potential competitors from mimicking our methods for using the ATM networks to make real-time debits and credits, increasing the speed of their Internet bill payment services and reducing a competitive advantage. The strict requirements of certifying to the ATM networks, time required to do so and know how needed to execute these non-standard transactions effectively, would still provide significant barriers to competitors trying to duplicate our network connections and methodologies.

In addition to our patents, we have registered trademarks. A significant portion of our systems, software and processes are proprietary. Accordingly, as a matter of policy, all management and technical employees execute non-disclosure agreements as a condition of employment.

Competition

We are not aware of any other company that offers a complete suite of account presentation, payments and relationship management services. However, a number of companies offer portions of the services provided by us and compete directly with us to provide such services. These companies often purchase the services they do not provide from us or other companies so that they can offer a broader suite of services to their clients. As such we may both compete with, and provide services for, other companies that also serve our targeted client bases. For example, we compete with S1, Corillian and Jack Henry in aspects of our business, but they are also our channel partners for the distribution of certain of our bill payment services.

In the banking market, we compete with specialized providers of web-based software and services and diversified financial technology providers, such as banking core processors, who bundle web capabilities with their other offerings. Specialized web-based providers include Digital Insight (an Intuit company), S1

Corporation, FundsXpress, Corillian and Sybase Financial Fusion, who sell banking account presentation capabilities and partner with others (including ourselves) for bill payment and other services. Specialized web-based bill payment providers include CheckFree, Metavante and iPay. Specialized web-based bill presentment providers include firms such as Yodlee, who integrate their aggregation technology and direct links to billers with a third-party payment partner.

Other competition in the small and mid-sized banking market includes diversified financial technology providers, particularly banking core processors such as Fiserv, Fidelity Information Systems, Jack Henry, Metavante, John Harland and Open Solutions. These core processors typically have one or more account presentation platforms with varying levels of capability. Some core processors, including Metavante, Fiserv and Fidelity Information Systems, also have captive bill payment capabilities. Other diversified financial technology providers, such as CashEdge and Intuit, compete with aspects of our business using their presentment and funds transfer products and services.

In the ecommerce market, we compete with web and telephone-based providers including biller and remittance service providers, credit card account presentation providers, and self-service collection software and services. Competition in the biller market includes JP Morgan Chase (through its Paymentech affiliate), First Data, CheckFree, Metavante, Fort Knox, Aliaswire, Cleartran, DST Output and other diversified remittance and lockbox providers such as banks. We also compete with expedited payments providers, who provide billers and their customers with same day payments, sometimes charging the consumer a convenience fee. These competitors include Fiserv’s BillMatrix and Western Union’s Speedpay, as well as the captive expedited payment capabilities of our more diversified competitors. There are also several providers that compete with us in the bill presentment arena. These include Oracle’s eDocs, which does not have an outsourced payment processing capability, Kubra, whose solution combines bill printing and payment, and Harbor Payments, which focuses on business-to-business invoice presentment and payment.

Other competition in the ecommerce market comes from providers of account presentation and payment to credit card issuers. These include specialized providers such as Corillian (through its acquisition of Intelidata), and diversified credit card processors such as TSYS and First Data, who have captive web-based capabilities. We also compete with internal information technology groups of our large prospective clients, and with debit, bill payment and remittance providers for credit cards payments. While the primary targeted market for our web-based collection service is card issuers, we also target other credit providers and collection agencies. Competition with our web-based collection service includes such firms Apollo and Debt Resolve, and the internal information technology groups of our large prospective clients.

Additionally, there are Internet financial services providers supporting brokerage firms, credit card issuers, insurance and other financial services companies. There are also Internet financial portals, such as Quicken.com, Yahoo Finance and MSN, who offer bill payment and aggregate consumer financial information from multiple financial institutions. Suppliers to these remote financial services providers potentially compete with us.

Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed end-user bases and significantly greater financial, technical and marketing resources. Further, some of our more specialized competitors, such as CheckFree, while currently targeting bill payment services to large financial institutions, may increasingly direct their marketing initiatives toward our targeted client base. We believe our advantage in the financial services market will continue to stem from our ability to offer a fully integrated end-to-end solution to our clients. In addition to our large installed end-user base and proprietary payments architecture, we believe our ability to continue to execute successfully will be driven by our performance in the following areas, including:

•	trust and reliability;

•	technical capabilities, scalability, and security;

•	speed to market;

•	end-user service;

•	ability to interface with our clients and their technology; and

•	operating effectiveness.

Government Regulation

We are not licensed by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions or other providers of financial services. However, many of our current and prospective clients providing retail financial services, such as commercial banks, credit unions, brokerage firms, credit card issuers, consumer finance companies, other loan originators and insurers, operate in markets that are subject to extensive and complex federal and state regulations and oversight. Under the authority of the Bank Service Company Act, the Gramm Leach Bliley Act of 1999 and other federal laws that apply to retail financial service providers, federal depository institution regulators have taken the position that we are subject to examination resulting from the services we provide to the institutions they regulate. In order not to compromise our clients’ standing with the regulatory authorities, we have agreed to periodic examinations by these regulators, who have broad supervisory authority to remedy any shortcomings identified in any such examination.

Although we are not directly subject to regulation as a retail financial service provider, our services and related products may be subject to certain regulations and, in any event, must be designed to work within the extensive and evolving regulatory constraints in which our clients operate. These constraints include federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the Community Reinvestment Act, the Financial Services Modernization Act, the Bank Service Company Act, the Electronic Signatures in Global and National Commerce Act, regulations promulgated by the United States Treasury’s Office of Foreign Assets Control (OFAC), privacy and information security regulations, laws against unfair or deceptive practices, the Electronic Signatures in Global and National Commerce Act, the USA Patriot Act of 2001 and other state and local laws and regulations. Given the wide range of services we provide and clients we serve, the application of such regulations to our services is often determined on a case-by-case basis.

In the future federal, state or foreign agencies may attempt to regulate our activities. For example, Congress could enact legislation to regulate providers of electronic commerce services as retail financial services providers or under another regulatory framework. The Federal Reserve Board may adopt new rules and regulations for electronic funds transfers that could lead to increased operating costs and could also reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance. Because of the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and federal or state authorities could enact laws, rules or regulations affecting our business operations. We also may be subject to federal, state and foreign money transmitter laws, encryption and security export laws and regulations and state and foreign sales and use tax laws. If enacted or deemed applicable to us, such laws, rules or regulations could be imposed on our activities or our business thereby rendering our business or operations more costly, burdensome, less efficient or impossible, any of which could have a material adverse effect on our business, financial condition and operating results.

Furthermore, some consumer groups have expressed concern regarding the privacy, security and interchange pricing of financial electronic commerce services. It is possible that one or more states or the federal government may adopt laws or regulations applicable to the delivery of financial electronic commerce services in order to address these or other privacy concerns, whether or not as part of a larger regulatory framework. We cannot predict the impact that any such regulations could have on our business.

We currently offer services over the Internet. It is possible that further laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, content, characteristics and quality of services and products rendering our business or operations more costly, burdensome, less efficient or impossible, any of which could have a material adverse effect on our business, financial condition and operating results.

Employees

At December 31, 2006, we had 600 employees. None of our employees are represented by a collective bargaining arrangement. We believe our relationship with our employees is good.

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

Although we first achieved profitability under generally accepted accounting principles, or GAAP, in the third quarter of 2002, we have experienced unprofitable quarters since that time and cannot be certain that we can be profitable in all future periods. Unprofitable quarters may be due to the loss of a large client, acquisition of additional businesses or other factors. For example, we expect to be unprofitable for some period following our acquisition of Princeton, due to increased cash and non-cash expenses associated with that acquisition and its financing. How long we remain unprofitable will depend on our ability to increase revenue and control our operating expenses. Although we believe we have achieved economies of scale in our operations, if growth in our revenues does not significantly outpace the increase in our operating and non-operating expenses, we may not be profitable in future periods.

Our clients are concentrated in a small number of industries, including the financial services industry, and changes within those industries could reduce demand for our products and services.

A large portion of our revenues are derived from financial service providers, primarily banks, credit unions and credit card issuers. Unfavorable economic conditions adversely impacting those types of businesses could have a material adverse effect on our business, financial condition and results of operations. For example, depository financial institutions have experienced, and may continue to experience, cyclical fluctuations in profitability as well as increasing challenges to improve their operating efficiencies. Due to the entrance of non-traditional competitors and the current environment of low interest rates, the profit margins of depository financial institutions have narrowed. As a result, the business of some financial institutions has slowed, and may continue to slow, their capital and operating expenditures, including spending on web-based products and solutions, which can negatively impact sales of our online payments, account presentation, marketing and support services to new and existing clients. Decreases in, or reallocation of, capital and operating expenditures by our current and potential clients, unfavorable economic conditions and new or persisting competitive pressures could adversely affect our business, financial condition and results of operations.

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

There is no guarantee that the number of end-users using our services will continue to increase. Because our fee structure is designed to establish recurring revenues through monthly usage by end-users of our clients, our recurring revenues are dependent on the acceptance of our services by end-users and their continued use of account presentation, payments and other financial services we provide. Failing to retain the existing end-users and the change in spending patterns and budgetary resources of our clients and their end-users will adversely affect our operating results.

Any failure of our clients to effectively market our services could have a material adverse effect on our business.

To market our services to end-users, we require the consent, and often the assistance of, our clients. We generally charge our clients fees based on the number of their end-users who have enrolled with our clients for the services we provide or on the basis of the number of transactions those end-users generate. Therefore, end-user adoption of our services affects our revenue and is important to us. Because our clients offer our services under their name, we must depend on those clients to get their end-users to use our services. Although we offer extensive marketing programs to our clients, our clients may decide not to participate in our programs or our clients may not effectively market our services to their end-users. Any failure of our clients to allow us to effectively market our services could have a material adverse effect on our business.

Demand for low-cost or free online financial services and competition may place significant pressure on our pricing structure and revenues and may have an adverse effect on our financial condition.

Although we charge our client institutions for the services we provide, our clients offer many of the services they obtain from us, including account presentation and bill payments, to their customer end-users at low cost or for free. Clients and prospects may therefore reject our services in favor of companies that can offer more competitive prices. Thus, market competition may place significant pressure on our pricing structure and revenues and may have an adverse effect on our financial condition.

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

The continuing consolidation of the financial services industry could result in a smaller market for our bank-related services. Consolidation frequently results in a change in the systems of, and services offered by, the combined entity. This could result in the termination of our services and related products if the acquirer has its own in-house system or outsources to our competitors. This would also result in the loss of revenues from actual or potential retail end-users of the acquired financial services provider.

Our failure to compete effectively in our markets would have a material adverse effect on our business.

We may not be able to compete with current and potential competitors, many of whom have longer operating histories, greater name recognition, larger, more established end-user bases and significantly greater financial, technical and marketing resources. Further, some of our competitors provide, or have the ability to provide, the same range of services we offer. They could market to our client and prospective client base. Other competitors, such as core banking processors, have broad distribution channels that bundle competing products directly to financial services providers. Also, competitors may compete directly with us by adopting a similar business model or through the acquisition of companies, such as resellers, who provide complementary products or services.

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

Our quarterly revenues, expenses and operating results may vary from quarter to quarter in the future based upon a number of factors, many of which are not within our control. Our revenue model is based largely on recurring revenues derived from actual end- user counts. The number of our total end-users is affected by many factors, many of which are beyond our control, including the number of new user registrations, end-user turnover, loss of clients, and general consumer trends. Our results of operations for a particular period may be adversely affected if the revenues based on the number of end-users forecasted for that period are less than expected. As a result, our operating results may fall below market analysts’ expectations in some future quarters, which could have a material adverse effect on the market price of our stock.

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

The expansion of our business is dependent, in part, on our developing, marketing and selling new financial products to our clients and their customers. If any new products we develop prove defective or if we fail to properly market these products to our clients or sell these products to their customers, the growth we envision for our company may not be achieved and our revenues and profits may be adversely affected.

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

We cannot assure that third parties will not assert infringement claims against us in the future with respect to our current or future products or that any such assertion will not require us to enter into royalty arrangements (if available). Litigation could result from claims of infringement that could be costly to us.

System failures could hurt our business and we could be liable for some types of failures the extent or amount of which cannot be predicted.

Like other system operators, our operations are dependent on our ability to protect our system from interruption caused by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond our control. We maintain our own and outsourced offsite disaster recovery facilities for our primary data centers. In the event of major disasters, both our primary and backup locations could be equally impacted. We do not currently have sufficient backup facilities to provide full Internet services if our primary facilities are not functioning. We could also experience system interruptions due to the failure of our systems to function as intended or the failure of the systems we rely upon to deliver our services, such as: ATM networks, the Internet, the systems of financial institutions, processors that integrate with our systems and other networks and systems of third parties. Loss of all or part of our systems or the systems of third parties with which our systems interface for a period of time could have a material adverse effect on our business. We may be liable to our clients for breach of contract for interruptions in service. Due to the numerous variables surrounding system disruptions, we cannot predict the extent or amount of any potential liability.

Security breaches could have a material adverse effect on our business.

Like other system operators, our computer systems may be vulnerable to computer viruses, hackers, and other disruptive problems caused by unauthorized access to, or improper use of, our systems by third parties or employees. We store and transmit confidential financial information in providing our services. Although we intend to continue to implement state-of-the-art security measures, computer attacks or disruptions may jeopardize the security of information stored in and transmitted through our computer systems or those of our clients and their end-users. Actual or perceived concerns that our systems may be vulnerable to such attacks or disruptions may deter financial services providers and consumers from using our services.

Additionally, one or more states, such as California, have adopted, and other states may be adopting, laws and regulations requiring that in-state account holders of a financial services provider be notified if their personal confidential information is compromised. If the specific account holders whose information has been compromised cannot be identified, all in-state account holders of the provider must be notified. If any such notice is required of us, confidence in our systems’ integrity would be undermined and both financial services providers and consumers may be reluctant to use our services.

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

The financial services industry is subject to extensive and complex federal and state regulation. In addition, our clients are heavily concentrated in the financial services, utility and healthcare industries, and therefore operate under high levels of governmental supervision. Our clients must ensure that our services and related products work within the extensive and evolving regulatory requirements applicable to them.

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

Federal, state or foreign authorities could also adopt laws, rules or regulations relating to the industries we serve that affect our business, such as requiring us or our clients to comply with additional data, record keeping and processing and other requirements. It is possible that laws and regulations may be enacted or modified with respect to the Internet, covering issues such as end-user privacy, pricing, content, characteristics, taxation and quality of services and products. If enacted or deemed applicable to us, these laws, rules or regulations could be imposed on our activities or our business, thereby rendering our business or operations more costly, burdensome, less efficient or impossible and requiring us to modify our current or future products or services.

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

We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Global Select Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent registered public accounting firm. We document and test our internal control systems and procedures and consider improvements that may be necessary in order for us to comply with the requirements of Section 404. This process requires us to hire outside advisory services and results in additional expenses for us. In addition, the evaluation and attestation processes required by Section 404 are conducted annually. Although we believe we currently have adequate internal controls over financial reporting, in the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that our controls over financial reporting are not effective as defined under Section 404 in the future, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Increased scrutiny of financial disclosure and any resulting restatement of earnings could increase our litigation risk, limit our access to the capital markets and reduce investor confidence, which may adversely affect the market price of our common stock.

Congress, the SEC and other regulatory authorities are intensely scrutinizing financial reporting issues and practices, with particular attention focused on companies’ interpretations of often complicated generally accepted accounting principles. Although all businesses face uncertainty with respect to how the U.S. financial disclosure environment may be affected by this process, our risk is heightened by the complexity introduced by our rapid growth and acquisition activities. If we have to restate our financial statements as a result of a determination that we had incorrectly applied generally accepted accounting principles, that restatement could adversely affect our ability to access the capital markets or the market price of our common stock. Scrutiny regarding financial reporting may also result in an increase in litigation involving companies with publicly traded securities. There can be no assurance that any such litigation, either against us specifically or as part of a class, would not materially adversely affect our business or the market price of our common stock.

Risks Related to Acquisitions

We may face difficulties in integrating acquired businesses.

We acquired Incurrent in December 2004, IDS in June 2005 and Princeton in July 2006, and we may acquire additional businesses in the future. To achieve the anticipated benefits of these acquisitions, we need, and will need, to successfully integrate the acquired businesses with our operations, to consolidate certain functions and to integrate procedures, personnel, product lines and operations in an efficient and effective manner. The integration process may be disruptive to, and may cause an interruption of, or a loss of momentum in, our business as a result of a number of potential obstacles, such as:

•	the loss of key employees or end-users;

•	the need to coordinate diverse organizations;

•	difficulties in integrating administrative and other functions;

•	the loss of key members of management following the acquisition; and

•	the diversion of our management’s attention from our day-to-day operations.

If we are not successful in integrating these businesses or if the integrations take longer than expected, we could be subject to significant costs and our business could be adversely affected.

We may have limited knowledge of, or experience with, the industries served and products provided by our acquired businesses.

Though we have acquired, and intend to continue to acquire, businesses that are related to our existing business, we may acquire businesses that offer products or services that are different from those we otherwise offer. For example, prior to our acquisition of Princeton, we did not have any products targeted to billers or any biller clients. In such cases, we may need to rely heavily on the management of the acquired business for some period until we can develop the understanding required to manage that business segment independently. If we are unable to retain key members of the acquired management team or are unable to develop an understanding of that business segment in a timely manner, we may miss opportunities or make business decisions that could impact client and prospect relationships, future product offerings, service levels and other areas that could adversely impact our business.

Our acquisitions increase the size of our operations and the risks described herein.

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

We have relied upon, and may continue to rely upon, limited representations and warranties of the companies we acquire. Although we put in place contractual and other legal remedies and limited escrow protection for losses that we may incur as a result of breaches of representations and warranties, we cannot assure you that our remedies will adequately cover any losses that we incur.

Goodwill recorded on our balance sheet may become impaired, which could have a material adverse effect on our operating results.

As a result of recent acquisitions we have undertaken, we have recorded a significant amount of goodwill. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets (“SFAS No. 142”), we annually evaluate the potential impairment of goodwill that was recorded at each acquisition date. Testing for impairment of goodwill involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Circumstances could change which would give rise to an impairment of the value of that recorded goodwill. This potential impairment would be charged as an expense to the statement of operations which could have a material adverse effect on our operating results.

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

The stock market in general and the Nasdaq Global Select Market have experienced extreme price and volume fluctuations and volatility that has particularly affected the market prices of many technology, emerging growth and developmental stage companies. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against a company. Litigation, if instituted, whether or not successful, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business.

We have a substantial number of shares of common and convertible preferred stock outstanding, including shares issued in connection with certain acquisitions and shares that may be issued upon exercise of grants under our equity compensation plans that, if sold, could affect the trading price of our common stock.

We have issued shares of our common and convertible preferred stock in connection with certain acquisitions and may issue additional shares of our common stock in connection with future acquisitions. For example, we issued shares of convertible preferred stock to a single investor group as a part of the financing for our acquisition of Princeton which are currently convertible into 4.6 million shares of common stock. We also have over 3.9 million shares of common stock that may be issued upon the exercise of stock options and or vesting of restricted stock, and over an additional 1.6 million shares reserved for the future issuance under our equity compensation plan and our employee stock purchase program. We cannot predict the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of equity compensation grants), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

We have a significant amount of debt and redeemable preferred stock which will have to be repaid and may adversely affect our financial performance.

In connection with our acquisition of Princeton, we issued $85 million in debt and $75 million in redeemable preferred stock. The interest we pay on the debt and the amounts we accrete to the redeemable preferred stock reduce our U.S. GAAP earnings and our cash flows. The reduction of our earnings associated with this debt and redeemable preferred stock could have an adverse impact on the trading price of our shares of common stock.

Our plans to operate and grow may be limited if we are unable to obtain sufficient financing.

We may need to be prepared to expand our business through further strategic acquisitions and new markets when we identify desirable opportunities. We may need additional equity and debt financing for these purposes. We may not be able to obtain such financing on acceptable terms, or at all. Recent debt financing has added interest expense that has further burdened our cost structure. Failure to obtain additional financing could weaken our operations or prevent us from achieving our business objectives. Equity financings, as well as debt financing with accompanying warrants, can be dilutive to our stockholders. Negative covenants associated with debt financings may also restrict the manner in which we would otherwise desire to operate our business.

Holders of our outstanding preferred stock have liquidation and other rights that are senior to the rights of the holders of our common stock.

Our board of directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock. In connection with our acquisition of Princeton, our board designated 75,000 shares of our preferred stock as Series A-1 preferred stock all of which have been issued at a price of $1,000 per share. Holders of our shares of Series A-1 preferred stock are entitled to a liquidation preference, before amounts are distributed on our shares of common stock, of 115% of the original issue price of these shares plus 8% per annum of the original issue price with an interest factor thereon tied to the iMoneyNet First Tier Institutional Average. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our Series A-1 preferred stock have the right to elect one director to our board of directors.

Holders of our Series A-1 preferred stock have voting rights that may restrict or ability to take corporate actions.

We cannot issue any security or evidence of indebtedness, other than in connection with an underwritten public offering, without the consent of the holders of a majority of the outstanding shares of Series A-1 preferred stock. We also cannot amend our certificate of incorporation nor have our board designate any future series of preferred stock if any such amendment or designation adversely impacts the Series A-1 preferred stock. Our inability to obtain these consents may have an adverse impact in our ability to issue securities in the future to advance our business.

Holders of our Series A-1 preferred stock have a redemption right.

After the seventh anniversary of the original issue date of our shares of Series A-1 preferred stock which will occur in July 2013, the holders of such shares have the right to require us to repurchase their shares, if then outstanding, at 115% of the original issue price. Upon the election of this right of redemption, we may not have the necessary funds to redeem the shares and we may not have the ability to raise funds for this purpose on favorable terms or at all. Our obligation to redeem these shares could have an adverse impact on our financial condition and upon the operations of our business.

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

If we are unable to comply with the covenants in our credit agreement, a default under the terms of that agreement could arise thereby potentially resulting in an acceleration of the repayment of borrowed funds.

Our credit agreement requires us to comply with certain covenants, including prescribed financial requirements. Our ability to meet these requirements may be affected by events beyond our control, including, without limitation, sales levels, contract terminations and market pricing pressures. No assurance can be provided that our financial performance will enable us to remain in compliance with these financial requirements. If we are unable to comply with the terms of our credit agreement, a default could arise under this agreement. In the event of a default, our lenders could terminate their commitment to lend or accelerate any loans and declare all amounts borrowed due and payable. In this event, there can be no assurance that we would be able to make the necessary payment to the lenders or that we would be able to find alternative financing on terms acceptable to us.

Item 2.	Properties

We are headquartered in Chantilly, Virginia where we lease approximately 75,000 square feet of office space. The lease expires September 30, 2014. We also lease data center space in McLean, Virginia and office space in Princeton, New Jersey, Parsippany, New Jersey, Woodland Hills, California and Pleasanton, California. Our banking and eCommerce segments operate from all of our leased office space except for the Parsippany, New Jersey office, from which only our eCommerce segment operates and the Woodland Hills, California and Pleasanton, California offices, from which only our banking segment operates. We believe that all of our facilities are in good condition and are suitable and adequate to meet our operations. Additionally, we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings

From time to time we may be involved in litigation arising in the normal course of our business. We are not a party to any litigation, individually or in the aggregate, that we believe would have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the NASDAQ National Market on June 4, 1999 and now trades on the NASDAQ Global Select Market under the symbol “ORCC”. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated, as reported by NASDAQ:

	2006		2005
Fiscal Quarter Ended	High	Low	High	Low

First Quarter	$13.650	$11.400	$9.950	$7.250
Second Quarter	13.890	9.170	11.590	8.500
Third Quarter	12.470	9.620	11.170	9.180
Fourth Quarter	13.090	9.490	12.160	10.500

The market price of our common stock is highly volatile and fluctuates in response to a wide variety of factors. See “Business — Risk Factors — Our Stock Price is Volatile.”

On December 31, 2006, we had approximately 146 holders of record of common stock. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

We have not paid any cash dividends on our common stock and currently intend to retain any future earnings for use in our business. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

For information regarding securities authorized for issuance under the Company’s equity compensation plans, see Note 15 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,475,160	$5.15	1,448,502
Equity compensation plans not approved by security holders	2,446,170	$5.21	—

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data set forth below with respect to Online Resources’ Consolidated Statements of Operations for the fiscal years ended December 31, 2006, 2005 and 2004 and with respect to Online Resources’ Consolidated Balance Sheets at December 31, 2006 and 2005 are derived from the audited Consolidated Financial Statements of Online Resources Corporation, which are included elsewhere in this Form 10-K. Consolidated Statements of Operations data for the fiscal years ended December 31, 2003 and 2002 and Consolidated Balance Sheet data at December 31, 2004, 2003 and 2002 are derived from Consolidated Financial Statements of Online Resources not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements, the related Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Year Ended December 31,
	(in thousands, except per share amounts)
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenues:
Service fees	$81,573	$52,383	$39,202	$33,607	$29,603
Professional services and other	10,163	8,118	3,083	4,801	2,751

Total revenues	91,736	60,501	42,285	38,408	32,354
Cost of revenues	41,317	26,057	19,279	16,631	14,846

Gross profit	50,419	34,444	23,006	21,777	17,508
General and administrative	19,780	13,664	9,586	8,161	6,820
Sales and marketing	18,009	8,680	6,263	6,433	5,368
Systems and development	7,382	4,204	3,246	3,831	4,345

Total expenses	$45,171	$26,548	$19,095	$18,425	$16,533

Income from operations	$5,248	$7,896	$3,911	$3,352	$975
Other (expense) income	(3,992)	1,301	182	(1,234)	(1,381)

Income (loss) before income tax provision (benefit)	1,256	9,197	4,093	2,118	(406)
Income tax provision (benefit)	935	(13,466)	146	16	—
Net income (loss)	321	22,663	3,947	2,102	(406)
Preferred stock accretion	(4,309)	—	—	—	—

Net (loss) income available to common stockholders	$(3,988)	$22,663	$3,947	$2,102	$(406)

Net (loss) income available to common stockholders per share:
Basic	$(0.16)	$0.97	$0.22	$0.14	$(0.03)
Diluted	$(0.16)	$0.88	$0.20	$0.13	$(0.03)
Shares used in calculation of net (loss) income to common stockholders per share
Basic	25,546	23,434	18,057	15,141	13,521
Diluted	25,546	25,880	20,128	16,686	13,521

	Year Ended December 31,
	(in thousands)
	2006	2005	2004	2003	2002

Balance Sheet Data:
Cash, cash equivalents and investments	$32,154	$55,864	$4,641	$13,038	$6,786
Working capital	41,483	61,688	10,056	14,744	8,650
Total assets	286,591	115,596	44,533	26,735	21,330
Notes payable, less current portion	85,000	—	—	—	12,000
Capital lease obligations, less current portion	92	—	—	11	111
Other non-current liabilities	9,473	5,229	1,998	303	356
Total liabilities	111,148	12,560	9,712	4,378	15,832
Redeemable convertible preferred stock	72,108	—	—	—	—
Stockholders’ equity	103,335	103,036	34,771	22,309	5,498

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

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

OVERVIEW

We provide outsourced, web-based financial technology services branded to over 2,600 financial institution, biller, card issuer and creditor clients. With four business lines in two primary vertical markets, we serve over 9 million billable consumer and business end-users. End-users may access and view their accounts online and perform various web-based self-service functions. They may also make electronic bill payments and funds transfers, utilizing our unique, real-time debit architecture, ACH and other payment methods. Our value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for our clients. Further, we have professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. We currently operate in two business segments — Banking and eCommerce.

Registered end-users using account presentation, bill payment or both, and the payment transactions executed by those end-users are the major drivers of our revenues. Since December 31, 2005, the number of users using our account presentation services increased 50%, and the number of users using our payment services increased 533%, for an overall 202% increase in users. For the year ended December 31, 2006, the number of payment transactions completed by banking and biller end-users increased by 150%. The large increase in payment services users and payment transactions in 2006 is the result of the Princeton acquisition, which occurred on July 3, 2006. This acquisition brought us approximately 1.6 million additional payment services users in the banking segment, 2.5 million additional users in the eCommerce segment and 9.0 million additional payment transactions per month. Exclusive of the users and payment transactions brought to us by the Princeton acquisition, users increased by 43% and payment transactions increased by 26%.

			Increase/
	Period Ended December 31,		(Decrease)
	2006	2005	Change	%

Account presentation users (000s):
Banking segment	916	639	277	43%
eCommerce segment	2,375	1,559	816	52%

Enterprise	3,291	2,198	1,093	50%
Payment services users (000s):
Banking segment	3,287	934	2,353	252%
eCommerce segment	2,626	—	2,626	n/a

Enterprise	5,913	934	4,979	533%
Total users (000s):
Banking segment	4,025	1,425	2,600	182%
eCommerce segment	5,001	1,559	3,442	221%

Enterprise	9,026	2,984	6,042	202%
Payment services transactions (000s):
Banking segment	104,208	46,212	57,996	125%
eCommerce segment	11,144	—	11,144	n/a

Enterprise	115,352	46,212	69,140	150%

We have long-term service contracts with most of our financial services provider clients. The majority of our revenues are recurring, though these contracts also provide for implementation, set-up and other non-recurring fees. Account presentation services revenues are based on either a monthly license fee, allowing our financial institution clients to register an unlimited number of customers, or a monthly fee for each registered customer. Payment services revenues are either based on a monthly fee for each customer enrolled, a fee per executed transaction, or a combination of both. Our clients pay nearly all of our fees and then determine if or how they want to pass these costs on to their users. They typically provide account presentation services to users free of charge, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products.

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

Revenue Recognition Policy.  We generate revenues from service fees, professional services, and other supporting services as a financial technology services provider in the banking and eCommerce markets.

Service fee revenues are generally comprised of account presentation services, payment services and relationship management services. Many of our contracts contain monthly user fees, transaction fees and new user registration fees for the account presentation services, payment services and relationship management services we offer that are often subject to monthly minimums, all of which are classified as service fees in our statements of operations. Additionally, some contracts contain fees for relationship management marketing programs which are also classified as service fees in our statements of operations. These services are not considered separate deliverables pursuant to Emerging Issues Task Force Issues (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). Accordingly, the new user registration fees are deferred and recognized as revenues on a straight-line basis over the period from the date that new user registration work concludes through the end of the contract. Fees for relationship management marketing programs, monthly user and transaction fees, including the monthly minimums, are recognized in the month in which the services are provided or, in the case of minimums, in the month to which the minimum applies. We recognize revenues from service fees in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”), which requires that revenues generally are realized or realizable and earned when all of the following criteria are met: a) persuasive evidence of an arrangement exists; b) delivery has occurred or services have been rendered; c) the seller’s price to the buyer is fixed or determinable; and d) collectibility is reasonably assured. Revenues associated with services that are subject to refund are not recognized until such time as the exposure to potential refund has lapsed.

We collect funds from end-users and aggregate them in clearing accounts, which are not included in our consolidated balance sheets, as we do not have ownership of these funds. For certain transactions, funds may remain in the clearing accounts until a payment check is deposited or other payment transmission is accepted by the receiving merchant. We earn interest on these funds for the period they remain in the clearing accounts. The collection of interest on these clearing accounts is considered in our determination of our fee structure for clients and represents a portion of the payment for services performed by us. The interest totaled $6.4, $1.8 and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively and is classified as service fees in our consolidated statements of operations.

Professional services revenues consist of implementation fees associated with the linking of our financial institution clients to our service platforms through various networks, along with web development and hosting fees, training fees, communication services and sales of software licenses and related support. When we provide access to our service platforms to the customer using a hosting model, revenues are recognized in accordance with SAB No. 104. The implementation and web hosting services are not considered separate deliverables pursuant to EITF No. 00-21. Accordingly, implementation fees and related direct implementation costs are deferred and recognized on a straight-line basis over the contract term, which is typically three years. Revenues from web development, web hosting, training and communications services are recognized over the term of the contract as the services are provided.

When we provide services to the customer through the delivery of software, revenues from the sale of software licenses, services and related support are recognized according to Statement of Position No. 97-2, Software Revenue Recognition (“SOP No. 97-2”), as amended by SOP No. 98-9, Software Revenue Recognition With Respect to Certain Transactions (“SOP No. 98-9”). In accordance with the provisions of SOP No. 97-2, revenues from sales of software licenses are recognized when there is persuasive evidence that an arrangement exists, the fee is fixed or determinable, collectibility is probable and the software has been delivered, provided that no significant obligations remain under the contract. We have multiple-element software arrangements, which in addition to the delivery of software, typically also include support services. For these arrangements, we recognize revenues using the residual method. Under the residual method, the fair value of the undelivered elements, based on vendor specific objective evidence of fair value, is deferred. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenues related to the delivered elements. We determine the fair value of the undelivered elements based on the amounts charged when those elements are sold separately. For sales of software that require significant production, modification or customization, pursuant to SOP No. 97-2, we apply the provisions of Accounting Research Bulletin (“ARB”) No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP No. 81-1”), and recognize revenues related to software license fees and related services using the percentage-of-completion method. The percentage-of-completion is measured based on the percentage of labor effort incurred to date to estimated total labor effort to complete delivery of the software license. Changes in estimates to complete and revisions in overall profit estimates on these contracts are charged to our consolidated statements of operations in the period in which they are determined. We record any estimated losses on contracts immediately upon determination. Revenues related to support services are recognized on a straight-line basis over the term of the support agreement.

Other revenues consist of service fees related to enhanced third-party solutions and termination fees. Service fees for enhanced third-party solutions include fully integrated bill payment and account retrieval services through Intuit’s Quicken, check ordering, inter-institution funds transfer, account aggregation and check imaging. Revenues from these service fees are recognized over the term of the contract as the services are provided. Termination fees are recognized upon termination of a contract.

Allowance for Doubtful Accounts.  The provision for losses on accounts receivable and allowance for doubtful accounts are recognized based on our estimate, which considers our historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data and financial health of specific customers. During the year ended December 31, 2006, we wrote-off $32,000 of accounts receivable against the allowance for doubtful accounts and reduced the allowance by an additional $48,000 based on judgment related to projected data to reflect a balance of $148,000 at year end. This represents management’s estimate of the probable losses in the accounts receivable balance at December 31, 2006. While the allowance for doubtful accounts and the provision for losses on accounts receivable depend to a large degree on future conditions, management can not forecast significant adverse developments in 2007.

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

Prior to December 31, 2005, we maintained a full valuation allowance on the deferred tax asset resulting primarily from our net operating loss carryforwards, since the likelihood of the realization of that asset had not become “more likely than not” as of those balance sheet dates. At December 31, 2005, we determined that our recent experience generating taxable income balanced against our history of losses, along with our projection of future taxable income, constituted significant positive evidence for partial realization of the deferred tax asset and, therefore, partial release of the valuation allowance against that asset. Therefore, in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), we released valuation allowance against $36 million of our total $81 million net operating loss carryforwards at December 31, 2005, creating a $13.7 million deferred tax asset as of December 31, 2005 and a $13.5 million benefit to our earnings for the year ended December 31, 2005. At one or more future dates, if sufficient positive evidence exists that it is “more likely than not” that the benefit will be realized with respect to the remaining net operating loss carryforwards and deferred tax asset, we will release the remaining valuation allowance, realize the remaining deferred tax asset and report the associated benefit to our earnings in the appropriate period.

Cost of Internal Use Software and Computer Software to be Sold.  We capitalize the cost of computer software developed or obtained for internal use in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP No. 98-1”). Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the development stage. We expense costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are being depreciated on a straight-line basis over an estimated useful life of three years upon being placed in service.

We capitalize the cost of computer software to be sold according to SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS No. 86”). Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is ready for general release to customers.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets.  We evaluate the recoverability of our identifiable intangible assets, goodwill and other long-lived assets in accordance with SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Under these provisions, we assess the recoverability of these types of assets at least annually and when events or circumstances indicate a potential impairment. We use the fair value method to assess the recoverability of our goodwill within our two reporting units, banking and eCommerce. We use the undiscounted cash flows method, when needed, to assess the recoverability of our identifiable intangible assets and other long-lived assets and the discounted cash flows method, at least annually, to assess the recoverability of our goodwill. We did not incur any impairment charges for the years ended December 31, 2006, 2005 or 2004. Future impairment assessments could result in impairment charges that would reduce the carrying values of these assets.

Escalation Accrual.  The Series A-1 Redeemable Convertible Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid dividends. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), we bifurcated the fair market value of this feature as an embedded derivative which is classified as a liability. This liability for the fair value of the embedded derivative will be adjusted to mark its fair value to market at the end of each reporting period by adjusting interest expense and therefore, current income. There is no active quoted market available for the fair value of the embedded derivative. Thus, management has to make substantial estimates about the future cash flows related to the liability, the estimated period which the Series A-1 preferred stock will be outstanding and the appropriate discount rates commensurate with the risks involved.

Derivative Instruments and Hedging Activities.  SFAS No. 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss and reclassified into operations in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income/expense in current operations during the period of change. Alternatively, if meeting the criteria of Derivative Implementation Group Statement 133 Implementation Issue No. G20, a cash flow hedge is considered “perfectly effective” and the entire gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss and reclassified into operations in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Derivatives are reported on the balance sheet in other current and long-term assets or other current and long-term liabilities based upon when the financial instrument is expected to mature. Accordingly, derivatives are included in the changes in other assets and liabilities in the operating activities section of the statement of cash flows. Alternatively, in accordance with SFAS No. 95, Statement of Cash Flows, derivatives containing a financing element are reported as a financing activity in the statement of cash flows.

Stock-Based Compensation.  On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Prior to the adoption of SFAS 123(R), we accounted for our equity compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No stock-based employee compensation cost was recognized in the consolidated statements of operations for 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. The expected volatility for stock options to purchase the Company’s common stock is based on implied volatility from the historical volatility of its common stock.

Staff Accounting Bulletin No. 108

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 requires that public companies utilize a “dual-approach” method to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment (“rollover” method) and a balance sheet focused assessment (“iron curtain” method). The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006.

Under the provisions of SAB No. 108 we reevaluated our recognition of certain user set-up fees charged to clients to establish online banking capabilities to individual customers. We determined that these fees should be recognized as revenue over the remaining life of client contracts rather than at the time of set up as had been done in prior years. While the impact on prior year financial statements was not considered material using the rollover method, the error was considered material using the iron curtain method. In accordance with the transition provisions of SAB 108, the cumulative effect of the error was recorded as an adjustment of accumulated deficit as of January 1, 2006. The resulting cumulative effect adjustment was a $1.4 million increase to deferred revenue and corresponding increase to the accumulated deficit.

Recently Issued Pronouncements.  In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. We have not yet determined if the adoption of FIN 48 will have a material effect on our consolidated financial position and results of operations.

In September 2006, the Financial Accounting Standards Board issued, SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. Also, fair value measurements would be separately disclosed by level within the fair value hierarchy which gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company has no plans to adopt the statement early and will adopt by January 1, 2008, as required. The Company has not determined the effect, if any, the adoption of SFAS No. 157 will have on the Company’s financial position and results of operations.

Also see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2006 included elsewhere in this Form 10-K, which discusses accounting policies.

Results of Operations

The following table presents the summarized results of operations for our two reportable segments, banking and eCommerce (dollars in thousands):

	Year Ended December 31,
	2006		2005		2004
	Dollars	%	Dollars	%	Dollars	%

Revenues:
Banking	$77,106	84%	$52,445	87%	$42,285	100%
eCommerce	14,630	16%	8,056	13%	—	0%

Total	$91,736	100%	$60,501	100%	$42,285	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin

Gross profit:
Banking	$46,756	61%	$31,052	59%	$23,006	54%
eCommerce	4,843	33%	3,674	46%	—	0%
Unallocated	(1,180)		(282)		—

Total	$50,419	55%	$34,444	57%	$23,006	54%

	Dollars	%	Dollars	%	Dollars	%

Operating expenses:
Banking	$24,047	53%	$17,563	66%	$14,024	73%
eCommerce	8,995	20%	2,942	11%	—	0%
Unallocated	12,129	27%	6,043	23%	5,071	27%

Total	$45,171	100%	$26,548	100%	$19,095	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin

Income from operations:
Banking	$22,709	29%	$13,489	26%	$8,982	21%
eCommerce	(4,152)	−28%	732	9%	—	0%
Unallocated	(13,309)		(6,325)		(5,071)

Total	$5,248	6%	$7,896	13%	$3,911	9%

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Revenues

We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues increased $31.2 million, or 52%, to $91.7 million for the year ended December 31, 2006, from $60.5 million for the same period of 2006. Approximately 70% of the increase was attributable to the addition of revenues from Princeton, which was acquired on July 3, 2006, while the remaining 30% of the increase was attributable to organic growth relative to 2006.

	Year Ended December 31,		Change
	2006	2005	Difference	%

Revenues (dollars in millions):
Account presentation services	$8.0	$8.8	$(0.8)	−9%
Payment services	65.5	35.9	29.6	83%
Relationship management services	8.0	7.7	0.3	4%
Professional services and other	10.2	8.1	2.1	25%

Total revenues	$91.7	$60.5	$31.2	52%

Payment metrics
Payment services clients(1)	877	790	87	11%
Payment transactions (000s)(1)	58,151	46,212	11,939	26%
Adoption rates:
Account presentation services — Banking(1)(2)	27.5%	22.9%	4.6%	20%
Payment services — Banking(1)(3)	11.5%	9.6%	1.9%	20%

Notes:

(1)	Excludes Princeton for the purposes of comparison to prior year

(2)	Represents the percentage of users subscribing to our account presentation services out of the total number of potential users enabled for account presentation services.

(3)	Represents the percentage of users subscribing to our payment services out of the total number of potential users enabled for payment services.

Account Presentation Services.  Both the banking and eCommerce segments contribute to account presentation services revenues, which decreased $0.8 million to $8.0 million. The loss of three of our largest clients, who were acquired by other financial institutions and subsequently migrated off our platform in the first half of 2005, is the primary reason for the decrease, with account presentation services revenue generated by the remaining client base increasing by 7% compared to 2005. None of this growth was due to the acquisition of Princeton. The low rate of growth is the result of our decision to fix price the account presentation service to our clients, especially our banking clients, in an effort to drive adoption of those services. This allows our financial services provider clients to register an unlimited number of account presentation services users (as evidenced by the 20% increase in banking account presentation services adoption since December 31, 2005) to whom we can then attempt to up-sell our higher margin bill pay products and other services.

Payment Services.  Primarily composed of revenues from the banking segment prior to the acquisition of Princeton, payment services revenue is now driven by both the banking and eCommerce segments. Payment services revenues increased to $65.5 million for the year ended December 31, 2006 from $35.9 million in the prior year. While approximately 70% of the increase was related to the addition of new revenues from Princeton, the remaining 30% was driven by growth in our existing business in the form of a 25% increase in the number of period-end payment services users and a 26% increase in the number of payment transactions processed during the period. The increases in period-end payment services users and the number of payment transactions processed by our existing business resulted from two factors: an increase in financial services provider clients using our payment services and an increase in payment services adoption by our payment services clients’ end-users. Compared to December 31, 2005, the number of financial services provider clients using our payment services increased from 790 to 877. Additionally, we increased the adoption rate of our payment services from 9.6% at December 31, 2005 to 11.5% at December 31, 2006.

Relationship Management Services.  Primarily composed of revenues from the banking segment, relationship management services revenues increased slightly by $0.3 million. This was the result of a 34% increase in the number of period-end banking segment end-users utilizing either account presentation or payment services compared to 2005, exclusive of acquired Princeton users since they do not currently contribute to relationship management services revenues.

Professional Services and Other.  Both the banking and eCommerce segments contribute to professional services and other revenues, which increased by $2.1 million to $10.2 million in 2006 as a result of the acquisition of Integrated Data Systems in June 2005 and Princeton in July 2006. The additional revenues brought by these acquisitions in 2006 were partially offset by lower one-time termination fee revenues, which were higher than normal in 2005.

Costs and Expenses

	Year Ended December 31,		Change
	2006(1)	2005(1)	Difference	%

Revenues	$91.7	$60.5	$31.2	52%
Costs of revenues	41.3	26.1	15.2	59%

Gross profit	50.4	34.4	16.0	46%
Gross margin	55%	57%	−2%	−4%
Operating expenses
General and administrative	19.8	13.6	6.2	45%
Sales and marketing	18.0	8.7	9.3	107%
Systems and development	7.4	4.2	3.2	76%

Total operating expenses	45.2	26.5	18.7	70%

Income from operations	5.2	7.9	(2.7)	−34%
Other (expense) income, net	(4.0)	1.3	(5.3)	−407%

Income before income tax provision (benefit)	1.2	9.2	(8.0)	−86%
Income tax provision (benefit)	0.9	(13.5)	14.4

Net income	0.3	22.7	(22.4)	−99%
Preferred stock accretion	4.3	—	4.3

Net (loss) income available to common stockholders	$(4.0)	$22.7	$(26.7)	−118%

Net (loss) income available to common stockholders per share:
Basic	$(0.16)	$0.97	$(1.13)	−116%
Diluted	$(0.16)	$0.88	$(1.04)	−118%
Shares used in calculation of net (loss) income available to common stockholders per share:
Basic	25.7	23.4	2.3	10%
Diluted	25.7	25.9	(0.2)	−1%

Notes:

(1)	In millions except for per share information.

Costs of Revenues.  Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $15.2 million to $41.3 million for the year ended December 31, 2006, from $26.1 million for the same period in 2005. Sixty percent (60%) of this increase is the result of additional costs of revenues associated with Princeton, which was acquired in July 2006, in addition to increased amortization of intangible assets purchased as part of the acquisition totaling $0.8 million, headcount increases in professional services, increases in volume-related payment processing and systems operations costs, increased amortization of software development costs capitalized in accordance with SOP No. 98-1 and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.

Gross Profit.  Gross profit increased $16.0 million for the year ended December 31, 2006 to $50.4 million, and gross margin decreased from 57% in 2005 to 55% in 2006. Princeton accounted for 78% of the increase in gross profit. The decrease in gross margin is the result of increased amortization of intangible assets purchased as part of the July 2006 Princeton acquisition and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.

General and Administrative.  General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $6.2 million, or 45%, to $19.8 million for the year ended December 31, 2006, from $13.6 million in the same period of 2005. Forty-two percent (42%) of this increase is the result of additional costs associated with Princeton in addition to increased salary and benefit costs as a result of increased headcount and increased depreciation expense and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.

Sales and Marketing.  Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, corporate marketing costs and other costs incurred in marketing our services and products. Sales and marketing expenses increased $9.3 million, or 107%, to $18.0 million for the year ended December 31, 2006, from $8.7 million in 2005. Thirty-five percent (35%) of this increase is the result of additional costs associated with Princeton in addition to increased amortization of intangible assets purchased as part of the acquisition totaling $3.6 million, increased salary and benefits costs as a result of the expansion of our sales, client services and product groups, increased partnership commission to our reseller partners owing to higher user and transaction volumes in 2006 and the expensing of equity compensation pursuant to SFAS No. 123(R), which we adopted January 1, 2006.

Systems and Development.  Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased $3.2 million, or 76%, to $7.4 million for the year ended December 31, 2006, from $4.2 million in 2005. Sixty percent (60%) of this increase is the result of additional costs associated with Princeton in addition to an increase in salaries and benefits due to increased headcount, partially offset by an increase in the amount of costs capitalized in accordance with SOP No. 98-1. As a result of the increased product development, we capitalized $5.1 million of development costs associated with software developed or obtained for internal use during the year ended December 31, 2006, compared to $3.6 million in 2005.

Income from Operations.  Income from operations decreased $2.7 million, or 34%, to $5.2 million for the year ended December 31, 2006. The decrease was due to increased amortization of intangible assets purchased as part of the July 2006 Princeton acquisition totaling $4.4 million and the expensing of equity compensation in 2006 pursuant to SFAS No. 123(R), which we adopted January 1, 2006.

Other (Expense) Income, Net.  Other (expense) income decreased $5.3 million due to interest expense and debt issuance costs incurred in connection with $85 million in senior secured notes issued on July 3, 2006 and interest expense incurred in connection with the accrued liquidation preference (the “Escalation Accrual”) on the Series A-1 redeemable convertible preferred stock (the “Series A-1”) issued on July 3, 2006. The senior secured notes carry an interest rate equal to 700 basis points above the one-month London Interbank Offered Rate (“LIBOR”).

Income Tax Provision (Benefit).  Our income tax provision for the year ended December 31, 2006 was $0.9 million compared to an income tax benefit of $13.5 million for the year ended December 31, 2005. Prior to December 31, 2005, we maintained a full valuation allowance on the deferred tax asset resulting from our net operating loss carry-forwards, since the likelihood of the realization of that asset had not become “more likely than not” as of balance sheet dates prior to December 31, 2005. At December 31, 2005, we determined that our recent experience generating taxable income balanced against our history of losses, along with our projection of future taxable income, constituted significant positive evidence for partial realization of the deferred tax asset and, therefore, partial release of the valuation allowance against that asset. Therefore, in accordance with SFAS No. 109, we now report on a fully taxed basis even though we are still utilizing our net operating loss carry-forwards and are not paying taxes.

Preferred Stock Accretion.  The Series A-1 was issued on July 3, 2006 and was recorded at its fair value at inception, net of its issuance costs of $5.1 million and the fair market value of the embedded derivative that represents interest on unpaid accrued dividends. The Series A-1 has a liquidation preference that increases at a rate of 8% per annum of the original issuance price (“preferred dividend”) and is subject to put and call rights following the seventh anniversary of its issuance for an amount equal to 115% of the original issuance price plus the preferred dividend (the “Cumulative Amount”). The Cumulative Amount, stock issuance cost and original fair market value of the embedded derivative bifurcated at inception are accreted to the carrying value of the Series A-1 shares and results in the Series A-1 shares being carried at its estimated redemption amount. These amounts are accreted over the period from the issuance date to the first date the holders’ right to redeem the shares becomes effective, which is on the seventh anniversary date of the issuance.

Net (Loss) Income Available to Common Stockholders.  Net (loss) income available to common stockholders decreased $26.7 million to a loss of $4.0 million for the year ended December 31, 2006, compared to net income of $22.7 million for the year ended December 31, 2005. Basic and diluted net loss available to common stockholders per share was $0.16 for the year ended December 31, 2006, compared to basic and diluted net income available to common stockholders per share of $0.97 and $0.88 for the year ended December 31, 2005, respectively. Basic shares outstanding increased by 10% as a result of shares issued in connection with the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan, in addition to shares issued as part of a follow-on offering in April 2005. Diluted shares outstanding decreased by 1% as result of the anti-dilutive effect of stock options on the fully diluted earnings per share calculation for the year ended December 31, 2006.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Revenues

We generate revenues from account presentation services, payment services, relationship management services and professional services and other revenues. Revenues increased $18.2 million, or 43%, to $60.5 million for the year ended December 31, 2005, from $42.3 million for the same period of 2004. This increase was attributable to a $10.1 million, or 24%, increase in banking segment revenues and $8.1 million in revenues contributed by Incurrent, which was acquired on December 22, 2004.

	Year Ended December 31,		Change
	2005	2004	Difference	%

Revenues (dollars in millions):
Account presentation services	$8.8	$3.0	$5.8	191%
Payment services	35.9	28.3	7.6	27%
Relationship management services	7.7	7.9	(0.2)	−2%
Professional services and other	8.1	3.1	5.0	163%

Total revenues	$60.5	$42.3	$18.2	43%

Payment metrics
Payment services clients	790	716	74	10%
Payment transactions (000s)	46,212	37,123	9,089	24%
Adoption rates:
Account presentation services — Banking(1)	22.9%	21.7%	1.2%	6%
Payment services — Banking(2)	9.6%	8.2%	1.4%	17%

Notes:

(1)	Represents the percentage of users subscribing to our account presentation services out of the total number of potential users enabled for account presentation services.

(2)	Represents the percentage of users subscribing to our payment services out of the total number of potential users enabled for payment services.

Account Presentation Services.  Both the banking and eCommerce segments contribute to account presentation services revenues, which increased $5.8 million compared to the same period of last year to $8.8 million. The inclusion of the new eCommerce segment, which was created with the acquisition of Incurrent in December 2004, is the reason for the increase, with account presentation services revenue generated by the banking segment decreasing by 3% compared to 2004. This is the result of the loss of two large banking clients in the first half of 2005 and our decision to fix price the account presentation service to our banking segment clients in an effort to drive adoption of those services. This allows our financial services provider clients to register an unlimited number of account presentation services users (as evidenced by the 6% increase in banking account presentation services adoption since December 31, 2004) to whom we can then attempt to up-sell our higher margin bill pay products and other services.

Payment Services.  Primarily composed of revenues from the banking segment, payment services revenues increased by $7.6 million to $35.9 million for the year ended December 31, 2005 from $28.3 million in the prior year. This was driven by a 27% increase in the number of period-end payment services users and a 24% increase in the number of payment transactions processed during the period. The increases in period-end payment services users and the number of payment transactions processed were driven by two factors: an increase in financial services provider clients using our payment services and an increase in payment services adoption by our payment services clients’ end-users. Compared to December 31, 2004, the number of financial services provider clients using our payment services increased from 716 clients to 790 clients. Additionally, we increased the adoption rate of our payment services from 8.2% at December 31, 2004 to 9.6% at December 31, 2005.

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

Professional Services and Other.  Both the banking and eCommerce segments contribute to professional services and other revenues, which increased $5.0 million from $3.1 million in 2004 to $8.1 million in 2005. The increase was partially the result of $2.1 million in revenues generated by the new eCommerce segment, which was created with the acquisition of Incurrent in December 2004. The remaining $2.9 million of the increase was the result of increased professional services revenues in the banking segment in 2005 compared to 2004. Approximately 60% of the $2.9 million was the result of the addition of the custom solutions group, which was created with the acquisition of IDS in June 2005, to the banking segment.

Costs and Expenses

	Year Ended December 31,		Change
	2005(1)	2004(1)	Difference(1)%

Revenues	$60.5	$42.3	$18.2	43%
Costs of revenues	26.1	19.3	6.8	35%

Gross profit	34.4	23.0	11.4	50%
Gross margin	57%	54%	3%	6%
Operating expenses
General & administrative	13.6	9.6	4.0	43%
Sales & marketing	8.7	6.3	2.4	39%
Systems & development	4.2	3.2	1.0	30%

Total operating expenses	26.5	19.1	7.4	39%

Income from operations	7.9	3.9	4.0	102%
Other income, net	1.3	0.2	1.1	615%

Income before income tax (benefit) provision	9.2	4.1	5.1	125%
Income tax (benefit) provision	(13.5)	0.2	(13.7)	−9323%

Net income	$22.7	$3.9	$18.8	474%

Net income per share:
Basic	$0.97	$0.22	$0.75	341%
Diluted	$0.88	$0.20	$0.68	340%
Shares used in calculation of net income per share:
Basic	23.4	18.1	5.3	30%
Diluted	25.9	20.1	5.8	29%

Notes:

(1)	In millions except for per share information.

Costs of Revenues.  Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $6.8 million to $26.1 million for the year ended December 31, 2005, from $19.3 million for the same period in 2004. In addition to the inclusion of costs associated with the new eCommerce segment, which was created with the acquisition of Incurrent in December 2004, and the addition of the custom solutions group, which was created with the acquisition of IDS in June 2005, to the banking segment, the increase related to increases in volume-related payment processing and systems operations costs and increased amortization of software development costs capitalized in accordance with SOP No. 98-1.

Gross Profit.  Gross profit increased to $34.4 million for the year ended December 31, 2005 from $23.0 million for the same period of 2004. Of the $11.4 million increase, $3.4 million, or 30%, related to the inclusion of the new eCommerce segment. The remaining $8.0 million of the increase, or 70%, related to growth in the banking segment and the addition of the new custom solutions group to the banking segment. Gross margin increased to 57% as a result of increased service fees leveraged over our relatively fixed cost of revenues.

General and Administrative.  General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $4.0 million, or 43%, to $13.6 million for the year ended December 31, 2005, from $9.6 million in the same period of 2004. The increase related to the inclusion of the new eCommerce segment and the addition of the new custom solutions group to the banking segment. The increase also related to increased depreciation expense, rent expense, and salary and benefits costs as a result of additional headcount.

Sales and Marketing.  Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, consumer marketing costs, public relations costs, and other costs incurred in marketing our services and products. Sales and marketing expenses increased $2.4 million, or 39%, to $8.7 million for the year ended December 31, 2005, from $6.3 million in 2004. In addition to the costs related to the inclusion of the new eCommerce segment and the addition of the new custom solutions group to the banking segment, the increase was the result of increased salary and benefits from the expansion of our sales and client services groups, increased partnership commissions to our reseller partners owing to higher user and transaction volumes and increased marketing costs attributable to a higher number of client-sponsored marketing programs.

Systems and Development.  Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased $1.0 million to $4.2 million for the year ended December 31, 2005. The increase was the result of the inclusion of the new eCommerce segment and the addition of the new custom solutions group to the banking segment. Even though systems and development costs in the banking segment otherwise increased relative to 2004 as a result of increased headcount, this increase was partially offset by an increase in the amount of costs capitalized in accordance with SOP No. 98-1. We capitalized $3.6 million of development costs associated with software developed or obtained for internal use during the year ended December 31, 2005, compared to $2.7 million in 2004.

Income from Operations.  Income from operations increased $4.0 million, or 102%, to $7.9 million for the year ended December 31, 2005. The increase was due to an increase in service fee revenues leveraged over relatively fixed costs and $0.7 million in additional operating income for the new eCommerce segment. Operating margin increased to 13% from 9% for the year ended December 31, 2004.

Other Income, Net.  Other income increased $1.1 million due to interest earned on the proceeds from the follow-on offering completed in April 2005.

Tax (Benefit) Provision.  Prior to December 31, 2005, we maintained a full valuation allowance on the deferred tax asset resulting from our net operating loss carryforwards, since the likelihood of the realization of that asset had not become “more likely than not” as of those balance sheet dates. At December 31, 2005, we determined that our recent experience generating taxable income balanced against our history of losses, along with our projection of future taxable income, constituted significant positive evidence for partial realization of the deferred tax asset and, therefore, partial release of the valuation allowance against that asset. Therefore, in accordance with SFAS No. 109, we released valuation allowance against $36 million of our total $81 million net operating loss carryforwards, creating a $13.7 million deferred tax asset as of December 31, 2005 and an $13.5 million benefit to our earnings for the year ended December 31, 2005. At December 31, 2006, in accordance with SFAS No. 109, we evaluated the likelihood of the realization of our deferred tax asset resulting from net operating loss carryforwards, of $87.8 million, being “more likely than not” and determined it to be appropriate to maintain our valuation allowance to recognize a net deferred tax asset of $14.2 million.

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

Liquidity and Capital Resources

Since inception, we have primarily financed our operations through cash generated from operations, private placements and public offerings of our common and preferred stock and the issuance of debt. We have also entered into various capital lease-financing agreements. Cash and cash equivalents were $31.2 and $55.9 million as of December 31, 2006 and 2005, respectively. The $24.7 million decrease in cash and cash equivalents results from $16.6 and $153.9 million in cash provided by operating and financing activities, respectively, partially offset by $9.8 million in capital expenditures, $1.0 million in purchases of available-for-sale securities and $184.4 million in net cash used to acquire Princeton.

Net cash provided by operating activities was $16.6 million for the year ended December 31, 2006. This represented a $1.8 million decrease in cash provided by operating activities compared to the prior period, which was the result of a $1.7 million lease incentive payment that was received in the first half of 2005 and the increase of a letter of credit collateralized with cash as of December 31, 2006.

Net cash used in investing activities for the year ended December 31, 2006 was $195.2 million, which was the result of $4.7 million in purchases of property and equipment, $5.1 million in capitalized software development costs, $1.0 million in purchases of available-for-sale securities and $184.4 million used to acquire Princeton.

Net cash provided by financing activities was $153.9 million for the year ended December 31, 2006, which was the primarily the result of the issuance of $85 million in senior secured notes and $75 million in convertible preferred stock on July 3, 2006 in conjunction with the Princeton acquisition, net of issuance costs, and the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan.

Our material commitments under operating and capital leases and purchase obligations are as follows (in thousands):

		Year Ended December 31,
	Total	2007	2008	2009	2010	2011	Thereafter

Capital lease obligations	$132	$40	$37	$36	$19	$—	$—
Operating leases	22,972	4,090	3,896	3,960	2,547	2,614	5,865
Notes payable	85,000	—	—	—	—	85,000	—

Total obligations	$108,104	$4,130	$3,933	$3,996	$2,566	$87,614	$5,865

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

On July 3, 2006, we completed the acquisition of Princeton for a contract price of $180 million on July 3, 2006. The Company financed the acquisition and related transaction costs by issuing $85 million of senior secured notes and $75 million of Series A-1 Preferred Stock in addition to using approximately $35 million of its own cash. Prior to their refinance in February 2007, the senior secured notes were due June 26, 2011, and interest was payable quarterly at a rate of one-month LIBOR plus 700 basis points per annum. The Series A-1 preferred stock has a liquidation preference that increases at a rate of 8% per annum of the original issuance price (“preferred dividend”) and is subject to put and call rights following the seventh anniversary of its issuance for an amount equal to 115% of the original issuance price plus the preferred dividend (the “Cumulative Amount”).

On February 21, 2007, we refinanced the $85 million in senior secured notes at a rate equal to one-month LIBOR plus 275 basis points initially, with additional rate declines possible with declining leverage. Interest is payable quarterly, and we paid a $1.7 million prepayment penalty to refinance the notes. The loans mature in five years. Principal payments of the term loan become due quarterly commencing June 30, 2008 in the amount of $3,187,500, increase to $4,250,000 on June 30, 2009 until June 30, 2011, whereupon the payments increase to $9,562,500.

We forecast that all incremental expenses related to the operations of Princeton and the quarterly interest payments related to the senior secured notes can be financed out of cash provided by operating activities.

There can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required. We intend to invest our cash in excess of current operating requirements, if any, in marketable government, corporate and mortgage-backed securities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We invest primarily in short-term, investment grade, marketable government, corporate, and mortgage-backed debt securities. The Company’s interest income is most sensitive to changes in the general level of U.S. interest rates. We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our investment portfolio.

We are exposed to the impact of interest rate changes as they affect our senior secured notes. The interest rate charged on our senior secured notes varies based on LIBOR and, consequently, our interest expense fluctuates with changes in the LIBOR rate through the maturity date of the notes. As of December 31, 2006, we had $85 million of senior secured notes outstanding. We have entered into an interest rate cap agreement that effectively limits a portion of this interest rate exposure which is more fully described in Note 10 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Item 8.	Consolidated Financial Statements and Supplementary Data

*	All other schedules prescribed under Regulation S-X are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Online Resources Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Online Resources Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of a material weakness in internal controls discussed below, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Online Resources Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Princeton eCom, which is included in the 2006 consolidated financial statements of Online Resources Corporation and constituted $21.5 million and $17.5 million of total and net assets, respectively, as of December 31, 2006 and $21.7 million of revenue for the year ended December 31, 2006. Our audit of internal control over financial reporting of Online Resources Corporation also did not include an evaluation of the internal control over financial reporting of Princeton eCom.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2006. Management has determined that it lacked sufficient trained accounting and finance personnel. This inadequate level of skilled resources resulted in several accounting processes not being completed effectively or on a timely basis. Accordingly, there was a material weakness in internal controls over the Company’s financial statement close and financial reporting process. This weakness resulted in a number of post closing audit adjustments and modification to footnote disclosures in the 2006 financial statements and a restatement of the unaudited consolidated financial statements for the three and nine month periods ended September 30, 2006.

Until this deficiency is remediated, there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s internal controls in a timely manner.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 15, 2007 on those financial statements.

In our opinion, management’s assessment that Online Resources Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Online Resources Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP

McLean, Virginia
March 15, 2007

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Online Resources Corporation:

We have audited the accompanying consolidated balance sheets of Online Resources Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the accompanying index in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Online Resources Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted the provisions of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, pursuant to which the Company recorded a cumulative adjustment to accumulated deficit as of January 1, 2006 to correct prior period errors in recording certain revenue. In addition, as discussed in Note 2, on January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) Share Based Payment and changed its method of accounting for share based payments using the modified prospective transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Online Resources Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007, expressed an unqualified opinion on management’s assessment, and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

McLean, Virginia
March 15, 2007

ONLINE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$31,189	$55,864
Restricted cash	3,919	2,220
Short-term investments	965	—
Accounts receivable (net of allowance of $148 and $154, respectively)	14,291	7,262
Deferred implementation costs	1,598	609
Deferred tax asset, current portion	2,561	2,030
Debt issuance costs	890	—
Prepaid expenses and other current assets	2,653	1,034

Total current assets	58,066	69,019
Property and equipment, net	19,110	15,242
Deferred tax asset, less current portion	11,635	11,635
Deferred implementation costs, less current portion	1,015	521
Goodwill	168,085	16,322
Intangible assets	25,063	2,330
Debt issuance costs, less current portion	3,116	—
Other assets	501	527

Total assets	$286,591	$115,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,332	$1,134
Accrued expenses and other current liabilities	3,996	1,324
Accrued compensation	2,306	2,065
Deferred revenues, current portion	4,919	2,638
Deferred rent, current portion	304	162
Capital lease obligations	38	8
Interest payable	2,688	—

Total current liabilities	16,583	7,331
Notes payable, senior secured debt	85,000	—
Deferred revenues, less current portion	3,374	1,213
Deferred rent, less current portion	2,144	1,796
Other long-term liabilities	4,047	2,220

Total liabilities	111,148	12,560
Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at December 31, 2006 and none authorized at December 31, 2005 (Redeemable on July 3, 2013 at $128,250)	72,108	—
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 25,865 issued and 25,789 outstanding at December 31, 2006 and 25,289 issued and 25,213 outstanding at December 31, 2005	3	3
Additional paid-in capital	166,355	160,249
Accumulated deficit	(62,388)	(56,988)
Treasury stock, 76 shares	(228)	(228)
Accumulated other comprehensive loss	(407)	—

Total stockholders’ equity	103,335	103,036

Total liabilities and stockholders’ equity	$286,591	$115,596

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004

Revenues:
Account presentation services	$8,051	$8,826	$3,030
Payment services	65,500	35,841	28,277
Relationship management services	8,022	7,716	7,895
Professional services and other	10,163	8,118	3,083

Total revenues	91,736	60,501	42,285
Costs and expenses:
Service costs	34,623	21,386	17,972
Implementation and other costs	6,694	4,671	1,307

Costs of revenues	41,317	26,057	19,279

Gross profit	50,419	34,444	23,006
General and administrative	19,780	13,664	9,586
Sales and marketing	18,009	8,680	6,263
Systems and development	7,382	4,204	3,246

Total expenses	45,171	26,548	19,095

Income from operations	5,248	7,896	3,911
Other (expense) income:
Interest income	1,961	1,303	147
Interest expense	(5,506)	(5)	(3)
Other (expense) income	(447)	3	38

Total other (expense) income	(3,992)	1,301	182

Income before income tax provision (benefit)	1,256	9,197	4,093
Income tax provision (benefit)	935	(13,466)	146

Net income	321	22,663	3,947
Preferred stock accretion	(4,309)	—	—

Net (loss) income available to common stockholders	$(3,988)	$22,663	$3,947

Net (loss) income available to common stockholders per share:
Basic	$(0.16)	$0.97	$0.22
Diluted	$(0.16)	$0.88	$0.20
Shares used in calculation of net (loss) income available to common stockholders per share:
Basic	25,546	23,434	18,057
Diluted	25,546	25,880	20,128

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	Equity

Balance at December 31, 2003	17,812	$2	$106,128	$(83,598)	$(228)	$5	$22,309
Comprehensive income:
Net income	—	—	—	3,947	—	—	3,947
Unrealized loss on available-for-sale securities	—	—	—	—	—	(5)	(5)

Comprehensive income							3,942
Exercise of common stock options	425	—	1,073	—	—	—	1,073
Issuance of common stock	28	—	157	—	—	—	157
Issuance of common stock in connection with Incurrent Solutions, Inc. acquisition	1,000	—	7,290	—	—	—	7,290

Balance at December 31, 2004	19,265	2	114,648	(79,651)	(228)	—	34,771
Comprehensive income:
Net income	—	—	—	22,663	—	—	22,663

Comprehensive income							22,663
Exercise of common stock options	516	—	2,992	—	—	—	2,992
Tax benefit from the exercise of employee stock options	—	—	47	—	—	—	47
Issuance of common stock	131	—	339	—	—	—	339
Issuance of common stock in connection with follow-on offering, net of costs	5,120	1	40,224	—	—	—	40,225
Issuance of common stock in connection with Integrated Data Systems, Inc. acquisition	181	—	1,999	—	—	—	1,999

Balance at December 31, 2005	25,213	3	160,249	(56,988)	(228)	—	103,036
Adjustment under SAB No. 108 (Note 2)	—	—	—	(1,412)	—	—	(1,412)
Comprehensive loss:
Net income	—	—	—	321	—	—	321
Unrealized loss on hedging instrument	—	—	—	—	—	(407)	(407)

Comprehensive loss							(86)
Preferred stock accretion	—	—	—	(4,309)	—	—	(4,309)
Equity compensation cost	—	—	2,512	—	—	—	2,512
Exercise of common stock options	541	—	3,288	—	—	—	3,288
Issuance of common stock	35	—	306	—		—	306

Balance at December 31, 2006	25,789	$3	$166,355	$(62,388)	$(228)	$(407)	$103,335

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004

Operating activities
Net income	$321	$22,663	$3,947
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	—	(13,665)	—
Depreciation and amortization	12,772	5,856	3,665
Equity compensation expense	2,512	—	—
Amortization of debt issuance costs	445	—	—
Loss on disposal of assets	1	104	38
(Benefit) provision for losses on accounts receivable	(21)	2	—
Net realized loss on investments	—	—	13
Amortization of bond discount	—	(1)	(38)
Loss on preferred stock derivative security	158	—	—
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(1,699)	(569)	(1,102)
Accounts receivable	(1,486)	1,327	(1,998)
Prepaid expenses and other current assets	467	1,603	(1,593)
Deferred implementation costs	(1,484)	(249)	30
Deferred tax asset	(531)	—	—
Other assets	179	(150)	(79)
Accounts payable	58	(565)	1,008
Accrued expenses and other current liabilities	309	(1,888)	1,675
Interest payable	2,688	—	—
Deferred revenues	2,905	1,578	464
Deferred rent	4	274	1,683
Other long-term liabilities	(588)	2,125	94

Net cash provided by operating activities	17,010	18,445	7,807
Investing activities
Purchases of property and equipment	(9,823)	(7,481)	(9,158)
Purchase of short-term investments	(965)	—	—
Purchases of available-for-sale securities	—	(3,100)	(11,483)
Sales of available-for-sale securities	—	4,400	16,187
Acquisition of Princeton, net of cash acquired	(184,362)	—	—
Acquisition of Incurrent Solutions, Inc., net of cash acquired	—	—	(8,199)
Acquisition of Integrated Data Systems, Inc., net of cash acquired	—	(3,317)	—

Net cash used in investing activities	(195,150)	(9,498)	(12,653)
Financing activities
Net proceeds from issuance of common stock	3,486	3,378	1,230
Net proceeds from issuance of common stock in follow-on offering	—	40,224	—
Net proceeds from issuance of redeemable convertible preferred stock	69,912	—	—
Net proceeds from issuance of long-term debt	80,549	—	—
Purchase of derivative	(455)	—	—
Repayment of capital lease obligations	(27)	(27)	(97)

Net cash provided by financing activities	153,465	43,575	1,133

Net (decrease) increase in cash and cash equivalents	(24,675)	52,522	(3,713)
Cash and cash equivalents at beginning of year	55,864	3,342	7,055

Cash and cash equivalents at end of year	$31,189	$55,864	$3,342

Supplemental information to statement of cash flows:
Cash paid for interest	$2,665	$4	$10
Income taxes paid	$77	$282	$37
Net unrealized (loss) gain on hedge and investments	$(407)	$—	$(5)
Common stock issued in connection with Incurrent acquisition	$—	$—	$7,290
Common stock issued in connection with IDS earnout and acquisition	$119	$1,999	$—
Issuance of equity award liabilities	$(11)	$—	$—

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Online Resources Corporation (the “Company”) provides outsourced, web-based financial technology services branded to over 2,600 financial institution, biller, card issuer and creditor clients. With four business lines in two primary vertical markets, the Company serves over 9 million billable consumer and business end-users. End-users may access and view their accounts online and perform various web-based, self-service functions. They may also make electronic bill payments and funds transfers, utilizing the Company’s unique, real-time debit architecture, ACH and other payment methods. The Company’s value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for its clients. Further, the Company provides professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. The Company currently operates in two business segments — banking and eCommerce. The operating results of the business segments exclude general corporate overhead expenses and intangible asset amortization.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Restricted Cash

The Company’s restricted cash consists of funds from unclaimed bill payment checks, which the Company will either return to the initiator of the bill payment or surrender the funds to the appropriate state escheat funds. In addition, restricted cash includes letters of credit the Company has in relation to operating leases it has for two office spaces.

Fair Value of Financial Instruments

At December 31, 2006 and 2005, the carrying values of the following financial instruments: cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, accrued expenses and other liabilities approximate their fair values based on the liquidity of these financial instruments or based on their short-term nature.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk at December 31, 2006 and 2005 consist primarily of cash and cash equivalents and restricted cash and short-term investments. The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution. At December 31, 2006 and 2005, the Company had cash and cash equivalents, restricted cash and short-term investment accounts in excess of the FDIC insured limits.

Revenue Recognition

The Company generates revenues from service fees, professional services, and other supporting services as a financial technology services provider in the banking and eCommerce markets.

Service fee revenues are generally comprised of account presentation services, payment services and relationship management services. Many of the Company’s contracts contain monthly user fees, transaction fees and new user registration fees for the account presentation services, payment services and relationship management services it offers that are often subject to monthly minimums, all of which are classified as service fees in the Company’s consolidated statements of operations. Additionally, some contracts contain fees for relationship management marketing programs which are also classified as service fees in the Company’s consolidated statements of operations. These services are not considered separate deliverables pursuant to Emerging Issues Task Force (“EITF”) No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). Accordingly, the new user registration fees are deferred and recognized as revenues on a straight-line basis over the period from the date that new user registration work concludes through the end of the contract. Fees for relationship management marketing programs, monthly user and transaction fees, including the monthly minimums, are recognized in the month in which the services are provided or, in the case of minimums, in the month to which the minimum applies. The Company recognizes revenues from service fees in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”), which requires that revenues generally are realized or realizable and earned when all of the following criteria are met: a) persuasive evidence of an arrangement exists; b) delivery has occurred or services have been rendered; c) the seller’s price to the buyer is fixed or determinable; and d) collectibility is reasonably assured. Revenues associated with services that are subject to refund are not recognized until such time as the exposure to potential refund has lapsed.

The Company collects funds from end-users and aggregates them in clearing accounts, which are not included in its consolidated balance sheets, as the Company does not have ownership of these funds. For certain transactions, funds may remain in the clearing accounts until a payment check is deposited or other payment transmission is accepted by the receiving merchant. The Company earns interest on these funds for the period they remain in the clearing accounts. The collection of interest on these clearing accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The interest totaled $6.4, $1.8 and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively and is classified as service fees in the Company’s consolidated statements of operations.

Professional services revenues consist of implementation fees associated with the linking of the Company’s financial institution clients to its service platforms through various networks, along with web development and hosting fees, training fees, communication services and sales of software licenses and related support. When the Company provides access to its service platforms to the customer using a hosting model, revenues are recognized in accordance with SAB No. 104. The implementation and web hosting services are not considered separate deliverables pursuant to EITF No. 00-21. Accordingly, implementation fees and related direct implementation costs are deferred and recognized on a straight-line basis over the contract term, which is typically four years. Revenues from web development, web hosting, training and communications services are recognized over the term of the contract as the services are provided.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When the Company provides services to the customer through the delivery of software, revenues from the sale of software licenses, services and related support are recognized according to Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”) as amended by SOP No. 98-9, Software Revenue Recognition With Respect to Certain Transactions (“SOP No. 98-9”). In accordance with the provisions of SOP No. 97-2, revenues from sales of software licenses are recognized when there is persuasive evidence that an arrangement exists, the fee is fixed or determinable, collectibility is probable and the software has been delivered, provided that no significant obligations remain under the contract. The Company has multiple-element software arrangements, which in addition to the delivery of software, typically also include support services. For these arrangements, the Company recognizes revenues using the residual method. Under the residual method, the fair value of the undelivered elements, based on vendor specific objective evidence of fair value, is deferred. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenues related to the delivered elements. The Company determines the fair value of the undelivered elements based on the amounts charged when those elements are sold separately. For sales of software that require significant production, modification or customization, pursuant to SOP No. 97-2, the Company applies the provisions of Accounting Research Bulletin (“ARB”) No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), and recognizes revenues related to software license fees and related services using the percentage-of-completion method. The percentage-of-completion is measured based on the percentage of labor effort incurred to date to estimated total labor effort to complete delivery of the software license. Changes in estimates to complete and revisions in overall profit estimates on these contracts are charged to the Company’s consolidated statements of operations in the period in which they are determined. The Company records any estimated losses on contracts immediately upon determination. Revenues related to support services are recognized on a straight-line basis over the term of the support agreement.

Other revenues consist of service fees related to enhanced third-party solutions and termination fees. Service fees for enhanced third-party solutions include fully integrated bill payment and account retrieval services through Intuit’s Quicken, check ordering, inter-institution funds transfer, account aggregation and check imaging. Revenues from these service fees are recognized over the term of the contract as the services are provided. Termination fees are recognized upon termination of a contract.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives, which are generally three to five years. The useful life of leasehold improvements is the shorter of the life of the asset or the lease term. Equipment recorded under capital leases is also amortized over the lease term or the asset’s estimated useful life. Depreciation and amortization expense was $5.3, $3.9 and $2.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Capitalized Software Costs

The Company capitalizes the cost of computer software developed or obtained for internal use in accordance with SOP No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (“SOP No. 98-1”). Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are being depreciated on the straight-line method over a period of three years upon being placed in service.

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

Amortization of capitalized computer software costs was $2.5, $1.6 and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Goodwill and Intangible Assets

With the acquisitions of Incurrent Solutions, Inc. (“Incurrent”) on December 22, 2004, Integrated Data Systems, Inc. (“IDS”) on June 27, 2005 and Princeton eCom Corporation (“Princeton”) on July 3, 2006, the Company recorded goodwill and intangible assets in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). In accordance with SFAS No. 142, Goodwill and Intangible Assets (“SFAS No. 142”), goodwill is not amortized and is tested at the reporting unit level at least annually or whenever events or circumstances indicate that goodwill might be impaired. The Company has elected to test for goodwill impairment annually as of October 1. Other intangible assets include customer lists, non-compete agreements, purchased technology, patents and trademarks, which are amortized over their useful lives of five to eleven years based on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed or otherwise used up. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company periodically evaluates the recoverability of long-lived assets, including deferred implementation costs, property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no indicators of impairment for a particular asset group during the three years ended December 31, 2006.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Escalation Accrual

The Series A-1 Redeemable Convertible Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid dividends. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the Company bifurcated the fair market value of this feature as an embedded derivative which is classified as a liability. This liability for the fair value of the embedded derivative will be adjusted to mark its fair value to market at the end of each reporting period by adjusting interest expense and therefore, current income. There is no active quoted market available for the fair value of the embedded derivative. Thus, management has to make substantial estimates about the future cash flows related to the liability, the estimated period which the Series A-1 preferred stock will be outstanding and the appropriate discount rates commensurate with the risks involved.

Accounting Policy for Derivative Instruments

SFAS No. 133, requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss and reclassified into operations in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income/expense in current operations during the period of change. Alternatively, if meeting the criteria of Derivative Implementation Group Statement 133 Implementation Issue No. G20, a cash flow hedge is considered “perfectly effective” and the entire gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss and reclassified into operations in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Derivatives are reported on the balance sheet in other current and long-term assets or other current and long-term liabilities based upon when the financial instrument is expected to mature. Accordingly, derivatives are included in the changes in other assets and liabilities in the operating activities section of the statement of cash flows. Alternatively, in accordance with SFAS No. 95, Statement of Cash Flows, derivatives containing a financing element are reported as a financing activity in the statement of cash flows.

Reclassification

Certain amounts reported in prior periods have been reclassified to conform to the 2006 presentation.

Net (Loss) Income Available to Common Stockholders Per Share

Net (loss) income available to common stockholders per share is computed by dividing the net (loss) income available to common stockholders for the period by the weighted average number of common shares outstanding. Shares associated with stock options, restricted stock units, warrants and convertible securities are not included to the extent they are anti-dilutive.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive (Loss) Income

SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), requires that items defined as comprehensive income or loss be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

Prior to January 1, 2006, the Company accounted for its equity compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as permitted by SFAS No. 123. No stock-based employee compensation cost was recognized in the consolidated statements of operations for 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

If compensation expense for stock options had been determined based on the fair value at the grant dates for awards under the Company’s equity compensation plans, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated as follows:

	Twelve Months Ended December 31,
	2005	2004
	(In thousands, except per share amounts)

Net income, as reported	$22,663	$3,947
Adjustment to net income for:
Pro forma stock-based compensation expense	(2,783)	(2,245)

Pro forma net income	$19,880	$1,702

Basic net income per share
As reported	$0.97	$0.22
Pro forma	$0.85	$0.09
Diluted net income per share
As reported	$0.88	$0.20
Pro forma	$0.77	$0.08

See Note 15 for a description of the Company’s equity compensation plans and the details of the Company’s stock compensation expense.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Staff Accounting Bulletin No. 108

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 requires that public companies utilize a “dual-approach” method to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment (“rollover” method) and a balance sheet focused assessment (“iron curtain” method). The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006.

Under the provisions of SAB No. 108 the Company reevaluated its recognition of certain user set-up fees charged to clients to establish online banking capabilities to individual customers. The Company determined that these fees should be recognized as revenue over the remaining life of client contracts rather than at the time of set up as had been done in prior years. While the impact on prior year financial statements was not considered material using the rollover method, the error was considered material using the iron curtain method. In accordance with the transition provisions of SAB 108, the cumulative effect of the error was recorded as an adjustment of accumulated deficit as of January 1, 2006. The resulting cumulative effect adjustment was a $1.4 million increase to deferred revenue and corresponding increase to the accumulated deficit.

Recently Issued Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company has not yet determined if the adoption of FIN 48 will have a material effect on the Company’s consolidated financial position and results of operations.

In September 2006, the Financial Accounting Standards Board issued, SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. Also, fair value measurements would be separately disclosed by level within the fair value hierarchy which gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt the statement by January 1, 2008, as required. The Company has not determined the effect, if any, the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.

3.	ACQUISITIONS

Princeton

On July 3, 2006, pursuant to the terms of the Agreement and Plan of Merger dated May 5, 2006 as thereafter amended and restated, the Company and its wholly-owned subsidiary, Online Resources Acquisition Co., completed the merger (the “Merger”) under which the Company acquired all of the outstanding stock of

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Princeton eCom, a Delaware corporation, for a cash acquisition price of $180 million with a $10 million contingent payment tied to the occurrence of a future event which subsequently did not occur, thereby negating the payment obligation. Of the initial $180 million, $14.4 million has been escrowed to cover indemnification claims, if any, that may arise in favor of the Company within one year from the closing of the Merger.

To finance the Princeton acquisition, the Company issued, on July 3, 2006, $85 million of senior secured notes due, payable in full, on June 26, 2011 and $75 million of Series A-1 Convertible Preferred Stock. The Company incurred issuance costs of $4.5 million for the senior secured notes and $5.1 million for the Series A-1 Preferred Stock. The senior secured notes accrue interest at a rate equal to the one-month LIBOR plus 700 basis points payable in arrears on the first day of each quarter. The Series A-1 Convertible Preferred Stock accrues a cumulative dividend at 8% per annum of the original issuance price with an interest factor thereon based upon the iMoneyNet First Tier Institutional Average. For a full description of the senior secured notes and Series A-1 Convertible Preferred Stock, see Notes 11 and 12, respectively.

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

The Company now operates the Princeton businesses within its banking and eCommerce divisions. Founded in 1984, Princeton provides electronic payment solutions. Princeton’s solutions enable consumers to process bill payments from the Web, telephone (integrated voice response), customer service representative, and home banking platforms, resulting in significant cost savings, faster collections, and improved service for its bank and biller customers. Princeton’s services are utilized by financial institutions, billers, and distribution partners, including many top 100 banks and Fortune 1000 billers. These customers take advantage of Princeton’s wide range of electronic payment solutions, which include lockbox and concentration payment products; one-time, enrolled, and convenience pay services; and electronic bill presentment solutions. Princeton generates revenues from (i) transaction fees, including invoice presentment and payment processing fees; (ii) professional services fees for implementation and customized solutions; and (iii) interest on funds held.

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical basis. Princeton had significant intangible assets related to its customer list, technology and employee base. Identified values were assigned to the customer list and technology and the identified value assigned to the employee base was included within goodwill. No other significant intangible assets were identified or included in goodwill. The Company engaged an independent valuation firm to identify and value the intangible assets acquired in the transaction.

The preliminary purchase price allocations to identifiable intangible assets and goodwill were $27.7 million and $151.4 million, respectively. The identifiable intangible assets will be amortized over their useful lives of 6-11 years based on an accelerated amortization schedule that approximates the pattern in which economic benefits of the intangible assets are consumed or otherwise used up.

In connection with the integration of Princeton, the Company formulated a plan to involuntarily terminate employees in duplicative positions within 150 days of the acquisition. As a result of these terminations, severance costs of $0.6 million were incurred and recognized as part of the purchase price. The Company has no plans to exit an activity of Princeton or terminate any additional employees beyond those terminations that were communicated within the first 60 days following the acquisition. All terminations were completed prior to November 30, 2006.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations for Princeton are included in the consolidated statements of operations beginning July 1, 2006, which was not materially different from the acquisition date of July 3, 2006. The financial information in the table below summarizes the results of operations of the Company and Princeton on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the periods presented.

Assuming the acquisition had taken place on January 1, 2005, the Company’s pro forma results for the years ended December 31, 2006 and 2005 would have been (in thousands except per share amounts):

	Unaudited Pro forma Information
	For the Year Ended December 31
	2006	2005

Revenues	$111,924	$92,587
Net (loss) income	$(8,640)	$159
Net loss available to common stockholders	$(17,267)	$(8,477)
Net loss available to common stockholders per share:
Basic	$(0.68)	$(0.36)
Diluted	$(0.68)	$(0.36)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

At July 3,
2006

Current assets	$13,697
Property, plant and equipment	1,836
Other assets	125
Identifiable intangible assets (nine year weighted-average useful life):
Customer list (eleven year weighted-average useful life)	18,355
Purchased technology (six year weighted-average useful life)	9,361

43,374

Goodwill	151,406

Total assets acquired	194,780
Current liabilities	(3,915)
Long-term liabilities	(503)

Total liabilities assumed	(4,418)

Net assets acquired	$190,362

IDS

On June 27, 2005, the Company completed the acquisition of IDS, a California corporation, pursuant to which IDS merged with and into the Company’s wholly-owned subsidiary, IDS LLC, a California limited liability company. The Company now operates the IDS business as part of its banking segment.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incurrent

On December 22, 2004, the Company completed the acquisition of Incurrent, a New Jersey corporation, pursuant to which Incurrent merged with and into the Company’s wholly-owned subsidiary, Incurrent Acquisition LLC, a New Jersey limited liability company. The Company now operates the Incurrent business as part of its eCommerce segment.

4.	REPORTABLE SEGMENTS

On July 1, 2006, the Company began managing its business through two reportable segments: Banking and eCommerce. The reportable segments differ from those used in the prior year statements as a result of the acquisition of Princeton. With the acquisition of Princeton, the Company created the eCommerce segment, of which the old card segment is now included. Princeton’s operations contribute to both the banking and eCommerce segments.

The banking segment’s market consists primarily of banks, credit unions and other depository financial institutions in the U.S. The segment’s fully integrated suite of account presentation, payment, relationship management and professional services are delivered through the Internet. The eCommerce segment’s market consists of billers, card issuers, processors, and other creditors such as payment acquirers and very large online billers. The segment’s account presentation, payment, relationship management and professional services are distributed to these clients through the Internet.

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

The Company operated under two reportable segments, Card and Banking, prior to the Princeton acquisition and only one reportable segment prior to the Incurrent acquisition. The results of operations from these reportable segments were as follows for the three years ended December 31, 2006 (in thousands):

			Unallocated
	Banking	eCommerce	Expenses (1)	Total

Year ended December 31, 2006:
Revenue:
Account presentation services	$2,751	$5,300	$—	$8,051
Payment services	59,277	6,224	—	65,501
Relationship management services	7,988	34	—	8,022
Professional services and other	7,090	3,072	—	10,162

Total Revenues	77,106	14,630	—	91,736
Costs of revenues	30,350	9,787	1,180	41,317

Gross profit	46,756	4,843	(1,180)	50,419
Operating expenses	24,047	8,995	12,129	45,171

Income from operations	$22,709	$(4,152)	$(13,309)	$5,248

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Unallocated
	Banking	eCommerce	Expenses (1)	Total

Year ended December 31, 2005:
Account presentation services	$2,939	$5,887	$—	$8,826
Payment services	35,765	76	—	35,841
Relationship management services	7,716	—	—	7,716
Professional services and other	6,025	2,093	—	8,118

Revenues	52,445	8,056	—	60,501
Costs of revenues	21,393	4,382	282	26,057

Gross profit	31,052	3,674	(282)	34,444
Operating expenses	17,563	2,942	6,043	26,548

Income from operations	$13,489	$732	$(6,325)	$7,896

Year ended December 31, 2004:
Account presentation services	$3,030	$—	$—	$3,030
Payment services	28,277	—	—	28,277
Relationship management services	7,895	—	—	7,895
Professional services and other	3,083	—	—	3,083

Revenues	42,285	—	—	42,285
Costs of revenues	19,279	—	—	19,279

Gross profit	23,006	—	—	23,006
Operating expenses	14,024	—	5,071	19,095

Income from operations	$8,982	$—	$(5,071)	$3,911

(1)	Unallocated expenses are comprised of general corporate overhead expenses and intangible asset amortization that is not included in the measure of segment profit or loss used internally to evaluate the segments.

5.	INVESTMENTS

At December 31, 2006 the Company held a certificate of deposit maturing in excess of 90 days from the date of the financial statements and thus it is not considered a cash equivalent. No debt securities or marketable equity securities subject to the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, are held by the Company at the balance sheet dates.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE COSTS

Property and equipment and capitalized software costs consist of the following (in thousands):

	December 31,
	2006	2005

Central processing systems and terminals	$25,752	$20,195
Office furniture and equipment	2,903	2,722
Central processing systems and terminals under capital leases	1,197	509
Office furniture and equipment under capital leases	572	572
Internal use software	14,862	9,767
Leasehold improvements	2,425	2,344

	47,711	36,109
Less accumulated depreciation and amortization	(21,957)	(16,845)
Less accumulated amortization of internal use software	(1,182)	(2,941)
Less accumulated depreciation on assets held under capital leases	(5,462)	(1,081)

	$19,110	$15,242

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following (in thousands):

	Banking	eCommerce
	Segment	Segment	Total

Balance at December 31, 2005	$4,736	$11,587	$16,323
Goodwill acquired (Princeton eCom acquisition)	86,302	65,105	151,407
Adjustments	378	(23)	355

Balance at December 31, 2006	$91,416	$76,669	$168,085

Intangible assets consist of the following (in thousands):

	December 31,
	2006	2005

Gross carrying amount:
Purchased technology	$11,183	$1,883
Customer lists	19,263	908
Non-compete agreements	33	33

Total gross carrying amount	30,479	2,824
Accumulated amortization:
Less accumulated amortization of purchased technology	(1,475)	(283)
Less accumulated amortization of customer lists	(3,931)	(148)
Less accumulated amortization of non-compete agreements	(10)	(3)

Total accumulated amortization	(5,416)	(434)

Total intangible assets	$25,063	$2,390

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangible assets was $5.0 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively. There was no amortization expense related to intangible assets for the year ended December 31, 2004.

All intangible assets are amortized over their useful lives of five to eleven years based on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed or otherwise used up. Amortization expense is expected to approximate $7.9, $5.6, $4.3, $3.0 and $2.3 million for the years ended December 31, 2007, 2008, 2009, 2010 and 2011.

8.	COMMITMENTS

The Company leases office space under operating leases expiring in 2007, 2013 and 2014. All but one of the leases provide for escalating rent over the respective lease term. Rent expense under the operating leases for the years ended December 31, 2006, 2005, and 2004, was as follows (in thousands):

2006	$3,671
2005	$2,050
2004	$1,636

On May 21, 2004, the Company executed a ten-year lease covering 75,000 square feet of office and data center space. The rent commencement date of the new lease was October 1, 2004, and the Company received a lease incentive of approximately $1.7 million in connection with the lease. The benefit of this lease incentive has been deferred as part of lease incentive obligation, recorded as a reduction to lease expense and will be recognized ratably over the term of the lease. The Company amortized $0.2 million of the lease incentive in 2006 and 2005, respectively. The remaining balance of the incentive at December 31, 2006 is $1.3 million.

The Company also leases certain equipment under capital leases. Future minimum lease payments under operating and capital leases are as follows (in thousands):

	Operating	Capital

2007	$4,090	$52
2008	3,896	45
2009	3,960	40
2010	2,547	20
2011	2,614	—
Thereafter	5,865	—

Total minimum lease payments	$22,972	157

Less amount representing interest		(25)

Present value of minimum lease payments		132
Less current portion		(40)

Long-term portion of minimum lease payments		$92

9.	INCOME TAXES

The Company incurred a current tax liability for federal income taxes resulting from alternative minimum tax (“AMT”), of $0.2 million for both years ended December 31, 2006 and 2005. In addition, the Company incurred a current state tax liability of $3,000 and $13,000 for the years ended December 31, 2006 and 2005, respectively. As a result of the AMT paid, the Company has approximately $0.5 million in AMT credits that can be used to offset regular income taxes when paid in the future.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the Company has net operating loss carryforwards of approximately $227.6 million that expire at varying dates from 2011 to 2026. Of that $227.6 million, approximately $2.1 million relates to the exercise of stock options. Pursuant to the acquisition of Princeton in July 2006, the Company generated a net deferred tax asset of $133.2 million representing the acquisition of Princeton’s net operating loss carryforwards and the inclusion of non-deductible intangible asset amortization.

The timing and manner in which the Company may utilize the net operating loss carryforwards in subsequent tax years will be limited to the Company’s ability to generate future taxable income and, potentially, by the application of the ownership change rules under Section 382 of the Internal Revenue Code. The Company expects to utilize approximately $11.7 million of net operating loss carryforwards for the year ended December 31, 2006.

As of December 31, 2006, the Company recognized a valuation allowance of $68.2 million of its deferred tax asset of $92.3 million since the likelihood of realization of the benefit for the portion for which an allowance has been provided did not meet the criteria for release.

As of December 31, 2005, the Company generated three years of cumulative operating profits. As a result of this positive earnings trend and projected taxable income over the next three years, the Company reversed approximately $36 million of its gross deferred tax asset valuation allowance, having determined that it was more likely than not that this portion of the deferred tax asset would be realized. This reversal resulted in recognition of an income tax benefit totaling $13.7 million. Of the total income tax benefit recognized, approximately $11.5 million relates to a Federal deferred tax benefit with the remainder representing the state deferred tax benefit.

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$87,848	$30,649
Deferred wages	1,450	127
Deferred revenue	1,719	—
Deferred rent	947	742
Other deferred tax assets	286	587

Total deferred tax assets	92,250	32,105
Deferred liabilities:
Acquired intangible assets	(9,692)	(884)
Depreciation	(141)	(488)
Other	—	(626)

Total deferred tax liabilities	(9,833)	(1,998)
Valuation allowance for net deferred tax assets	(68,221)	(16,442)

Net deferred tax assets	$14,196	$13,665

Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes occur, as defined by that section. Based on the analysis the Company has completed to date, a sufficient amount of net operating losses are available to offset the Company’s taxable income for the year ended December 31, 2006. In addition, the Company has recognized a deferred tax asset at December 31, 2006 with respect to a portion of its net operating losses. This deferred tax asset represents the amount of tax benefit that the Company currently believes it will, more likely than not, have taxable income against which to

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

apply that benefit over the next two years. A valuation allowance has been established at December 31, 2006 for the remaining portion of the net operating losses, given the length of time prior to the potential utilization and the uncertainty of having sufficient taxable income in future periods. Assuming no future changes in ownership within the meaning of Section 382, the Company does currently believe it will have some material limitations on the eventual use of all of its net operating losses under the provisions of Section 382, and limitations could be created if the net operating losses are not used within the required time periods.

The following is a summary of the items that caused the income tax expense to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004

Tax expense at statutory Federal rate	$427	$3,127	$1,743
Effect of:
State income tax, net	113	380	197
Permanent differences	392	34	112
Alternative minimum tax	—	187	105
Increase (decrease) in valuation allowance	3	(17,194)	(2,011)

Income tax expense	$935	$(13,466)	$146

10.	FINANCIAL INSTRUMENTS

Derivatives Instruments and Hedging Activities

Cash Flow Hedging Strategy

The Company has entered into an interest rate cap agreement that effectively limits a portion of its senior secured floating-rate debt to a maximum interest rate of 5.5% (the “strike rate”) over the LIBOR rate through July 1, 2008, thus limiting the exposure to interest-rate increases in excess of the strike rate and resulting changes on future interest expense. Approximately, 88%, or $75 million, of the Company’s $85 million of outstanding senior secured notes had its interest payments hedged against increases in variable-rate interest payments by the interest rate cap agreements at December 31, 2006.

During the year ended December 31, 2006, the Company recorded an unrealized loss of $406,705 as part of the comprehensive loss recorded in stockholders’ equity, to reflect the change in the fair value of the interest rate cap. As the interest rate caplets mature, the portions of the changes in fair value that are associated with the cost of the caplet will be recognized in current operations. The Company has not recognized any gains or losses on the fair value of the interest rate cap during the year ended December 31, 2006. There is no published exchange information containing the price of the Company’s interest rate cap instrument. Thus, the fair value of the interest rate cap is based on an estimated fair value quote from a broker and market maker in derivative instruments. Their estimate is based upon the December 29, 2006 LIBOR forward curve, which implies that the caplets had minimal intrinsic value at December 31, 2006.

At December 31, 2006 the Company expects to reclassify approximately $21,000 of net losses from derivative instruments from accumulated other comprehensive loss to operations (i.e., as “interest expense”) during the next twelve months due to actual payments of variable interest associated with the floating rate debt.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liability for the Embedded Derivative

The Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued but unpaid dividends. This feature is bifurcated as an embedded derivative and is included in other long-term liabilities on the accompanying balance sheet. This liability for the fair value of the embedded derivative is adjusted to marked to market at the end of each reporting period by adjusting interest expense, and therefore, current income. The fair value of the liability is estimated using the discounted cash flow method. The estimated fair value is affected substantially by management’s expected term (periods outstanding) of the Series A-1 preferred stock and the discount rate used to compute the present value of the expected cash flows from the interest-like returns feature.

Series A-1 Preferred Stock

The Company’s Series A-1 Preferred Stock is carried at its fair value at inception adjusted for accretion of unpaid dividends and interest accruing thereon, the 115% redemption price, the original fair value of the bifurcated embedded derivative, and the amortized portion of its original issuance costs, which approximates its redemption value. At December 31, 2006 its carrying value is $72,108,000. See Note 12 for a detailed explanation of the Series A-1 Preferred Stock.

11.	SENIOR SECURED NOTES

The Company issued $85 million of senior secured notes on July 3, 2006. The principal amount of the notes is to be paid in full on June 26, 2011, and interest is paid in arrears and is due on the first day of each quarter. Interest on the unpaid balance is computed on the basis of a 360-day year. The annual interest rate to be used for each quarterly interest payment is equal to the one-month LIBOR two business days prior to the beginning of each quarterly period plus 700 basis points. The notes are secured by a first priority security interest in certain property of the Company as outlined in the debt security agreement.

The fair value of the Company’s long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered the Company for debt of the same remaining maturities. The estimated fair value of the Company’s long-term debt is as follows (in thousands):

	December 31,		December 31,
	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$85,000	$85,000	—	—

Maturities of long-term debt for each of the next five years are as follows (in thousands):

Year	Maturing Amounts
(In thousands)

2007	$—
2008	$—
2009	$—
2010	$—
2011	$85,000

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	PREFERRED STOCK

Series A-1 Redeemable Convertible Preferred Stock

Pursuant to the restated certificate of incorporation, the board of directors has the authority, without further action by the stockholders, to issue up to 3,000,000 shares of preferred stock in one or more series. Of these 3,000,000 shares of preferred stock, 75,000 shares have been designated Series A-1.

Shares of the Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”) are initially convertible into common shares at a rate of $16.22825 per share, or 4,621,570 shares in the aggregate. Although the Series A-1 preferred shares have anti-dilution protection, in no event can the number of shares of common stock issued upon conversion of the Series A-1 preferred exceed 5,102,986 common shares. The anti-dilution protection of the Series A-1 preferred is based on the weighted average price of shares issued below the conversion price, provided that (a) shares issued in connection with compensatory equity grants, (b) shares issued above $12.9826 and (c) other issuances as set forth in the certificate of designations of the Series A-1 preferred are excluded from the anti-dilution protections of the Series A-1 preferred.

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

As discussed above, the Series A-1 Preferred Stock redemption value is 115% of the face value of the stock, on or after seven (7) years from the date of issuance. EITF Topic D-98 Classification and Measurement and of Redeemable Securities, requires the Company to account for the securities by accreting to its expected redemption value over the period from the date of issuance to the first expected redemption date. The Company recognized $0.8 million of preferred stock accretion to adjust for the redemption value at maturity.

Additionally, the Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid dividends, that accumulate at 8% per annum. The Company bifurcated this feature at the date of issuance by reclassifying $2.1 million of the Series A-1 Preferred Stock as a liability. This liability for the fair value of the embedded derivative is adjusted to market at the end of each reporting period by adjusting interest expense. At December 31, 2006 the liability was valued at $2.3 million and $0.2 of interest expense had been recognized in the statement of operations for the changes in the fair value of the liability. Additionally, the original amount allocated to the fair value of the embedded derivative will be accreted back to the Series A-1 Preferred Stock over the seven (7) year life of the security. For the year ended December 31, 2006, $0.2 of accretion has been recognized for the portion of the Series A-1 Preferred Stock that was bifurcated as a liability for the fair value of the embedded derivative. An additional $3.0 million of accretion was recognized for the 8% per annum cumulative dividends during the year ended December 31, 2006. Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is also accreted back to the redemption value of the Series A-1 Preferred Stock and generated an additional $0.4 million of accretion for the year ended December 31, 2006.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series B Preferred Stock

In connection with the adoption of a stockholders rights plan that was implemented on January 11, 2002, the Company, through a certificate of designation that became effective on December 24, 2001, authorized 297,500 shares of Series B Junior Participating Preferred Stock (“Series B Preferred Stock”). Under the stockholders right plan, which is intended to protect the Company’s stockholders from unsolicited attempts to acquire or gain control of the Company, each holder of record of a share of common stock received a right to purchase a unit of 1/100th of a share of Series B Preferred Stock at a price, subject to adjustment, of $115 per unit. The right is not exercisable until an attempt occurs to acquire or gain control of the Company that is unsolicited and does not have the approval of the Company’s board of directors, provided, the stockholders of the Company agree to implement the rights plan. Upon exercise of a right, each holder of a right will be entitled to receive 1/100th of a share of Series B Preferred Stock or, in lieu thereof, a number of shares of common stock equal to the exercise price of the right divided by one-half of the current market price of the Company’s common stock. Until exercise of a right for 1/100th of a share of Series B Preferred Stock, no shares of Series B Preferred Stock will be issued. Holders of a share of Series B Preferred Stock are entitled to receive cumulative quarterly dividends equal to the greater of $1.00 per share or 100 times any dividend declared on the Company’s common stock and have voting rights equal to 100 votes per share. Additionally, each holder of a share of Series B Preferred Stock is entitled to a liquidation preference equal to $100 plus accrued and unpaid dividends thereon, whether or not declared.

13.	NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income available to common stockholders per share (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004

Net (loss) income available to stockholders	$(3,988)	$22,663	$3,947
Weighted average shares outstanding used in calculation of net (loss) income available to common stockholders per share:
Basic	25,546	23,434	18,057
Dilutive warrants	—	—	63
Dilutive options	—	2,446	2,008

Diluted	25,546	25,880	20,128

Net (loss) income available to common stockholders per share:
Basic	$(0.16)	$0.97	$0.22
Diluted	$(0.16)	$0.88	$0.20

Due to their anti-dilutive effects, outstanding shares from the conversion of the Convertible Preferred Stock, stock options, restricted stock units and warrants to purchase 3,921,330, 2,597,068, and 3,432,622 shares of common stock at December 31, 2006, 2005 and 2004, respectively, were excluded from the computation of diluted net income available to common stockholders per share.

14.	EMPLOYEE BENEFIT PLANS

Employee Savings and Retirement Plan

The Company has a 401(k) plan that allows eligible employees to contribute up to 15% of their salary. The Company has total discretion about whether to make an employer contribution to the plan and the amount of the employer contribution. The Company has historically chosen not to match the employee contributions

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and, therefore, has not incurred any contribution expense. Beginning January 1, 2006, the Company began matching employee contributions to the 401(k) plan at a rate of fifty percent on the first two percent of the employee’s contributions to the plan, up to an annual limitation of $1,000 per employee. The Company incurred $13,135, $9,389 and $8,868 for administrative expenses of its 401(k) plan for the years ended December 31, 2006, 2005 and 2004, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees to purchase shares of common stock at 95% of the fair market value on the last day of each three-month offering period. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. The employee stock purchase plan authorizes up to 400,000 shares to be granted. During the years ended December 31, 2006 and 2005, shares totaling 17,286 and 41,466 were issued under the plan at an average price of $10.77 and $8.17 per share, respectively. At December 31, 2006, 180,788 shares were reserved for future issuance.

15.	EQUITY COMPENSATION PLANS

At December 31, 2006, the Company had three stock-based employee compensation plans, which are described more fully below. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS No. 123. No stock-based employee compensation cost was recognized in the consolidated statement of operations for 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes for 2006 is approximately $2.5 million lower than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted net loss available to common stockholders per share for 2006 would have been $0.06, compared to reported basic and diluted net loss available to common stockholders per share of $0.16. Compensation cost capitalized as part of software development costs capitalized in accordance with SOP No. 98-1 for 2006 was approximately $185,000, and no income tax benefit was recognized in the Statement of Operations for share-based compensation arrangements since the Company currently recognizes a full valuation allowance against that benefit.

Prior to the adoption of SFAS No. 123(R), if the Company had not recognized a full valuation allowance against its deferred tax asset, it would have presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans for 2005 and 2004. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Year Ended December 31,
	2005	2004
	(In thousands, except per share data)

Net income as reported	$22,663	$3,947
Adjustment to net income for:
Pro forma stock-based compensation expense	(2,783)	(2,245)

Pro forma net income	$19,880	$1,702

Basic net income per share
As reported	$0.97	$0.22
Pro forma	$0.85	$0.09
Diluted net income per share
As reported	$0.88	$0.20
Pro forma	$0.77	$0.08

Restricted Stock and Option Plans

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

During 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”), which permits the granting of both incentive stock options and nonqualified stock options to employees, directors and consultants. The aggregate number of shares that can be granted under the 1999 Plan is 5,858,331. The option exercise price under the 1999 Plan cannot be less than the fair market value of the Company’s common stock on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally four years. Outstanding options expire after seven to ten years from grant.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Year Ended December 31,
	2006	2005	2004

Dividend yield	—	—	—
Expected volatility	65%	74%	82%
Risk-free interest rate	4.57%	3.87%	3.42%
Expected life in years	5.2	5.1	5.2

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

Expected Life of Option Term.  Expected life of option term is the period of time that the options granted are expected to remain unexercised. Options granted during the year have a maximum term of seven to ten years. The Company used historical expected terms with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected life of the option term.

Forfeiture Rate.  Forfeiture rate is the estimated percentage of equity awards granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company estimates forfeiture rate based on past turnover data ranging anywhere from one to five years with further consideration given to the class of employees to whom the equity awards were granted.

A summary of option activity under the 1989, 1999 and 2005 Plans as of December 31, 2006, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2006	4,796	$6.04
Granted	130	$11.09
Exercised	(541)	$6.10
Forfeited or expired	(589)	$11.45

Outstanding at December 31, 2006	3,796	$5.36	4.3	$19,749

Vested or expected to vest at December 31, 2006	3,688	$5.36	4.3	$19,385
Exercisable at December 31, 2006	2,851	$5.05	3.9	$15,827

The weighted-average grant-date fair value of options granted in 2006, 2005 and 2004 was $6.60, $6.52 and $4.72 per share, respectively. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the year and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date of exercise and the exercise price. The intrinsic value of options exercised in 2006, 2005 and 2004 was $3.3, $2.2 and $1.9 million, respectively.

As of December 31, 2006, there was $2.8 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

A summary of the status of the Company’s non-vested restricted stock units as of December 31, 2006, and changes in the year then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Non-vested at January 1, 2006	—	$—
Granted	130	$11.09
Vested	—	$—
Forfeited	(4)	$11.62

Non-vested at December 31, 2006	126	$11.07

The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of December 31, 2006, there was $0.8 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 2.0 years. No shares vested in 2006.

During 2006, the Company cancelled the contractual life of 28,000 fully vested options and 34,000 non-vested options held by three employees and made a concurrent grant of 5,283 options and 9,387 non-vested shares to those three employees. As a result of the modification and pursuant to SFAS No. 123(R), the Company measured the total compensation cost related to the replacement awards as of the date of cancellation, equal to the portion of the grant-date fair value of the original award for which the requisite service period is expected to be rendered at that date plus the incremental cost resulting from the cancellation and replacement of the award. The total incremental cost was $28,000.

Cash received from option exercises under all share-based payment arrangements in 2006, 2005 and 2004 was $3.3, $3.0 and $1.1 million, respectively. There was no tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements since the Company currently recognizes a full valuation allowance against that benefit.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	SUMMARIZED QUARTERLY DATA (UNAUDITED)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years 2006 and 2005 is as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
			(Restated) (A)

Total revenues	$16,717	$17,359	$28,266	$29,394
Gross profit	$9,056	$9,768	$15,317	$16,278
Net income	$757	$1,397	$(1,271)	$(563)
Net income (loss) available to common stockholders	$757	$1,397	$(3,429)	$(2,713)
Net income (loss) available to common stockholders per share:
Basic	$0.03	$0.05	$(0.13)	$(0.11)
Diluted	$0.03	$0.05	$(0.13)	$(0.11)

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Total revenues	$15,112	$14,329	$15,292	$15,767
Gross profit	$9,187	$8,250	$9,220	$9,327
Net income	$2,208	$1,564	$2,363	$16,528
Net income per share:
Basic	$0.11	$0.06	$0.09	$0.66
Diluted	$0.10	$0.06	$0.09	$0.60

(A)	See discussion of restatement below.

The Audit Committee of the Board of Directors of the Company concluded, at a meeting on February 22, 2007, that the Company would restate its consolidated financial statements for the three and nine months ended September 30, 2006. The table below reflects the correction to the Company’s accounting for 1) the redemption price of the shares of Series A-1 convertible preferred stock being based on 115% of the original issue price of the shares and 2) the liability for the fair value of an embedded derivative in the Series A-1 Preferred Stock, associated with the holders’ right to receive an interest-like return on accrued but unpaid dividends.

In connection with the acquisition of Princeton on July 3, 2006, the Company issued shares of Series A-1 Preferred Stock for which the liquidation preference accumulates to 115% of the original issue price of the shares. Commencing seven years from the date of issuance, or July 3, 2013, the shares become redeemable at the option of the holders based upon such liquidation value. The Company is accreting to redemption value of the shares by accreting the 15% preference over the period from the date of issuance to the date the Series A-1 Preferred Stock can be redeemed.

Additionally, the Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued but unpaid dividends. In accordance with GAAP, the Company has bifurcated this feature as an embedded derivative which is classified as a liability. This liability for the embedded derivative is adjusted to its fair value at the end of each reporting period with the adjustment reflected in interest expense. Additionally, the discount on the Series A-1 Preferred Stock created by the allocation of the fair

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the embedded derivative is being accreted to the date the Series A-1 Preferred Stock can be redeemed.

As a result of the adjustments to the consolidated statements of operations, the Company has increased its net loss available to common stockholders by approximately $0.6 million for the three and nine months ended September 30, 2006, from its previously reported net loss available to common stockholders of approximately $2.8 million and $0.7 million for the three and nine months ended September 30, 2006, respectively.

The following table reflects the impact on each caption in the unaudited consolidated statements of operations that were affected by the restatement as previously reported and as corrected for the three and nine months ended September 30, 2006 (in thousands):

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	(unaudited)			(unaudited)
		Change			Change
	As Previously	Increase		As Previously	Increase
	Reported	(Decrease)	As Restated	Reported	(Decrease)	As Restated

Consolidated Statement of Operations:
Interest expense	$2,852	103	$2,955	$2,853	103	$2,956
Net (loss) income	$(1,168)	(103)	$(1,271)	$986	(103)	$883
Preferred stock accretion	$1,680	478	$2,158	$1,680	478	$2,158
Net loss available to common stockholders	$(2,848)	(581)	$(3,429)	$(694)	(581)	$(1,275)

The following table reflects the impact on each caption in the balance sheet that was affected by the restatement as previously reported and as corrected as of September 30, 2006 (in thousands):

	As of September 30, 2006
	(unaudited)
		Change
	As Previously	Increase
	Reported	(Decrease)	As Restated

Balance Sheet:
Other long-tern liabilities	$1,660	2,235	$3,895
Total liabilities	$105,459	2,235	$107,694
Redeemable convertible preferred stock	$71,634	(1,654)	$69,980
Accumulated deficit	$(57,682)	(581)	$(58,263)

17.	SUBSEQUENT EVENTS

Debt Refinancing

On February 21, 2007, the Company, for the primary purpose of refinancing the debt it had obtained to acquire Princeton entered into a Credit Agreement with a financial institution, along with a syndicate of other lenders. Under this Credit Agreement, the Company obtained an $85,000,000 term loan and a $15,000,000 revolving line of credit. No advance was made against the line of credit. Interest on these loans is either at (i) a base rate consisting of the of the higher of the Federal Funds Rate plus .5% or the financial institution’s prime rate or (ii) LIBOR plus 2.25% to 2.75% based upon the leverage ratio of the Company’s funded indebtedness to its earnings before interest, taxes, depreciation and amortization (“EBITDA”), which is a non-GAAP financial measurement. The Company will avail itself of the LIBOR rate. The loans mature in five years. Principal payments of the term loan become due quarterly commencing June 30, 2008 in the amount of $3,187,500, increasing to $4,250,000 on June 30, 2009 until June 30, 2011 whereupon the payments increase to $9,562,500.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No changes in or disagreements with accountants on accounting and financial disclosure have occurred during the two most recent fiscal years.

Item 9A.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Online Resources’ Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2006 and December 31, 2006 in timely alerting them of material information relating to Online Resources that is required to be disclosed by Online Resources in the reports it files or submits under the Securities Exchange Act of 1934 because of a material weakness in internal control over financial reporting described below.

Changes in Internal Control Over Financial Reporting

There have been no changes in Online Resources’ internal control over financial reporting that occurred during the quarters ended September 30, 2006 and December 31, 2006 that have materially affected, or are reasonably likely to materially affect, Online Resources’ internal control over financial reporting. It should be noted that any system of controls, no matter how well designed or operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Princeton eCom, which the Company acquired on July 3, 2006. Operating results of the acquired company from the date of acquisition are included in the 2006 consolidated financial statements of Online Resources Corporation. The acquired company constituted $21.5 million and $17.5 million of total and net assets, respectively, as of December 31, 2006. It also contributed $21.7 million of revenues for the year ended December 31, 2006.

The Company’s internal control over financial reporting is supported by written policies and procedures, designed to (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2006 because of the material weakness described below.

While preparing its December 31, 2006 financial statements, the Company discovered that it needed to correct errors, primarily related to the Princeton acquisition and the integration of that company’s accounting system and processes. The Company determined that it had not properly accounted for the Series A-1 Convertible Preferred Stock it issued in conjunction with its acquisition of Princeton eCom as discussed further in Note 3 to the consolidated financial statements. It also determined that it had improperly assigned values to certain assets acquired and liabilities assumed, and misstated other asset values due to cut-off date issues within the acquired company’s financial close process and errors in allocating professional services employee time by an operating unit. The Company has corrected its accounting and is restating its unaudited consolidated financial statements for the three and nine month periods ended September 30, 2006 as a part of this Annual Report on Form 10-K. All of the adjustments noted above have been recorded and are reflected in the consolidated financial statements included as a part of this Annual Report on Form 10-K.

Management has concluded that the staffing, systems and processes it had in place following the Princeton acquisition were not sufficient to support the expanded magnitude and complexity of accounting requirements for the combined company.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, the registered public accounting firm that audited the Company’s consolidated financial statements, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REMEDIATION MEASURES FOR MATERIAL WEAKNESS

Management believes that the errors giving rise to the restatement and the material weakness occurred because of a variety of factors, including the complexities introduced by having completed and financed this material acquisition, the complexities inherent in interpreting accounting standards related to the issuance of preferred securities, the added difficulty of operating two separate accounting systems and the difficulties associated with expanding and upgrading the Company’s accounting staff in a timely manner to account for a significantly larger and more complex organization.

Management has taken and will continue to take steps to remediate the material weakness described above. An offer of employment has been extended to, and accepted by, a person with experience in both accounting for acquisitions and public company reporting. In January 2007, it also integrated Princeton’s accounting function so that the Company is now managing a single system and set of processes. Going forward, management will continue to assess staffing levels and expertise in our accounting and finance area and take the steps necessary to make sure these are adequate. It will review the training it provides to non-financial managers who provide input affecting the financial statements to ensure it is adequate. It will also reassess the capability of the outside advisors it uses to assist in the evaluation of complex accounting transactions and the proper application of accounting principles.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Company

The information required by this item is incorporated by reference to the sections and subsections entitled “Management”, “Executive Compensation”, “Code of Ethics”, “Audit Committee”, “Audit Committee Financial Experts” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the section entitled “Executive Compensation and Transactions” contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

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

(2) List of Exhibits.

2.1	Agreement and Plan of Merger dated May 5, 2006 among the Company, its acquisition subsidiary and Princeton (filed as Ex. 2.1 to our Form 8-K filed on May 5, 2006)
3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
3.2	Form of Amended and Restated Bylaws of the Company (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
3.3	Certificate of Designation of shares of Series B Junior Participating Preferred Stock (filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 2002 filed on March 31, 2003)
3.4	Certificate of Designation of shares of Series A-1 Convertible Preferred Stock (filed as Exhibit 3.1 to our Form 8-K filed on July 3, 2006)
3.5	Certificate of Correction to Certificate of Designation for the shares of Series A-1 Convertible Preferred Stock (filed as Ex. 3.2 to our Form 8-K filed on September 14, 2006)
4.1	Specimen of Common stock Certificate of the Company (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.2	Rights Agreement dated as of January 11, 2002, between the Company and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Form 8-K filed on January 15, 2002)
4.3	Credit Agreement dated July 3, 2006 between the Company and Obsidiain, LLC as agent (filed as Ex. 10.2 to our Form 8-K filed on July 3, 2006)
4.4	Form of Senior Secured Floating Rate Note due 2011 (filed as Ex. 10.3 to our Form 8-K filed on July 3, 2006)
4.5	Investor Rights Agreement dated July 3, 2006, by and among the Company and the holders of its shares of Series A-1 Convertible Preferred Stock (filed as Ex. 4.3 to our Form S-3/A filed on November 14, 2006
10.1	Lease Agreement for premises at 7600 Colshire Drive, McLean, Virginia (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.2	Online Resources & Communications Corporation 1989 Stock Option Plan (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.3	1999 Stock Option Plan (incorporated by reference from our registration statement on Form S-1; Registration No. 333-40674)
10.4	Employee Stock Purchase Plan (incorporated by reference from our registration statement on Form S-8; Registration No. 333-40674)
10.5	Lease Agreement to premises at 4796 Meadow Wood Lane, Chantilly, Virginia (filed as an exhibit to our form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004)
10.6	2005 Restricted Stock and Option Plan (filed with our Definitive Proxy Statement on April 5, 2005)
10.7	Equity Purchase Agreement by and among the Company and the purchasers of its Series A-1 Convertible Preferred Stock (filed as Ex. 10.1 to our Form 8-K filed on July 3, 2006)
23 .	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32 .	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Schedule II — Valuation and Qualifying Accounts:

	Balance at
	Beginning of					Balance at End
Classification	Period	Additions		Deductions		of Period

Allowance for doubtful accounts:
Year ended December 31, 2004	$67	$100	(3)	$14	(1)	$152
Year ended December 31, 2005	$152	$10		$8	(1)	$154
Year ended December 31, 2006	$154	$42		$48	(1)	$148
Allowance for deferred tax asset:
Year ended December 31, 2004	$43,398	$—		$4,093	(4)	$39,305
Year ended December 31, 2005	$39,305	$—		$22,863	(5)	$16,443
Year ended December 31, 2006	$16,443	$—		$2,247	(4)	$14,196

Notes:

(1)	Uncollectible accounts written off.

(2)	Reversal of previously reserved amounts that were collected.

(3)	$85,410 related to the acquisition of Incurrent Solutions, Inc.

(4)	Income before income tax provision.

(5)	Income before income tax provision and release of deferred tax asset of $13.7 million.

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

Signature	Title	Date

/s/ MATTHEW P. LAWLOR Matthew P. Lawlor	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/s/ CATHERINE A. GRAHAM Catherine A. Graham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2007

/s/ WILLIAM J. NEWMAN, III William J. Newman, III	Director of Finance and Corporate Controller (Principal Accounting Officer)	March 16, 2007

/s/ WILLIAM H. WASHECKA William H. Washecka	Director	March 16, 2007

/s/ JOSEPH J. SPALLUTO Joseph J. Spalluto	Director	March 16, 2007

/s/ STEPHEN S. COLE Stephen S. Cole	Director	March 16, 2007

/s/ ERVIN R. SHAMES Ervin R. Shames	Director	March 16, 2007

/s/ EDWARD E. FURASH Edward E. Furash	Director	March 16, 2007

/s/ MICHAEL E. LEITNER Michael E. Leitner	Director	March 16, 2007

/s/ BARRY D. WESSLER Barry D. Wessler	Director	March 16, 2007

/s/ MICHAEL H. HEATH Michael H. Heath	Director	March 16, 2007