Form 10-Q
period 2007-03-31
ONLINE RESOURCES CORP
filed 2007-05-10
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-26123

ONLINE RESOURCES CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	52-1623052
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

4795 Meadow Wood Lane, Suite 300, Chantilly, Virginia (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	20151 (ZIP CODE)

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

As of May 4, 2007 there were 26,154,468 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

ONLINE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$27,659	$31,189
Restricted cash	1,633	3,919
Short-term investments	965	965
Accounts receivable (net of allowance of $90 and $148, respectively)	14,612	14,291
Deferred implementation costs	1,549	1,598
Deferred tax asset	2,561	2,561
Debt issuance costs	294	890
Prepaid expenses and other current assets	3,349	2,653

Total current assets	52,622	58,066
Property and equipment, net	20,735	19,110
Deferred tax asset	11,635	11,635
Deferred implementation costs, less current portion	1,246	1,015
Goodwill	167,916	168,085
Intangible assets	22,717	25,063
Debt issuance costs, less current portion	1,153	3,116
Other assets	605	501

Total assets	$278,629	$286,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,515	$2,332
Accrued expenses and other current liabilities	5,889	4,034
Accrued compensation	1,864	2,306
Deferred revenues	5,135	4,919
Deferred rent	247	304
Interest payable	217	2,688

Total current liabilities	15,867	16,583
Notes payable, senior secured debt	85,000	85,000
Deferred revenues, less current portion	3,366	3,374
Deferred rent, less current portion	2,016	2,144
Other long-term liabilities	2,445	4,047

Total liabilities	108,694	111,148
Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued (Redeemable on July 3, 2013 at $128,250)	74,143	72,108
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 26,103 issued and 26,027 outstanding at March 31, 2007 and 25,865 issued and 25,789 outstanding at December 31, 2006	3	3
Additional paid-in capital	168,205	166,355
Accumulated deficit	(71,842)	(62,388)
Treasury stock, 76 shares	(228)	(228)
Accumulated other comprehensive loss	(346)	(407)

Total stockholders’ equity	95,792	103,335

Total liabilities and stockholders’ equity	$278,629	$286,591

See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)

Revenues:
Account presentation services	$2,262	$1,928
Payment services	23,381	10,395
Relationship management services	2,162	2,097
Professional services and other	3,044	2,297

Total revenues	30,849	16,717
Costs and expenses:
Service costs	13,421	5,975
Implementation and other costs	1,664	1,686

Costs of revenues	15,085	7,661

Gross profit	15,764	9,056
General and administrative	7,086	4,425
Sales and marketing	5,731	2,708
Systems and development	2,329	1,143

Total expenses	15,146	8,276

Income from operations	618	780
Other (expense) income:
Interest income	337	599
Interest expense	(2,539)	(2)
Loss on extinguishment of debt	(5,625)	—

Total other (expense) income	(7,827)	597

(Loss) income before income tax provision	(7,209)	1,377
Income tax provision	210	620

Net (loss) income	(7,419)	757
Preferred stock accretion	2,035	—

Net (loss) income available to common stockholders	$(9,454)	$757

Net (loss) income available to common stockholders per share:
Basic	$(0.36)	$0.03
Diluted	$(0.36)	$0.03
Shares used in calculation of net (loss) income available to common stockholders per share:
Basic	25,927	25,303
Diluted	25,927	27,447

See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

Operating activities
Net (loss) income	$(7,419)	$757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,796	1,747
Equity compensation expense	979	617
Write-off and amortization of debt issuance costs	4,037	—
Loss on preferred stock derivative security	73	—
Loss on cash flow hedge derivative security	87	—
Loss on disposal of assets	26	—
Provision for losses on accounts receivable	(58)	—
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	2,286	625
Accounts receivable	(239)	(740)
Prepaid expenses and other current assets	(684)	(30)
Deferred implementation costs	(182)	(111)
Deferred tax asset	—	617
Other assets	(21)	(81)
Accounts payable	183	(522)
Accrued expenses and other current liabilities	1,852	129
Accrued compensation	(442)	(720)
Interest payable	(2,471)	—
Deferred revenues	208	63
Deferred rent	(32)	43
Other long-term liabilities	(1,670)	(625)

Net cash provided by operating activities	1,309	1,769
Investing activities
Purchases of property and equipment	(4,037)	(2,983)

Net cash used by investing activities	(4,037)	(2,983)
Financing activities
Proceeds from issuance of common stock	807	1,422
Purchase of derivative	(121)	—
Debt issuance costs on refinancing of long-term debt	(1,478)	—
Proceeds from issuance of 2007 Notes	85,000	—
Repayment of 2006 Notes	(85,000)	—
Repayment of capital lease obligations	(10)	(7)

Net cash (used) provided by financing activities	(802)	1,415

Net (decrease) increase in cash and cash equivalents	(3,530)	201
Cash and cash equivalents at beginning of period	31,189	55,864

Cash and cash equivalents at end of period	$27,659	$56,065

See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Online Resources Corporation (the “Company”) provides outsourced, web-based financial technology services branded to over 2,700 financial institution, biller, card issuer and creditor clients. With four business lines in two primary vertical markets, the Company serves over 9 million billable consumer and business end-users. End-users may access and view their accounts online and perform various web-based self-service functions. They may also make electronic bill payments and funds transfers, utilizing the Company’s unique, real-time debit architecture, ACH and other payment methods. The Company’s value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for its clients. Further, the Company provides professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. The Company currently operates in two business segments — Banking and eCommerce. The operating results of the business segments exclude general corporate overhead expenses and intangible asset amortization.

INTERIM FINANCIAL INFORMATION

The accompanying consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated unaudited financial statements should be read in conjunction with our consolidated audited financial statements for the year ended December 31, 2006 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 16, 2007. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.	TERM LOANS

On February 21, 2007, the Company entered into an agreement with Bank of America to refinance its existing debt with $85 million in term loans (“2007 Notes”). The agreement also provides a $15 million revolver (“Revolver”) under which the Company can secure up to $5,000,000 in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $2.3 million as a result of letters of credit the bank has issued. Interest on both the Revolver and the 2007 Notes is one-month LIBOR plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the 2007 Notes), and it is payable monthly. The 2007 Notes and the Revolver are secured by the assets of the Company. The Company incurred $1.5 million in deferred financing costs in conjunction with the transaction, and these costs are being amortized using the effective interest rate method over the term of the term loans. In addition, the Company incurs a commitment fee of 0.5% on any unused portion of the Revolver.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of long-term debt for each of the next five years are as follows (in thousands):

Maturing
Year	Amounts

2007	$—
2008	$9,563
2009	$15,937
2010	$17,000
2011	$32,938
2012	$9,562

The Company issued $85 million of senior secured notes (the “2006 Notes”) on July 3, 2006. Interest on the 2006 Notes was one-month LIBOR plus 700 basis points, and it was payable quarterly. The 2006 Notes were refinanced with the issuance of the 2007 Notes. The Company paid a $1.7 million pre-payment penalty and wrote-off $3.9 million in deferred financing costs in conjunction with the transaction.

3.	FINANCIAL INSTRUMENTS

Derivatives Instruments and Hedging Activities

Cash Flow Hedging Strategy

On March 30, 2007, the Company entered into an interest rate cap agreement (“2007 Hedge”) that protects the cash flows on designated one-month LIBOR-based interest payments beginning on April 3, 2007 through July 31, 2009. The 2007 Hedge limits the exposure to interest rate increases in excess of 5.5%. The 2007 Hedge has a notional value of $70.0 million through September 28, 2007, $65.0 million through June 30, 2008 and $42.5 million through July 31, 2009. Approximately, 82%, or $70 million, of the Company’s $85.0 million 2007 Notes had its interest payments perfectly hedged against increases in variable-rate interest payments above 5.5% by the 2007 Hedge.

The Company entered into an interest rate cap agreement (“2006 Hedge”) on July 3, 2006 that protected cash flows on designated one-month LIBOR-based payments beginning on July 3, 2006 through July 1, 2008. The 2006 Hedge limited the exposure to interest rate increases in excess of 5.5%. The 2006 Hedge had a notional value of $75.0 million through January 1, 2007, $70.0 million through July 1, 2007 and $65.0 million through July 1, 2008. Approximately, 82%, or $70.0 million, of the Company’s 2006 Notes had its interest payments perfectly hedged against increases in variable-rate interest payments over 5.5% by the 2006 Hedge up until the 2006 Notes were refinanced on February 21, 2007. The 2006 Hedge was de-designated on February 21, 2007 and was sold on April 3, 2007. The 2006 Hedge was replaced by the 2007 Hedge in order to hedge against the 2007 Notes.

During the three months ended March 31, 2007, the Company recorded an unrealized loss of $24,000 as part of the comprehensive loss recorded in stockholders’ equity to reflect the change in the fair value of the 2006 Hedge through February 21, 2007, the date of de-designation for the interest rate cap. During the quarter, the Company recorded a realized loss of $85,000 with the maturation of two of the 2006 Hedge’s caplets. As additional interest rate caplets mature, the portions of the changes in fair value that are associated with the cost of the maturing caplet will be recognized as interest expense. There is no published exchange information containing the price of the Company’s interest rate cap instruments. Thus, the fair value of the interest rate caps are based on estimated fair value quotes from a broker and market maker in derivative instruments. Their estimates are based upon the March 30, 2007 LIBOR forward curve, which implies that the caplets had minimal intrinsic value at March 31, 2007.

At March 31, 2007 the Company expects to reclassify approximately $263,000 of net losses from derivative instruments from accumulated other comprehensive loss to operations (i.e., as “interest expense”)

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the next twelve months due to actual payments of variable interest associated with the floating rate debt.

Liability for the Embedded Derivative

The Series A-1 Redeemable Convertible Preferred Stock (“Series A-1 Preferred Stock”) has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid dividends. This feature is bifurcated as an embedded derivative and is included in other long-term liabilities on the accompanying balance sheet. This liability for the fair value of the embedded derivative is adjusted to market at the end of each reporting period by adjusting interest expense, and therefore, current income. The fair value of the liability is estimated using the discounted cash flow method. The estimated fair value is affected substantially by management’s expected term (periods outstanding) of the Series A-1 Preferred Stock and the discount rate used to compute the present value of the expected cash flows from the interest-like returns feature.

Series A-1 Preferred Stock

The Company’s Series A-1 Preferred Stock is carried at its fair value at inception adjusted for accretion of unpaid dividends, a redemption price of 115% of the original issue price , the original fair value of the bifurcated embedded derivative and the amortized portion of its original issuance costs, which approximates its redemption value. At March 31, 2007 its carrying value is $74,143,000. See Note 4 for a detailed explanation of the Series A-1 Preferred Stock.

4.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

Pursuant to the restated certificate of incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 3,000,000 shares of preferred stock in one or more series. Of these 3,000,000 shares of preferred stock, 75,000 shares have been designated Series A-1 Preferred Stock.

Shares of the Series A-1 Preferred Stock are initially convertible into common shares at a rate of $16.22825 per share, or 4,621,570 shares in the aggregate. Although the Series A-1 Preferred Stock has anti-dilution protection, in no event can the number of shares of common stock issued upon conversion of the Series A-1 Preferred Stock exceed 5,102,986 common shares. The anti-dilution protection of the Series A-1 Preferred Stock is based on the weighted average price of shares issued below the conversion price, provided that (a) shares issued in connection with compensatory equity grants, (b) shares issued above $12.9826 and (c) other issuances as set forth in the certificate of designations of the Series A-1 Preferred Stock are excluded from the anti-dilution protections of the Series A-1 Preferred Stock.

The Series A-1 Preferred Stock votes on an as converted basis with the common stock and as a single class as to certain amendments to the certificate of incorporation the issuance of additional securities or debt or the payment of dividends. The amount of the liquidation preference of the Series A-1 Preferred Stock increases at a rate of 8% per annum of the original issuance price with an interest factor thereon based upon the iMoneyNet First Tier Institutional Average (the “Cumulative Amount”). This 8% per annum increase is convertible into shares of common stock, subject to the conversion limit noted above; however, the Company has the right to pay the 8% per annum increase in cash in lieu of conversion into common stock. The Series A-1 Preferred Stock has a right to participate in dividends with common stock, on an as if converted basis, when the cumulative total of common dividends paid, or proposed, exceeds the Cumulative Amount. Shares of Series A-1 Preferred Stock are subject to put and call rights following the seventh anniversary of their issuance for an amount equal to 115% of the original issuance price plus the 8% per annum increase with the interest factor thereon. The Corporation can require the conversion of the Series A-1 Preferred Stock if the 30 day weighted closing price per share of the Corporation’s common stock is at least 165% of the initial conversion price.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed above, the Series A-1 Preferred Stock redemption value is 115% of the face value of the stock, on or after seven years from the date of issuance. Emerging Issues Task Force Topic D-98, Classification and Measurement and of Redeemable Securities, requires the Company to account for the securities by accreting to its expected redemption value over the period from the date of issuance to the first expected redemption date. The Company recognized $0.3 million of preferred stock accretion for the three months ended March 31, 2007 to adjust for the redemption value at maturity.

Additionally, the Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. The Company bifurcated this feature at the date of issuance by reclassifying $2.1 million of the Series A-1 Preferred Stock as a liability on the date of issuance. This liability for the fair value of the embedded derivative is adjusted to market at the end of each reporting period by adjusting interest expense. At March 31, 2007 the liability was valued at $2.4 million and $73,000 of interest expense had been recognized in the statement of operations for the changes in the fair value of the liability. Additionally, the original amount allocated to the fair value of the embedded derivative will be accreted back to the Series A-1 Preferred Stock over the seven year life of the security. For the three months ended March 31, 2007, $0.1 million of accretion has been recognized for the portion of the Series A-1 Preferred Stock that was bifurcated as a liability for the fair value of the embedded derivative. An additional $1.5 million of accretion was recognized for the 8% per annum cumulative dividends during the three months ended March 31, 2007. Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is also accreted back to the redemption value of the Series A-1 Preferred Stock and generated an additional $0.2 million of accretion for the three months ended March 31, 2007.

5.	REPORTABLE SEGMENTS

The Company manages its business through two reportable segments: Banking and eCommerce. The Banking segment’s market consists primarily of banks, credit unions and other depository financial institutions in the U.S. The segment’s fully integrated suite of account presentation, payment, relationship management and professional services are delivered through the Internet. The eCommerce segment’s market consists of billers, card issuers, processors and other creditors such as payment acquirers and very large online billers. The segment’s account presentation, payment, relationship management and professional services are distributed to these clients through the Internet.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations from these reportable segments were as follows for the three months ended March, 2007 and 2006 (in thousands):

			Unallocated
	Banking	eCommerce	Expenses(1)	Total

Three months ended March 31, 2007:
Revenues	$24,484	$6,365	$—	$30,849
Costs of revenues	10,192	4,394	499	15,085

Gross profit	14,292	1,971	(499)	15,764
Operating expenses	5,801	3,450	5,895	15,146

Income (loss) from operations	$8,491	$(1,479)	$(6,394)	$618

Three months ended March 31, 2006:
Revenues	$14,697	$2,020	$—	$16,717
Costs of revenues	6,205	1,365	91	7,661

Gross profit	8,492	655	(91)	9,056
Operating expenses	5,223	863	2,190	8,276

Income (loss) from operations	$3,269	$(208)	$(2,281)	$780

(1)	Unallocated expenses are comprised of general corporate overhead expenses and intangible asset amortization that are not included in the measure of segment profit or loss used internally to evaluate the segments.

6.	STOCK BASED COMPENSATION

At March 31, 2007, the Company had three stock-based employee compensation plans, which are described more fully below. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

A portion of the stock based compensation cost has been capitalized as part of software development costs in accordance with Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, and SFAS No. 86, Accounting for Costs of Software to be Sold, Leased, or Otherwise Marketed. For the three months ended March 31, 2007 and 2006, approximately $64,000 and $57,000, respectively, was capitalized. No income tax benefit was recognized in the statement of operations for share-based compensation arrangements since the Company currently recognizes a full valuation allowance against that benefit.

Option Plans

During 1989, the Company adopted an Incentive Stock Option Plan (the “1989 Plan”), which has since been amended to allow for the issuance of up to 2,316,730 shares of common stock. The option price under

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2005, the stockholders approved the 2005 Restricted Stock and Option Plan (the “2005 Plan”), which permits the granting of restricted stock units and awards, stock appreciation rights, incentive stock options and non-statutory stock options to employees, directors and consultants. The aggregate number of shares that can be granted under the 2005 Plan is 1.7 million. The vesting period of the options and restricted stock is determined by the Board of Directors and is generally three years. Outstanding options expire after seven to ten years.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended March 31,
	2007	2006

Dividend yield	—	—
Expected volatility	55%	70%
Risk-free interest rate	4.63%	4.25%
Expected life in years	5.1	5.2

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

Expected Life of Option Term.  Expected life of option term is the period of time that the options granted are expected to remain unexercised. Options granted during the quarter have a maximum term of seven to ten years. The Company used historical expected terms with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected life of the option term.

Forfeiture Rate.  Forfeiture rate is the estimated percentage of equity awards granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company estimates forfeiture rate based on past turnover data ranging anywhere from one to five years with further consideration given to the class of employees to whom the equity awards were granted.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity under the 1989, 1999 and 2005 Plans as of March 31, 2007, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contract Term	Intrinsic Value

Outstanding at January 1, 2007	3,796	$5.36
Granted	143	$9.70
Exercised	(215)	$3.53
Forfeited or expired	(94)	$13.41

Outstanding at March 31, 2007	3,630	$5.43	4.3	$22,408

Vested or expected to vest at March 31, 2007	3,521	$5.38	4.2	$21,943
Exercisable at March 31, 2007	2,624	$4.99	3.9	$17,464

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 was $5.07 and $6.84, respectively. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The intrinsic value of options exercised in the three months ended March 31, 2007 and 2006 was $1.4 and $0.9 million, respectively.

As of March 31, 2007, there was $3.0 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock Units

A summary of the status of the Company’s non-vested restricted stock units as of March 31, 2007, and changes in the period then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average Grant-
	Shares	Date Fair Value

Non-vested at January 1, 2007	126	$11.07
Granted	401	$9.89
Vested	(20)	$11.07
Forfeited	(5)	$10.04

Non-vested at March 31, 2007	502	$10.13

The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of March 31, 2007, there was $3.7 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 2.1 years.

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2007 and 2006 was $0.8 and $1.4 million, respectively. There was no tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements since the Company currently recognizes a full valuation allowance against that benefit.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INCOME TAXES

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January, 1, 2007. This standard modifies the previous guidance provided by SFAS No. 5, Accounting for Contingencies, and SFAS No. 109, Accounting for Income Taxes, for uncertainties related to the Company’s income tax liabilities. The Company has analyzed its income tax posture using the criteria required by FIN 48 and concluded that there is no cumulative effect allocable to equity as a result of adopting this standard, or any derecognition in deferred tax assets that were previously offset by a partial valuation allowance as a result of adopting FIN 48, which has no net balance sheet impact and has not been charged to equity in the transition.

As of March 31, 2007 and December 31, 2006, the Company doesn’t have any unrecognized tax benefits.

The tax return years from 1999 forward in the Company’s major tax jurisdictions are not settled as of January 1, 2007 and no changes in settled tax years have occurred through March 31, 2007. Due to the existence of tax attribute carryforwards (which are currently offset by a partial valuation allowance), the Company treats certain post-1999 tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

The Company estimates that it is reasonably possible that no reduction in unrecognized tax benefit may occur in the next twelve months due primarily to the expiration of the statute of limitations in various state and local jurisdictions. The Company does not currently estimate any additional material reasonably possible uncertain tax positions occurring within the next twelve month time frame.

8.	NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income available to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006

Net (loss) income	$(7,419)	$757
Preferred stock accretion	(2,035)	—

Net (loss) income available to common stockholders	$(9,454)	$757

Weighted average shares outstanding used in calculation of net (loss) income available to common stockholders per share:
Basic	25,927	25,303
Dilutive stock options	—	2,144

Diluted	25,927	27,447

Net (loss) income available to common stockholders per share:
Basic	$(0.36)	$0.03
Diluted	$(0.36)	$0.03

For the three months ended March 31, 2007 and 2006, 9,029,000 and 2,516,000 contingently issuable shares, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	COMPONENTS OF COMPREHENSIVE (LOSS) INCOME

SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive (loss) income be separately classified in the financial statements and that the accumulated balance of other comprehensive (loss) income be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet. The following table reconciles the Company’s net (loss) income and its total comprehensive (loss) income for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006

Net (loss) income	$(9,454)	$757
Other comprehensive loss:
Realized loss on hedging activity	85	—
Net unrealized loss on hedging activity	(24)	—

Comprehensive (loss) income	$(9,393)	$757

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS.

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

These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007. These risks include, among others, the following:

•	our history of prior losses and lack of certainty as to our continuing profitability;

•	our dependence on the marketing efforts of third parties;

•	the possibility that we may not be able to expand to meet increased demand for our services and related products;

•	the potential adverse impact that a loss of a material client may have on our financial results;

•	our inability to attract and retain qualified management and technical personnel and our dependence on our executive officers and key employees;

•	possible security breaches or system failures disrupting our business and the liability associated with these disruptions;

•	the failure to properly develop, market or sell new products;

•	the potential impact of the consolidation of the banking and financial services industry;

•	interference with our business from the adoption of government regulations;

•	our need to maintain satisfactory ratings from federal depository institution regulators;

•	exposure to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards;

•	the liquidation preference rights and redemption rights associated with our outstanding shares of preferred stock;

•	the voting rights of our preferred stock restricting our right to take certain actions;

•	the possible losses we may incur from the impairment of the goodwill we have obtained from our recent acquisitions;

•	our inability to obtain additional financing to grow our business;

•	the concentration of our clients in a small number of industries, including the financial services industry, and changes within those industries reducing demand for our products and services;

•	the failure to retain existing end-users or changes in their continued use of our services adversely affecting our operating results;

•	demand for low-cost or free online financial services and competition placing significant pressure on our pricing structure and revenues;

•	exposure to greater than anticipated tax liabilities;

•	our quarterly financial results being subject to fluctuations and having a material adverse effect on the price of our stock;

•	our limited ability to protect our proprietary technology and other rights;

•	the need to redesign our products, pay royalties or enter into license agreements with third parties as a result of our infringing the proprietary rights of third parties;

•	the potential obsolescence of our technology or the offering of new, more efficient means of conducting account presentation and payments services negatively impacting our business;

•	errors and bugs existing in our internally developed software and systems as well as third-party products;

•	the disruption of our business and the diversion of management’s attention resulting from breach of contract or product liability suits;

•	difficulties in integrating acquired businesses;

•	our having limited knowledge of, or experience with, the industries served and products provided by our acquired businesses;

•	the increase in the size of our operations and the risks described herein from acquisitions or otherwise;

•	the liabilities or obligations that were not or will not be adequately disclosed from acquisitions we have made and may make;.

•	the claims that may arise from acquired companies giving us limited warranties and indemnities in connection with their businesses;

•	the effect on the trading price of our stock from the sale of the substantial number of shares of common and convertible preferred stock outstanding, including shares issued in connection with certain acquisitions and shares that may be issued upon exercise of grants under our equity compensation plans;

•	the significant amount of debt which will have to repay;

•	the adverse effect to the market price of our common stock from future offerings of debt and preferred stock which would be senior to our common stock upon liquidation; and

•	the acceleration of repayment of borrowed funds if a default under the terms of our credit agreement arises.

OVERVIEW

We provide outsourced, web-based financial technology services branded to over 2,700 financial institution, biller, card issuer and creditor clients. With four business lines in two primary vertical markets, we serve over 9 million billable consumer and business end-users. End-users may access and view their accounts online and perform various web-based self-service functions. They may also make electronic bill payments and funds transfers, utilizing our unique, real-time debit architecture, ACH and other payment methods. Our value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for our clients. Further, we have professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. We currently operate in two business segments — Banking and eCommerce. The operating results of the business segments exclude general corporate overhead expenses and intangible asset amortization.

Registered end-users using account presentation, payment services or both, and the payment transactions executed by those end-users are the major drivers of our revenues. Since March 31, 2006, the number of users using our account presentation services increased 46%, and the number of users using our payment services increased 522%, for an overall 183% increase in users. For the three months ended March 31, 2007, the number of payment transactions completed by payment services end-users increased by 243%. The large increase in payment services users and payment transactions in 2007 is the result of the Princeton eCom Corporation (“Princeton”) acquisition, which occurred on July 3, 2006. Exclusive of the users and payment transactions brought to us by the Princeton acquisition, users increased by 19% and payment transactions increased by 18%.

	Period Ended March 31,		Increase/ (Decrease)
	2007	2006	Change	%

Account presentation users (000s):
Banking segment	826	717	109	15%
eCommerce segment	2,598	1,635	963	59%

Enterprise	3,424	2,352	1,072	46%
Payment services users (000s):
Banking segment	3,260	1,008	2,252	223%
eCommerce segment	3,012	—	3,012	n/a

Enterprise	6,272	1,008	5,264	522%
Total users (000s):
Banking segment	3,899	1,567	2,332	149%
eCommerce segment	5,610	1,635	3,975	243%

Enterprise	9,509	3,202	6,307	197%
Payment services transactions (000s):
Banking segment	40,846	13,863	26,983	195%
eCommerce segment	6,746	—	6,746	n/a

Enterprise	47,592	13,863	33,729	243%

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

Results of Operations

The following table presents the summarized results of operations for our two reportable segments, Banking and eCommerce (unallocated expenses are comprised of general corporate overhead and intangible asset amortization) (dollars in thousands):

	Three Months Ended March 31,
	2007		2006
	Dollars	%	Dollars	%

Revenues:
Banking	$24,484	79%	$14,697	88%
eCommerce	6,365	21%	2,020	12%

Total	$30,849	100%	$16,717	100%

	Dollars	Margin	Dollars	Margin

Gross profit:
Banking	$14,292	58%	$8,492	58%
eCommerce	1,971	31%	655	32%
Unallocated(1)	(499)		(91)

Total	$15,764	51%	$9,056	54%

	Dollars	%	Dollars	%

Operating expenses:
Banking	$5,801	38%	$5,223	63%
eCommerce	3,450	23%	863	10%
Unallocated(1)	5,895	39%	2,190	27%

Total	$15,146	100%	$8,276	100%

	Dollars	Margin	Dollars	Margin

Income (loss) from operations:
Banking	$8,491	35%	$3,269	22%
eCommerce	(1,479)	(23)%	(208)	(10)%
Unallocated(1)	(6,394)		(2,281)

Total	$618	2%	$780	5%

(1)	Unallocated expenses are comprised of general corporate overhead expenses and intangible asset amortization that are not included in the measure of segment profit or loss used internally to evaluate the segments.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

Revenues

We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues increased $14.1 million, or 85%, to $30.8 million for the three months ended March 31, 2007, from $16.7 million for the same period of 2006. Approximately 80% of the increase was attributable to the addition of revenues from our acquisition of Princeton eCom (“Princeton”), which we acquired on July 3, 2006, while the remaining 20% of the increase was attributable to organic growth relative to 2006.

	Three Months Ended March 31,		Change
	2007	2006	Difference	%

Revenues (in thousands):
Account presentation services	$2,262	$1,928	$334	17%
Payment services	23,381	10,395	12,986	125%
Relationship management services	2,162	2,097	65	3%
Professional services and other	3,044	2,297	747	33%

Total revenues	$30,849	$16,717	$14,132	85%

Payment metrics:
Payment services clients(1)	887	805	82	10%
Payment transactions (000s)(1)	16,313	13,863	2,450	18%
Adoption rates:
Account presentation services — Banking(1)(2)	27.4%	24.3%	3.1%	13%
Payment services — Banking(1)(3)	11.2%	9.6%	1.6%	17%

Notes:

(1)	Excludes Princeton for the purposes of comparison to prior year.

(2)	Represents the percentage of users subscribing to our account presentation services out of the total number of potential users enabled for account presentation services.

(3)	Represents the percentage of users subscribing to our payment services out of the total number of potential users enabled for payment services.

Account Presentation Services.  Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased 17%, or $0.3 million, to $2.3 million. None of the growth in account presentation was due to the acquisition of Princeton. The increase is the result of growth in eCommerce account presentation services offered to card issuer clients.

Payment Services.  Primarily composed of revenues from the Banking segment prior to the acquisition of Princeton, payment services revenue is now driven by both the Banking and eCommerce segments. Payment services revenues increased to $23.4 million for the three months ended March 31, 2007 from $10.4 million in the prior year. While approximately 85% of the increase was related to the addition of new revenues from the acquisition of Princeton, the remaining 15% was driven by growth in our existing business in the form of a 21% increase in the number of period-end payment services users and an 18% increase in the number of payment transactions processed during the period. The increases in period-end payment services users and the number of payment transactions processed by our existing business resulted from two factors: an increase in financial services provider clients using our payment services and an increase in payment services adoption by our payment services clients’ end-users. Compared to March 31, 2006, the number of financial services provider clients using our payment services increased from 805 to 887. Additionally, we increased the adoption rate of our payment services from 9.6% at March 31, 2006 to 11.2% at March 31, 2007.

Relationship Management Services.  Primarily composed of revenues from the Banking segment, relationship management services revenues increased marginally from $2.1 million in 2006 to $2.2 million in 2007. The low rate of growth is the result of our decision to bundle our call center service to banking clients with our account presentation and payment services.

Professional Services and Other.  Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased by $0.7 million, or 33%, to $3.0 million in the first quarter of

2007 compared to $2.3 million in the first quarter of 2006. The increase is the result of higher professional services fees in the eCommerce segment and the launch of our new risk-based authentication service in the fourth quarter of 2006.

Costs and Expenses

	Three Months Ended March 31		Change
	2007(1)	2006(1)	Difference(1)%

Revenues	$30,849	$16,717	$14,132	85%
Costs of revenues	15,085	7,661	7,424	97%

Gross profit	15,764	9,056	6,708	74%
Gross margin	51%	54%	(3)%	(6)%
Operating expenses
General and administrative	7,086	4,425	2,661	60%
Sales and marketing	5,731	2,708	3,023	112%
Systems and development	2,329	1,143	1,186	104%

Total operating expenses	15,146	8,276	6,870	83%

Income from operations	618	780	(162)	(21)%
Other (expense) income
Interest income	337	599	(262)	(44)%
Interest expense	(2,539)	(2)	(2,537)	n/a
Loss on extinguishment of debt	(5,625)	—	(5,625)	n/a

Total other (expense) income	(7,827)	597	(8,424)	n/a

(Loss) income before tax provision	(7,209)	1,377	(8,586)	n/a
Income tax provision	210	620	(410)	(66)%

Net (loss) income	(7,419)	757	(8,176)	n/a
Preferred stock accretion	2,035	—	2,035	n/a

Net (loss) income available to common stockholders	$(9,454)	$757	$(10,211)	n/a

Net (loss) income available to common stockholders per share:
Basic	$(0.36)	$0.03	$(0.39)	n/a
Diluted	$(0.36)	$0.03	$(0.39)	n/a
Shares used in calculation of net (loss) income available to common stockholders per share:
Basic	25,927	25,303	624	2%
Diluted	25,927	27,447	(1,520)	(6)%

Costs of Revenues.  Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $7.4 million to $15.1 million for the three months ended March 31, 2007, from $7.7 million for the same period in 2006. Seventy percent (70%) of this increase is the result of additional costs of revenues associated with Princeton, which was acquired in July 2006, in addition to increased amortization of intangible assets purchased as part of the July 2006 Princeton acquisition totaling $0.4 million, headcount increases in our call center and the release of a number of software development projects into production since the first quarter of 2006.

Gross Profit.  Gross profit increased $6.7 million for the three months ended March 31, 2007 to $15.8 million, and gross margin decreased from 54% in 2006 to 51% in 2007. Princeton accounted for 85% of the increase in gross profit. The decrease in gross margin is the result of increased amortization of intangible assets purchased as part of the July 2006 Princeton acquisition and increased amortization of software development projects.

General and Administrative.  General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $2.7 million, or 60%, to $7.1 million for the three months ended March 31, 2007, from $4.4 million in the same period of 2006. Thirty-three percent (33%) of this increase is the direct result of additional costs associated with Princeton, which was acquired in July 2006. The company also experienced additional expenses associated with external accounting fees, increased payroll and increased depreciation as a result of a general increase in capital expenditures.

Sales and Marketing.  Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, corporate marketing costs and other costs incurred in marketing our services and products. Sales and marketing expenses increased $3.0 million, or 112%, to $5.7 million for the three months ended March 31, 2007, from $2.7 million in 2006. Sixty percent (60%) of this increase is the result of additional costs associated with Princeton, which was acquired in July 2006, in addition to increased amortization of intangible assets purchased as part of the July 2006 Princeton acquisition totaling $1.8 million and increased salary and benefits costs as a result of the expansion of our sales force in both the Banking and eCommerce segments.

Systems and Development.  Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $1.2 million, or 104%, to $2.3 million for the three months ended March 31, 2007, from $1.1 million in 2006. Seventy-five percent (75%) of this increase is the result of additional costs associated with Princeton, which was acquired in July 2006, in addition to an increase in salaries and benefits due to increased headcount. We capitalized $1.4 million of development costs associated with software developed for internal use or to be sold, leased or otherwise marketed during the three months ended March 31, 2007 and 2006.

Income from Operations.  Income from operations decreased $0.2 million, or 21%, to $0.6 million for the three months ended March 31, 2007. The decrease was due to increased amortization of intangible assets purchased as part of the July 2006 Princeton acquisition totaling $2.2 million.

Interest Income.  Interest income decreased $0.3 million to $0.3 million for the quarter ended March 31, 2007 due to lower average cash balances in the first quarter of 2007 resulting from our use of $35 million in cash to partially finance the Princeton acquisition in July 2006.

Interest Expense.  Interest expense increased $2.5 million due to interest expense and the amortization of debt issuance costs incurred in connection with $85 million in senior secured notes outstanding during the quarter ended March 31, 2007. The senior secured notes currently outstanding carry an interest rate equal to 275 basis points above one-month LIBOR.

Loss on Extinguishment of Debt.  We incurred a $5.6 million loss on the extinguishment of the senior secured notes issued on July 3, 2006 when we re-financed the notes with $85 million in term loans on February 21, 2007. The loss represents the write-off of $3.9 million in debt issuance costs incurred in connection with $85 million in senior secured notes issued on July 3, 2006 and a $1.7 million prepayment penalty.

Income Tax Provision.  Our income tax provision for the three months ended March 31, 2007 was $0.2 million compared to $0.6 million for the three months ended March 31, 2006. The decrease in the income tax provision reflects lower anticipated taxable income for 2007 than was anticipated for 2006 as of March 31, 2006.

Preferred Stock Accretion.  The Series A-1 Preferred Stock was issued on July 3, 2006 and was recorded at its fair value at inception net of its issuance costs of $5.1 million and the fair market value of the embedded derivative that represents interest on unpaid accrued dividends. The Series A-1 Preferred Stock carries a dividend equal to 8% per annum of the original issuance price, plus a money market rate of interest on any accrued but unpaid dividend (“preferred dividend”). The security is subject to put and call rights following the seventh anniversary of its issuance for an amount equal to 115% of the original issuance price plus the preferred dividend (the “Cumulative Amount”). The Cumulative Amount, stock issuance costs and original fair market value of the embedded derivative bifurcated at inception are accreted to the carrying value of the Series A-1 Preferred Stock and results in the Series A-1 Preferred Stock being carried at its estimated redemption amount. These amounts are accreted over the period from the issuance date to the first date the holders’ right to redeem the shares becomes effective, which is the seventh anniversary date of the issuance.

Net (Loss) Income Available to Common Stockholders.  Net income available to common stockholders decreased $10.2 million to a loss of $9.5 million for the three months ended March 31, 2007, compared to net income of $0.8 million for the three months ended March 31, 2006. Basic and diluted net loss per share was $0.36 for the three months ended March 31, 2007, compared to basic and diluted net income per share of $0.03 for the three months ended March 31, 2006. Basic shares outstanding increased by 2% as a result of shares issued in connection with the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan, while diluted shares outstanding decreased by 6% as result of the anti-dilutive effect of stock options on the fully diluted earnings per share calculation for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have primarily financed our operations through cash generated from operations, private placements and public offerings of our common and preferred stock and the issuance of debt. We have also entered into various capital lease-financing agreements. Cash and cash equivalents were $27.7 and $31.2 million as of March 31, 2007 and December 31, 2006, respectively. The $3.5 million decrease in cash and cash equivalents results primarily from $4.0 million in capital expenditures and $1.5 million in deferred financing costs, partially offset by $1.3 million in cash provided by operating activities.

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2007. This represented a $0.5 million decrease in cash provided by operating activities compared to the prior period, which was the result of a $1.7 million prepayment penalty paid in the first quarter of 2007 related to the refinancing of the July 3, 2006 senior secured debt and $2.5 million in interest payments related to senior secured debt, which was not outstanding during the first quarter of 2006.

Net cash used by investing activities for the three months ended March 31, 2007 was $4.1 million, which was the result of $2.7 million in purchases of property and equipment and $1.4 million in capitalized software development costs.

Net cash used by financing activities was $0.8 million for the three months ended March 31, 2007, which was the result of $1.5 million in issuance costs incurred in relation to the issuance of $85 million in term loans, partially offset by cash provided by the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan.

On February 21, 2007, we entered into an agreement with Bank of America to refinance our existing debt with $85 million in term loans (“2007 Notes”). The agreement also provides a $15 million revolver (“Revolver”) under which we can secure up to $5,000,000 in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $2.3 million as a result of letters of credit which the bank has issued. Interest on both the Revolver and the 2007 Notes is one-month LIBOR plus 225 to 275 basis points based upon the ratio of our funded indebtedness to our EBITDA, and it is payable monthly. We incurred $1.5 million in deferred financing costs in conjunction with the transaction, and these costs are being amortized using the effective interest rate method over the term of the term loans. In addition, we incur a commitment fee of 0.5% on any unused portion of the Revolver.

We issued $85 million of senior secured notes (the “2006 Notes”) on July 3, 2006. Interest on the 2006 Notes was one-month LIBOR plus 700 basis points, and it was payable quarterly. The 2006 Notes were refinanced with the issuance of the 2007 Notes. We paid a $1.7 million pre-payment penalty and wrote-off $3.9 million in deferred financing costs in conjunction with the transaction.

On March 30, 2007, we entered into an interest rate cap agreement (“2007 Hedge”) that protects the cash flows on designated one-month LIBOR-based interest payments beginning on April 3, 2007 through July 31, 2009. The 2007 Hedge limits the exposure to interest rate increases in excess of 5.5%. The 2007 Hedge has a notional value of $70.0 million through September 28, 2007, $65.0 million through June 30, 2008 and $42.5 million through July 31, 2009. Approximately, 82%, or $70 million, of our $85.0 million 2007 Notes had its interest payments perfectly hedged against increases in variable-rate interest payments above 5.5% by the 2007 Hedge.

We entered into an interest rate cap agreement (“2006 Hedge”) on July 3, 2006 that protected cash flows on designated one-month LIBOR-based payments beginning on July 3, 2006 through July 1, 2008. The 2006 Hedge limited the exposure to interest rate increases in excess of 5.5%. Approximately, 82%, or $70.0 million, of our 2006 Notes had its interest payments perfectly hedged against increases in variable-rate interest payments over 5.5% by the 2006 Hedge up until the 2006 Notes were refinanced on February 21, 2007. On February 21, 2007, the 2006 Hedge was de-designated and was sold on April 3, 2007. The 2006 Hedge was replaced by the 2007 Hedge in order to be hedged against the 2007 Notes.

Our material commitments under operating and capital leases, purchase obligations and notes payable are as follows (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter

Capital lease obligations	$122	$30	$37	$36	$19	$—	$—
Operating leases	21,903	3,021	3,896	3,960	2,547	2,614	5,865
Purchase obligations	1,793	1,229	564	—	—	—	—
Notes payable	85,000	—	9,563	15,937	17,000	32,938	9,562

Total obligations	$108,818	$4,280	$14,060	$19,933	$19,566	$35,552	$15,427

Based on the one-month LIBOR at March 31, 2007, the estimated interest payments related to the Notes payable is $5.1, $6.7, $5.6, $4.3 and $2.6 million in 2007, 2008, 2009, 2010 and 2011, respectively.

Future capital requirements will depend upon many factors, including our need to finance any future acquisitions, the timing of research and product development efforts and the expansion of our marketing effort. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related equipment, and personnel.

We currently believe that cash on hand, investments and the cash we expect to generate from operations will be sufficient to meet our current anticipated cash requirements for at least the next twelve months. Additionally, we completed the acquisition of Princeton for $180 million on July 3, 2006. The Company financed the acquisition and related transaction costs by issuing $85 million of senior secured notes, which were re-financed on February 21, 2007, and $75 million of redeemable convertible preferred stock in addition to using approximately $35 million of our own cash. The senior secured notes were refinanced and the new senior secured notes are due February 21, 2012. Interest is payable monthly at a rate of one-month LIBOR plus 225 to 275 basis points per annum based upon the ratio of our funded indebtedness to our EBITDA. An amount equal to 8% per annum of the original purchase price of the redeemable convertible preferred stock accrues quarterly as an increase to the stockholders’ liquidation preference. Additionally, the redeemable convertible preferred stock is subject to put and call rights following the seventh anniversary of its issuance for an amount equal to 115% of the original issuance price plus the preferred dividend. We forecast that all incremental expenses related to the operations of Princeton and the monthly interest payments related to the senior secured notes can be financed out of cash provided by operating activities.

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

We are exposed to the impact of interest rate changes as they affect our term loans. The interest rate charged on our term loans varies based on LIBOR and, consequently, our interest expense fluctuates with changes in the LIBOR rate through the maturity date of the term loans. As of March 31, 2007, we had $85 million in term loans outstanding. We have entered into an interest rate cap agreement that effectively limits the interest rate exposure on $70 million of the $85 million in term loans outstanding at March 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (‘CEO‘) and Chief Financial Officer (‘CFO‘), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Based on that evaluation, the CEO and CFO have concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective because of the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2006, which we are still in the process of remediating. Notwithstanding the material weaknesses described in Item 9A of the 2006 Form 10-K, we believe our consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

(b) As disclosed in our Form 10-K for the fiscal year ended December 31, 2006, in the course of performing our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our management determined that a material weakness in internal control over financial reporting existed as of December 31, 2006. The material weakness related to inadequate staffing, systems and processes in place to support the expanded magnitude and complexity of accounting requirements of the combined company since the Princeton acquisition. During the first quarter of 2007, we designed and began to implement a plan to remediate the material weakness in internal control over financial reporting disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006. We have hired a person with experience in both accounting for acquisitions and public company reporting. We also integrated Princeton’s accounting function on January 1, 2007 so that we are now managing a single system and set of processes. In addition, we have conducted training programs for our accounting and non-accounting staff related to non-financial data used in the creation of our financial statements and instituted additional processes for dealing with non-routine accounting issues. We are in the process of addressing the accounting function’s additional staffing needs as well as integrating our newly hired accounting staff into our accounting processes and practices. We are also reassessing the capability of the outside advisors we use to assist in the evaluation of complex accounting transactions and the proper application of accounting principles. Although our remediation efforts are underway, the material weaknesses will not be considered remediated until our new internal controls are fully implemented and operational for a period of time and are operating effectively.

(c) Except for changes related to the remediation of the material weakness described above, there has been no change during our fiscal quarter ended March 31, 2007 in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not a party to any pending material litigation nor are we aware of any pending or threatened litigation that would have a material adverse effect on us, our business or results of operation.

ITEM 1A.	RISK FACTORS.

There have been no material changes to risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit 10.1	—	Credit Agreement with Bank of America dated February 21, 2007 and filed as Exhibit 99.1 to the Company’s Form 8-K on February 26, 2007
Exhibit 31.1	—	Rule 13a-14a Certification of Chief Executive Officer
Exhibit 31.2	—	Rule 13a-14a Certification of Chief Financial Officer
Exhibit 32	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE RESOURCES CORPORATION

By:	/s/ Matthew P. Lawlor
Matthew P. Lawlor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2007

ONLINE RESOURCES CORPORATION

By:	/s/ Catherine A. Graham
Catherine A. Graham
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: May 10, 2007