Form 10-Q
period 2007-06-30
ONLINE RESOURCES CORP
filed 2007-08-14
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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

As of July 27, 2007 there were 26,478,113 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

ONLINE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$30,796	$31,189
Restricted cash	1,539	3,919
Short-term investments	989	965
Accounts receivable (net of allowance of $84 and $148, respectively)	15,553	14,291
Deferred implementation costs	1,353	1,598
Deferred tax asset	1,095	2,561
Debt isssuance costs	294	890
Prepaid expenses and other current assets	2,890	2,653

Total current assets	54,509	58,066
Property and equipment, net	20,992	19,110
Deferred tax asset, less current portion	11,635	11,635
Deferred implementation costs, less current portion	1,397	1,015
Goodwill	167,920	168,085
Intangible assets	20,439	25,128
Debt isssuance costs, less current portion	1,079	3,116
Other assets	785	436

Total assets	$278,756	$286,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,781	$2,332
Accrued expenses and other current liabilities	4,001	4,034
Accrued compensation	1,506	2,306
Notes payable, senior secured debt	3,187	—
Deferred revenues	4,975	4,919
Deferred rent	184	304
Interest payable	39	2,688

Total current liabilities	15,673	16,583
Notes payable, senior secured debt, less current portion	81,813	85,000
Deferred revenues, less current portion	3,571	3,374
Deferred rent, less current portion	2,080	2,144
Other long-term liabilities	2,494	4,047

Total liabilities	105,631	111,148
Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued (Redeemable on July 3, 2013 at $128,250)	76,271	72,108
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 26,457 issued and 26,381 outstanding at June 30, 2007 and 25,865 issued and 25,789 outstanding at December 31, 2006	3	3
Additional paid-in capital	170,375	166,355
Accumulated deficit	(73,001)	(62,388)
Treasury stock, 76 shares	(228)	(228)
Accumulated other comprehensive loss	(295)	(407)

Total stockholders’ equity	96,854	103,335

Total liabilities and stockholders’ equity	$278,756	$286,591

See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Revenues:
Account presentation services	$2,203	$1,956	$4,465	$3,884
Payment services	23,880	10,849	47,260	21,244
Relationship management services	2,061	2,058	4,224	4,155
Professional services and other	3,797	2,496	6,841	4,793

Total revenues	31,941	17,359	62,790	34,076
Costs and expenses:
Service costs	13,050	5,953	26,472	11,929
Implementation and other costs	1,627	1,638	3,290	3,324

Costs of revenues	14,677	7,591	29,762	15,253

Gross profit	17,264	9,768	33,028	18,823
General and administrative	6,440	4,284	13,526	8,708
Sales and marketing	6,090	2,850	11,822	5,558
Systems and development	2,123	1,064	4,451	2,207

Total expenses	14,653	8,198	29,799	16,473

Income from operations	2,611	1,570	3,229	2,350
Other (expense) income:
Interest income	400	682	737	1,280
Interest expense	(1,960)	—	(4,499)	(1)
Loss on extinguishment of debt	—	—	(5,625)	—

Total other (expense) income	(1,560)	682	(9,387)	1,279

Income (loss) before income tax provision	1,051	2,252	(6,158)	3,629
Income tax provision	81	855	291	1,475

Net income (loss)	970	1,397	(6,449)	2,154
Preferred stock accretion	2,128	—	4,163	—

Net (loss) income available to common stockholders	$(1,158)	$1,397	$(10,612)	$2,154

Net (loss) income available to common shareholders per share:
Basic	$(0.04)	$0.05	$(0.41)	$0.08
Diluted	$(0.04)	$0.05	$(0.41)	$0.08
Shares used in calculation of net (loss) income available to common shareholders per share:
Basic	26,184	25,523	26,056	25,410
Diluted	26,184	27,527	26,056	27,553

See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)

Operating activities
Net (loss) income	$(6,449)	$2,154
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,583	3,657
Equity compensation expense	1,199	1,232
Write off and amortization of debt issuance costs	4,111	—
Loss on preferred stock derivative security	134	—
Loss on cash flow hedge derivative security	142	—
Loss on disposal of assets	166	—
Provision for losses on accounts receivable	(64)	—
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	2,285	593
Accounts receivable	(1,172)	(2,733)
Prepaid expenses and other current assets	(261)	(519)
Deferred implementation costs	(137)	(304)
Other assets	(319)	(68)
Accounts payable	1,229	(519)
Accrued expenses and other current liabilities	1,440	1,519
Accrued compensation	(800)	(340)
Interest payable	(2,649)	—
Deferred revenues	252	1,008
Deferred rent	(32)	39
Other long-term liabilities	(1,670)	(593)

Net cash provided by operating activities	6,988	5,126
Investing activities
Purchases of property and equipment	(6,816)	(5,395)

Net cash used by investing activities	(6,816)	(5,395)
Financing activities
Net proceeds from issuance of common stock	2,731	2,543
Purchase of derivative	(121)	—
Sale of derivative	23	—
Debt issuance costs on refinancing of long-term debt	(1,478)	—
Prepayment penalty on repayment of 2006 notes	(1,700)	—
Proceeds from issuance of 2007 notes	85,000	—
Repayment of 2006 notes	(85,000)	—
Repayment of capital lease obligations	(20)	(8)

Net cash (used) provided by financing activities	(565)	2,535

Net (decrease) increase in cash and cash equivalents	(393)	2,266
Cash and cash equivalents at beginning of period	31,189	55,864

Cash and cash equivalents at end of period	$30,796	$58,130

See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Online Resources Corporation (the “Company”) provides outsourced, web-based financial technology services branded to over 2,700 financial institution, biller, card issuer and creditor clients. With four business lines in two primary vertical markets, the Company serves over 10 million billable consumer and business end-users. End-users may access and view their accounts online and perform various web-based self-service functions. They may also make electronic bill payments and funds transfers utilizing the Company’s unique, real-time debit architecture, ACH and other payment methods. The Company’s value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for its clients. Further, the Company provides professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. The Company currently operates in two business segments — Banking and eCommerce. The operating results of the business segments exclude general corporate overhead expenses and intangible asset amortization.

INTERIM FINANCIAL INFORMATION

The accompanying consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated unaudited financial statements should be read in conjunction with our consolidated audited financial statements for the year ended December 31, 2006 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 16, 2007. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. Certain amounts from prior periods have been reclassed to conform to current period presentation.

NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, (“SFAS No. 157”). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. The Company is currently assessing the impact that SFAS No. 157 will have on its results of operations and financial position.

In January 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities (“SFAS No. 159”). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is currently assessing the impact that SFAS No. 159 will have on its results of operations and financial position.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	TERM LOANS

On February 21, 2007, the Company entered into an agreement with Bank of America to refinance its existing debt with $85 million in term loans (“2007 Notes”). The agreement also provides a $15 million revolver (“Revolver”) under which the Company can secure up to $5 million in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $1.8 million as a result of letters of credit the bank has issued. Interest on both the Revolver and the 2007 Notes is one-month LIBOR plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the 2007 Notes), and it is payable monthly. Currently, the margin is 275 basis points. The 2007 Notes and the Revolver are secured by the assets of the Company. The Company incurred $1.5 million in deferred financing costs in conjunction with the credit facility and these costs are being amortized using the effective interest rate method over the term of the term loans. In addition, the Company incurs a commitment fee of 0.5% on any unused portion of the Revolver.

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

Derivatives Instruments and Hedging Activities

Cash Flow Hedging Strategy

On March 30, 2007, the Company entered into an interest rate cap agreement (“2007 Hedge”) that protects the cash flows on designated one-month LIBOR-based interest payments beginning on April 3, 2007 through July 31, 2009. The 2007 Hedge limits the exposure to interest rate increases in excess of 5.5%. The 2007 Hedge has a notional value of $70.0 million through September 28, 2007, $65.0 million through June 30, 2008 and $42.5 million through July 31, 2009. Approximately 82%, or $70 million, of the Company’s $85.0 million 2007 Notes had its interest payments perfectly hedged against increases in variable-rate interest payments above 5.5% by the 2007 Hedge.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 21, 2007 and was sold on April 3, 2007. The 2006 Hedge was replaced by the 2007 Hedge in order to hedge against the 2007 Notes.

During the three and six months ended June 30, 2007, the Company recorded unrealized losses of $5,000 and $29,000, respectively, as part of the comprehensive loss recorded in stockholders’ equity to reflect the change in the fair value of the 2006 Hedge through February 21, 2007, the date of de-designation for the interest rate cap, and the 2007 Hedge through June 30, 2007. During the three and six months ended June 30, 2007, the Company recorded realized losses of $56,000 and $141,000, respectively, with the maturation of the 2006 and 2007 Hedge’s caplets. As additional interest rate caplets mature, the portions of the changes in fair value that are associated with the cost of the maturing caplet will be recognized as interest expense. There is no published exchange information containing the price of the Company’s interest rate cap instruments. Thus, the fair value of the interest rate caps are based on estimated fair value quotes from a broker and market maker in derivative instruments. Their estimates are based upon the June 29, 2007 LIBOR forward curve, which implies that the caplets had minimal intrinsic value at June 30, 2007.

At June 30, 2007, the Company expects to reclassify approximately $332,000 of net losses from derivative instruments from accumulated other comprehensive loss to operations (i.e., as “interest expense”) during the next twelve months due to actual payments of variable interest associated with the floating rate debt.

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

Series A-1 Preferred Stock

The Company’s Series A-1 Preferred Stock is carried at its fair value at inception adjusted for accretion of unpaid dividends, a redemption price of 115% of the original issue price, the original fair value of the bifurcated embedded derivative and the amortized portion of its original issuance costs, which approximates its redemption value. At June 30, 2007 its carrying value is $76,271,000. See Note 4 for a detailed explanation of the Series A-1 Preferred Stock.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) other issuances as set forth in the certificate of designations of the Series A-1 Preferred Stock are excluded from the anti-dilution protections of the Series A-1 Preferred Stock.

The Series A-1 Preferred Stock votes on an as converted basis with the common stock and as a single class as to certain amendments to the certificate of incorporation, the issuance of additional securities or debt and the payment of dividends. The amount of the liquidation preference of the Series A-1 Preferred Stock increases at a rate of 8% per annum of the original issuance price with an interest factor thereon based upon the iMoneyNet First Tier Institutional Average (the “Cumulative Amount”). This 8% per annum increase is convertible into shares of common stock, subject to the conversion limit noted above; however, the Company has the right to pay the 8% per annum increase in cash in lieu of conversion into common stock. The Series A-1 Preferred Stock has a right to participate in dividends with common stock, on an as converted basis, when the cumulative total of common dividends paid, or proposed, exceeds the Cumulative Amount. Shares of Series A-1 Preferred Stock are subject to put and call rights following the seventh anniversary of their issuance for an amount equal to 115% of the original issuance price plus the 8% per annum increase with the interest factor thereon. The Corporation can require the conversion of the Series A-1 Preferred Stock if the 30 day weighted closing price per share of the Corporation’s common stock is at least 165% of the initial conversion price.

As discussed above, the Series A-1 Preferred Stock redemption value is 115% of the face value of the stock, on or after seven years from the date of issuance. Emerging Issues Task Force Topic D-98, Classification and Measurement and of Redeemable Securities, requires the Company to account for the securities by accreting to its expected redemption value over the period from the date of issuance to the first expected redemption date. The Company recognized $0.4 million and $0.8 million of preferred stock accretion for the three and six months ended June 30, 2007, respectively, to adjust for the redemption value at maturity.

Additionally, the Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. The Company bifurcated this feature at the date of issuance by reclassifying $2.1 million of the Series A-1 Preferred Stock as a liability on the date of issuance. This liability for the fair value of the embedded derivative is adjusted to market at the end of each reporting period by adjusting interest expense. At June 30, 2007, the liability was valued at $2.4 million. Interest expense of $61,000 and $134,000 has been recognized in the statement of operations for the three and six months ended June 30, 2007, respectively, regarding the changes in the fair value of the liability. Additionally, the original amount allocated to the fair value of the embedded derivative will be accreted back to the Series A-1 Preferred Stock over the seven year life of the security. For the three and six months ended June 30, 2007, $0.1 million and $0.2 million, respectively, of accretion has been recognized for the portion of the Series A-1 Preferred Stock that was bifurcated as a liability for the fair value of the embedded derivative. An additional $1.5 million and $3.0 million of accretion was recognized for the 8% per annum cumulative dividends during the three and six months ended June 30, 2007, respectively. Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is also accreted back to the redemption value of the Series A-1 Preferred Stock and generated an additional $0.2 million and $0.4 million of accretion for the three and six months ended June 30, 2007, respectively.

5.	REPORTABLE SEGMENTS

The Company manages its business through two reportable segments: Banking and eCommerce. The Banking segment’s market consists primarily of banks, credit unions and other depository financial institutions in the U.S. The segment’s fully integrated suite of account presentation, payment, relationship management and professional services are delivered through the Internet. The eCommerce segment’s market consists of billers, card issuers, processors and other creditors such as payment acquirers. The segment’s account presentation, payment, relationship management and professional services are distributed to these clients through the Internet.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The results of operations from these reportable segments were as follows for the three and six months ended June 30, 2007 and 2006 (in thousands):

			Unallocated
	Banking	eCommerce	Expenses(1)	Total

Three months ended June 30, 2007:
Revenues	$25,255	$6,686	$—	$31,941
Costs of revenues	10,184	3,994	499	14,677

Gross profit	15,071	2,692	(499)	17,264
Operating expenses	6,252	3,276	5,125	14,653

Income (loss) from operations	$8,819	$(584)	$(5,624)	$2,611

Three months ended June 30, 2006:
Revenues	$15,404	$1,955	$—	$17,359
Costs of revenues	6,208	1,292	91	7,591

Gross profit	9,196	663	(91)	9,768
Operating expenses	5,258	874	2,066	8,198

Income (loss) from operations	$3,938	$(211)	$(2,157)	$1,570

Six months ended June 30, 2007:
Revenues	$49,739	$13,051	$—	$62,790
Costs of revenues	20,376	8,388	998	29,762

Gross profit	29,363	4,663	(998)	33,028
Operating expenses	12,053	6,726	11,020	29,799

Income (loss) from operations	$17,310	$(2,063)	$(12,018)	$3,229

Six months ended June 30, 2006:
Revenues	$30,101	$3,975	$—	$34,076
Costs of revenues	12,414	2,657	182	15,253

Gross profit	17,687	1,318	(182)	18,823
Operating expenses	10,481	1,737	4,255	16,473

Income (loss) from operations	$7,206	$(419)	$(4,437)	$2,350

(1)	Unallocated expenses are comprised of general corporate overhead expenses and intangible asset amortization that are not included in the measure of segment profit or loss used internally to evaluate the segments.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	STOCK BASED COMPENSATION

At June 30, 2007, the Company had three stock-based employee compensation plans, which are described more fully below. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

A portion of the stock based compensation cost has been capitalized as part of software development costs in accordance with Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use , and SFAS No. 86, Accounting for Costs of Software to be Sold, Leased, or Otherwise Marketed. For the three months ended June 30, 2007 and 2006, approximately $25,000 and $54,000, respectively, was capitalized, and $89,000 and $111,000 for the six months ended June 30, 2007 and 2006, respectively. No income tax benefit was recognized in the statement of operations for share-based compensation arrangements since the Company currently recognizes a full valuation allowance against that benefit.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Dividend yield	—	—	—	—
Expected volatility	58%	75%	55%	71%
Risk-free interest rate	4.50%	4.87%	4.62%	4.37%
Expected life in years	5.9	6.4	5.1	5.4

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

A summary of option activity under the 1989, 1999 and 2005 Plans as of June 30, 2007, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contract Term	Intrinsic Value

Outstanding at January 1, 2007	3,796	$5.35
Granted	151	$9.78
Exercised	(565)	$4.66
Forfeited or expired	(136)	$13.08

Outstanding at June 30, 2007	3,246	$5.37	4.2	$18,735

Vested or expected to vest at June 30, 2007	3,180	$5.34	4.2	$18,466
Exercisable at June 30, 2007	2,383	$4.94	4.0	$14,897

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2007 and 2006 was $6.48 and $9.35, respectively, and $5.14 and $7.31 for the six months ended June 30, 2007 and 2006, respectively. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The intrinsic value of options exercised in the three months ended June 30, 2007 and 2006 was $2.2 million and $0.9 million, respectively, and $3.5 million and $2.2 million for the six months ended June 30, 2007 and 2006, respectively.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2007, there was $2.5 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. That cost is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock units as of June 30, 2007, and changes for the six months then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average Grant-
	Shares	Date Fair Value

Non-vested at January 1, 2007	126	$11.07
Granted	406	$9.90
Vested	(19)	$11.07
Forfeited	(17)	$9.99

Non-vested at June 30, 2007	496	$10.15

The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of June 30, 2007, there was $2.2 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 2.1 years.

Cash received from option exercises under all share-based payment arrangements for the three months ended June 30, 2007 and 2006 was $1.9 million and $1.1 million, respectively, and $2.6 million and $2.4 million for the six months ended June 30, 2007 and 2006. There was no tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements since the Company currently recognizes a full valuation allowance against that benefit.

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

As of June 30, 2007 and December 31, 2006, the Company doesn’t have any unrecognized tax benefits.

The tax return years from 1999 forward in the Company’s major tax jurisdictions are not settled as of January 1, 2007 and no changes in settled tax years have occurred through June 30, 2007. Due to the existence of tax attribute carryforwards (which are currently offset by a partial valuation allowance), the Company treats certain post-1999 tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

The Company estimates that it is reasonably possible that no reduction in unrecognized tax benefit may occur in the next twelve months due primarily to the expiration of the statute of limitations in various state and local jurisdictions. The Company does not currently estimate any additional material reasonably possible uncertain tax positions occurring within the next twelve month time frame.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income available to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss)	$970	$1,397	$(6,449)	$2,154
Preferred stock accretion	2,128	—	4,163	—

Net (loss) income available to common shareholders	$(1,158)	$1,397	$(10,612)	$2,154

Weighted average shares outstanding used in calculation of net (loss) income available to common stockholders per share:
Basic	26,184	25,523	26,056	25,410
Dilutive stock options	—	2,004	—	2,143

Diluted	26,184	27,527	26,056	27,553

Net (loss) income available to common stockholders per share:
Basic	$(0.04)	$0.05	$(0.41)	$0.08
Diluted	$(0.04)	$0.05	$(0.41)	$0.08

As of June 30, 2007, the Company had options outstanding to purchase approximately 3,246,000 shares of its common stock, non-vested restricted stock units outstanding of 496,000 shares, and outstanding shares of preferred stock which if converted would result in an additional 4,989,000 common shares, that were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

9.	COMPONENTS OF COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive income (loss) be separately classified in the financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet. The following table reconciles the Company’s net income (loss) and its total comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss)	$970	$1,397	$(6,449)	$2,154
Other comprehensive loss:
Realized loss on hedging activity	56	—	141	—
Net unrealized loss on hedging activity	(5)	—	(29)	—

Comprehensive net income (loss)	$1,021	$1,397	$(6,337)	$2,154

10.	SUBSEQUENT EVENT

On August 10, 2007, the Company acquired Internet Transaction Solutions, Inc. (“ITS”) for total consideration of $42.9 million including $22.5 million in common stock. Based in Columbus, Ohio, ITS provides biller services to receivables management and utility companies.

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

These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007. These risks include, among others, the following:

•	our history of prior losses and lack of certainty as to our continuing profitability;

•	our dependence on the marketing efforts of third parties;

•	the possibility that we may not be able to expand to meet increased demand for our services and related products;

•	the potential adverse impact that a loss of a material client may have on our financial results;

•	our inability to attract and retain qualified management and technical personnel and our dependence on our executive officers and key employees;

•	possible security breaches or system failures disrupting our business and the liability associated with these disruptions;

•	the failure to properly develop, market or sell new products;

•	the potential impact of the consolidation of the banking and financial services industry;

•	interference with our business from the adoption of government regulations;

•	our need to maintain satisfactory ratings from federal depository institution regulators;

•	exposure to increased compliance costs and risks associated with increasing and new regulation of corporate governance and disclosure standards;

•	the liquidation preference rights and redemption rights associated with our outstanding shares of preferred stock;

•	the voting rights of our preferred stock restricting our right to take certain actions;

•	the possible losses we may incur from the impairment of the goodwill we have obtained from our recent acquisitions;

•	our inability to obtain additional financing to grow our business;

•	the concentration of our clients in a small number of industries, including the financial services industry, and changes within those industries reducing demand for our products and services;

•	the failure to retain existing end-users or changes in their continued use of our services adversely affecting our operating results;

•	demand for low-cost or free online financial services and competition placing significant pressure on our pricing structure and revenues;

•	exposure to greater than anticipated tax liabilities;

•	our quarterly financial results being subject to fluctuations and having a material adverse effect on the price of our stock;

•	our limited ability to protect our proprietary technology and other rights;

•	the need to redesign our products, pay royalties or enter into license agreements with third parties as a result of our infringing the proprietary rights of third parties;

•	the potential obsolescence of our technology or the offering of new, more efficient means of conducting account presentation and payments services negatively impacting our business;

•	errors and bugs existing in our internally developed software and systems as well as third-party products;

•	the disruption of our business and the diversion of management’s attention resulting from breach of contract or product liability suits;

•	difficulties in integrating acquired businesses;

•	our having limited knowledge of, or experience with, the industries served and products provided by our acquired businesses;

•	the increase in the size of our operations and the risks described herein from acquisitions or otherwise;

•	the liabilities or obligations that were not or will not be adequately disclosed from acquisitions we have made and may make;.

•	the claims that may arise from acquired companies giving us limited warranties and indemnities in connection with their businesses;

•	the effect on the trading price of our stock from the sale of the substantial number of shares of common and convertible preferred stock outstanding, including shares issued in connection with certain acquisitions and shares that may be issued upon exercise of grants under our equity compensation plans;

•	the significant amount of debt which will have to repay;

•	the adverse effect to the market price of our common stock from future offerings of debt and preferred stock which would be senior to our common stock upon liquidation; and

•	the acceleration of repayment of borrowed funds if a default under the terms of our credit agreement arises.

OVERVIEW

We provide outsourced, web-based financial technology services branded to over 2,700 financial institution, biller, card issuer and creditor clients. With four business lines in two primary vertical markets, we serve over 10 million billable consumer and business end-users. End-users may access and view their accounts online and perform various web-based self-service functions. They may also make electronic bill payments and funds transfers utilizing our unique, real-time debit architecture, ACH and other payment methods. Our value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for our clients. Further, we have professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. We currently operate in two business segments — Banking and eCommerce. The operating results of the business segments exclude general corporate overhead expenses and intangible asset amortization.

Registered end-users using account presentation, payment services or both, and the payment transactions executed by those end-users are the major drivers of our revenues. Since June 30, 2006, the number of users using our account presentation services increased by 47%, and the number of users using our payment services increased 560%, for an overall 207% increase in users. For the six months ended June 30, 2007, the number of payment transactions completed by payment services end-users increased by 249%. The large increase in payment services users and payment transactions in 2007 is the result of the Princeton eCom Corporation (“Princeton”) acquisition, which occurred on July 3, 2006. Exclusive of the users and payment transactions brought to us by the Princeton acquisition, users increased by 19% and payment transactions increased by 16%.

			Increase/
	Period Ended June 30,		(Decrease)
	2007	2006	Change	%

Account presentation users (000s):
Banking segment	989	776	213	27%
eCommerce segment	2,709	1,740	969	56%

Enterprise	3,698	2,516	1,182	47%
Payment services users (000s):
Banking segment	3,522	1,054	2,468	234%
eCommerce segment	3,434	—	3,434	n/a

Enterprise	6,956	1,054	5,902	560%
Total users (000s):
Banking segment	4,317	1,666	2,651	159%
eCommerce segment	6,143	1,740	4,403	253%

Enterprise	10,460	3,406	7,054	207%
Payment services transactions (000s):
Banking segment	42,125	14,245	27,880	196%
eCommerce segment	7,654	—	7,654	n/a

Enterprise	49,779	14,245	35,534	249%

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

Results of Operations

The following table presents the summarized results of operations for our two reportable segments, Banking and eCommerce (unallocated expenses are comprised of general corporate overhead and intangible asset amortization) (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Dollars (000s)%		Dollars (000s)%		Dollars (000s)%		Dollars (000s)%

Revenues:
Banking	$25,255	79%	$15,404	89%	$49,739	79%	$30,101	88%
eCommerce	6,686	21%	1,955	11%	13,051	21%	3,975	12%

Total	$31,941	100%	$17,359	100%	$62,790	100%	$34,076	100%

	Dollars (000s)	Margin	Dollars (000s)	Margin	Dollars (000s)	Margin	Dollars (000s)	Margin

Gross profit:
Banking	$15,071	60%	$9,196	60%	$29,363	59%	$17,687	59%
eCommerce	2,692	40%	663	34%	4,663	36%	1,318	33%
Unallocated	(499)		(91)		(998)		(182)

Total	$17,264	54%	$9,768	56%	$33,028	53%	$18,823	55%

	Dollars (000s)%		Dollars (000s)%		Dollars (000s)%		Dollars (000s)%

Operating expenses:
Banking	$6,252	43%	$5,258	64%	$12,053	40%	$10,481	64%
eCommerce	3,276	22%	874	11%	6,726	23%	1,737	11%
Unallocated	5,125	35%	2,066	25%	11,020	37%	4,255	25%

Total	$14,653	100%	$8,198	100%	$29,799	100%	$16,473	100%

	Dollars (000s)	Margin	Dollars (000s)	Margin	Dollars (000s)	Margin	Dollars (000s)	Margin

Income from operations:
Banking	$8,819	35%	$3,938	26%	$17,310	35%	$7,206	24%
eCommerce	(584)	−9%	(211)	−11%	(2,063)	−16%	(419)	−11%
Unallocated	(5,624)		(2,157)		(12,018)		(4,437)

Total	$2,611	8%	$1,570	9%	$3,229	5%	$2,350	7%

(1)	Unallocated expenses are comprised of general corporate overhead expenses and intangible asset amortization that are not included in the measure of segment profit or loss used internally to evaluate the segments.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Revenues

We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues increased $14.6 million, or 84% to $31.9 million for the three months ended June 30, 2007, from $17.4 million for the same period of 2006. Approximately 81% of the increase was attributable to the addition of revenues from our acquisition of Princeton, which we acquired on July 3, 2006, while the remaining 19% of the increase was attributable to organic growth relative to 2006.

	Three Months Ended
	June 30,		Change
	2007	2006	Difference	%

Revenues (in thousands):
Account presentation services	$2,203	$1,956	$247	13%
Payment services	23,880	10,849	13,031	120%
Relationship management services	2,061	2,058	3	0%
Professional services and other	3,797	2,496	1,301	52%

Total revenues	$31,941	$17,359	$14,582	84%

Payment metrics:
Payment services clients(1)	887	841	46	5%
Payment transactions (in thousands)(1)	42,125	14,245	27,880	196%
Adoption rates:
Account presentation services — Banking(1)(2)	27.7%	25.2%	2.5%	10%
Payment services — Banking(1)(3)	10.9%	9.7%	1.2%	12%

Notes:

(1)	Excludes Princeton for the purposes of comparison to prior year.

(2)	Represents the percentage of users subscribing to our account presentation services out of the total number of potential users enabled for account presentation services.

(3)	Represents the percentage of users subscribing to our payment services out of the total number of potential users enabled for payment services.

Account Presentation Services.  Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased 13%, or $0.2 million, to $2.2 million. None of the growth in account presentation was due to the acquisition of Princeton. The increase is the result of growth in eCommerce account presentation services offered to card issuer clients.

Payment Services.  Primarily composed of revenues from the Banking segment prior to the acquisition of Princeton, payment services revenue is now driven by both the Banking and eCommerce segments. Payment services revenues increased to $23.9 million for the three months ended June 30, 2007 from $10.8 million in the prior year. While approximately 87% of the increase was related to the addition of new revenues from the acquisition of Princeton, the remaining 13% was driven by growth in our existing business in the form of a 19% increase in the number of period-end payment services users and an 16% increase in the number of payment transactions processed during the period. The increases in period-end payment services users and the number of payment transactions processed by our existing business resulted from two factors: an increase in financial services provider clients using our payment services and an increase in payment services adoption by our payment services clients’ end-users. Compared to June 30, 2006, the number of financial services provider clients using our payment services increased from 841 to 887. Additionally, the adoption rate of our payment services increased from 9.7% at June 30, 2006 to 10.9% at June 30, 2007.

Relationship Management Services.  Primarily composed of revenues from the Banking segment, relationship management services revenues were $2.1 million in 2007 and 2006. The revenues remain static due to our decision to bundle our call center service to banking clients with our account presentation and payment services.

Professional Services and Other.  Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased by $1.3 million, or 52%, to $3.8 million in the first three months of 2007 compared to $2.5 million during the same period of 2006. The increase is the result of the addition of new revenues from the acquisition of Princeton, higher professional services fees in the legacy eCommerce segment, higher termination fees during the quarter and the launch of our new risk-based authentication service in the fourth quarter of 2006.

Costs and Expenses

	Three Months Ended
	June 30		Change
	2007(1)	2006(1)	Difference(1)%

Revenues	$31,941	$17,359	$14,582	84%
Costs of revenues	14,677	7,591	7,086	93%

Gross profit	17,264	9,768	7,496	77%
Gross margin	54%	56%	−2%	−4%
Operating expenses
General and administrative	6,440	4,284	2,156	50%
Sales and marketing	6,090	2,850	3,240	114%
Systems and development	2,123	1,064	1,059	100%

Total operating expenses	14,653	8,198	6,455	79%

Income from operations	2,611	1,570	1,041	66%
Other (expense) income
Interest income	400	682	(282)	−41%
Interest expense	(1,960)	—	(1,960)	n/a

Total other (expense) income	(1,560)	682	(2,242)	n/a

Income before tax provision	1,051	2,252	(1,201)	−53%
Income tax provision	81	855	(774)	−91%

Net income	970	1,397	(427)	−31%
Preferred stock accretion	2,128	—	2,128	n/a

Net (loss) income available to common stockholders	$(1,158)	$1,397	$(2,555)	n/a

Net (loss) income available to common stockholders per share:
Basic	$(0.04)	$0.05	$(0.10)	n/a
Diluted	$(0.04)	$0.05	$(0.09)	n/a
Shares used in calculation of net (loss) income available to common stockholders per share:
Basic	26,184	25,523	661	3%
Diluted	26,184	27,527	(1,343)	−5%

Notes:

(1)	In thousands except for per share amounts.

Costs of Revenues.  Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $7.1 million to $14.7 million for the three months ended June 30, 2007, from $7.6 million for the same period in 2006. Seventy-seven percent (77%) of this increase is the result of additional costs of revenues associated with Princeton, which was acquired in July 2006. Additional expenses resulted from a $0.4 million increase in amortization of intangible assets, headcount increases in our call center and the release of a number of software development projects into production since the second quarter of 2006.

Gross Profit.  Gross profit increased $7.5 million for the three months ended June 30, 2007 to $17.3 million, and gross margin decreased to 54% in 2007 from 56% in 2006. Princeton accounted for 84% of the increase in gross profit. The decrease in gross margin is the result of increased amortization of intangible assets purchased as part of the July 2006 Princeton acquisition and increased amortization of software development projects.

General and Administrative.  General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $2.2 million, or 50% to $6.4 million for the three months ended June 30, 2007, from $4.3 million in the same period of 2006. Forty- one percent (41%) of this increase is the direct result of additional costs associated with Princeton. The company also experienced additional expenses associated with increased payroll and increased depreciation as a result of a general increase in capital expenditures.

Sales and Marketing.  Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, corporate marketing costs and other costs incurred in marketing our services and products. Sales and marketing expenses increased $3.2 million, or 114%, to $6.1 million for the three months ended June 30, 2007, from $2.9 million in 2006. Sixty-one percent (61%) of this increase is the result of additional costs associated with Princeton including additional amortization of intangible assets totaling $1.8 million. We also experienced an increase in salary and benefits costs as a result of the expansion of our sales force in both the Banking and eCommerce segments.

Systems and Development.  Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $1.1 million, or 100%, to $2.1 million for the three months ended June 30, 2007. Eighty-two (82%) of this increase is the result of additional costs associated with Princeton. We also had an increase in salaries and benefits due to increased headcount. We capitalized $1.3 million and $1.5 million of development costs associated with software developed for internal use or to be sold, leased or otherwise marketed during the three months ended June 30, 2007 and 2006, respectively.

Income from Operations.  Income from operations increased $1.0 million, or 66%, to $2.6 million for the three months ended June 30, 2007. The increase was due to leveraging increased services fee revenues over our relatively fixed cost based.

Interest Income.  Interest income decreased $0.3 million to $0.4 million for the quarter ended June 30, 2007 due to lower average cash resulting from our use of $35 million in cash to partially finance the Princeton acquisition in July 2006.

Interest Expense.  Interest expense was $2.0 million due to interest expense and the amortization of debt issuance costs incurred in connection with $85 million in senior secured notes outstanding during the quarter ended June 30, 2007. The senior secured notes currently outstanding carry an interest rate equal to 275 basis points above one-month LIBOR.

Income Tax Provision.  Our income tax provision for the three months ended June 30, 2007 was $0.1 million compared to $0.9 million for the three months ended June 30, 2006. The decrease in the income tax provision reflects lower anticipated taxable income for 2007 than was anticipated for 2006 as of June 30, 2006.

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

Net (Loss) Income Available to Common Stockholders.  Net (loss) income available to common stockholders decreased $2.5 million to a loss of $1.2 million for the three months ended June 30, 2007, compared to net income of $1.4 million for the three months ended June 30, 2006. Basic and diluted net loss per share was $0.04 for the three months ended June 30, 2007, compared to basic and diluted net income per share of $0.05 for the three months ended June 30, 2006. Basic shares outstanding increased by 3% as a result of shares issued in connection with the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan, while diluted shares outstanding decreased by 5% as s result of the anti-dilutive effect of stock options on the fully diluted earnings per share calculation for the three months ended June 30, 2007.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

Revenues

We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues increased $28.7 million, or 84%, to $62.8 million for the six months ended June 30, 2007, from $34.1 million for the same period of 2006. Approximately 80% of the increase was attributable to the addition of revenues from our acquisition of Princeton, while the remaining 20% of the increase was attributable to organic growth relative to 2006.

	Six Months Ended
	June 30,		Change
	2007	2006	Difference	%

Revenues (in thousands):
Account presentation services	$4,465	$3,884	$581	15%
Payment services	47,260	21,244	26,016	122%
Relationship management services	4,224	4,155	69	2%
Professional services and other	6,841	4,793	2,048	43%

Total revenues	$62,790	$34,076	$28,714	84%

Payment metrics:
Payment services clients(1)	887	841	46	5%
Payment transactions (in thousands)(1)	42,125	14,245	27,880	196%
Adoption rates:
Account presentation services — Banking(1)(2)	27.7%	25.2%	2.5%	10%
Payment services — Banking(1)(3)	10.9%	9.7%	1.2%	12%

Notes:

(1)	Excludes Princeton for the purposes of comparison to prior year.

(2)	Represents the percentage of users subscribing to our account presentation services out of the total number of potential users enabled for account presentation services.

(3)	Represents the percentage of users subscribing to our payment services out of the total number of potential users enabled for payment services.

Account Presentation Services.  Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased 15%, or $0.6 million, to $4.5 million. None of the growth in account presentation was due to the acquisition of Princeton. The increase is the result of growth in eCommerce account presentation services offered to card issuer clients.

Payment Services.  Primarily composed of revenues from the Banking segment prior to the acquisition of Princeton, payment services revenue is now driven by both the Banking and eCommerce segments. Payment services revenues increased $26.0 million to $47.3 million for the six months ended June 30, 2007 from $21.2 million in the prior year. While approximately 86% of the increase was related to the addition of new revenues from the acquisition of Princeton, the remaining 14% was driven by growth in our existing business in the form of a 19% increase in the number of period-end payment services users and a 16% increase in the number of payment transactions processed during the period. The increases in period-end payment services users and the number of payment transactions processed by our existing business resulted from two factors: an increase in financial services provider clients using our payment services and an increase in payment services adoption by our payment services clients’ end-users. Compared to June 30, 2006, the number of financial services provider clients using our payment services increased from 841 to 887. Additionally, the adoption rate of our payment services increased from 9.7% at June 30, 2006 to 10.9% at June 30, 2007.

Relationship Management Services.  Primarily composed of revenues from the Banking segment, relationship management services revenues increased marginally to $4.2 million in 2007. The low rate of growth is the result of our decision to bundle our call center service to banking clients with our account presentation and payment services.

Professional Services and Other.  Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased by $2.0 million, or 43%, to $6.8 million in the first six months of 2007 compared to $4.8 million in the same period of 2006. The increase is the result of the addition of new revenues from the acquisition of Princeton, higher professional services fees in the legacy eCommerce segment, higher termination fees during the first six months of 2007 and the launch of our new risk-based authentication service in the fourth quarter of 2006.

Costs and Expenses

	Six Months Ended
	June 30		Change
	2007(1)	2006(1)	Difference(1)%

Revenues	$62,790	$34,076	$28,714	84%
Costs of revenues	29,762	15,253	14,509	95%

Gross profit	33,028	18,823	14,205	75%
Gross margin	53%	55%	−3%	−5%
Operating expenses
General and administrative	13,526	8,708	4,818	55%
Sales and marketing	11,822	5,558	6,264	113%
Systems and development	4,451	2,207	2,244	102%

Total operating expenses	29,799	16,473	13,326	81%

Income from operations	3,229	2,350	879	37%
Other (expense) income
Interest income	737	1,280	(543)	−42%
Interest expense	(4,499)	(1)	(4,498)	n/a
Loss on extinguishment of debt	(5,625)	—	(5,625)	n/a

Total other (expense) income	(9,387)	1,279	(10,666)	n/a

(Loss) income before tax provision	(6,158)	3,629	(9,787)	n/a
Income tax provision	291	1,475	(1,184)	−80%

Net (loss) income	(6,449)	2,154	(8,603)	n/a
Preferred stock accretion	4,163	—	4,163	n/a

Net (loss) income available to common stockholders	$(10,612)	$2,154	$(12,766)	n/a

Net (loss) income available to common stockholders per share:
Basic	$(0.41)	$0.08	$(0.49)	n/a
Diluted	$(0.41)	$0.08	$(0.49)	n/a
Shares used in calculation of net (loss) income available to common stockholders per share:
Basic	26,056	25,410	646	3%
Diluted	26,056	27,553	(1,497)	−5%

Notes:

(1)	In thousands except for per share amounts.

Costs of Revenues.  Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $14.5 million to $29.8 million for the six months ended June 30, 2007, from $15.3 million for the same period in 2006. Seventy-six percent (76%) of this increase is the result of additional costs of revenues associated with Princeton. Additional expenses resulting from a $0.8 million increase in amortization of intangible assets, headcount increases in our call center and the release of a number of software development projects into production since the second quarter of 2006.

Gross Profit.  Gross profit increased $14.2 million for the six months ended June 30, 2007 to $33.0 million, and gross margin decreased to 53% in 2007 from 55% in 2006. Princeton accounted for 85% of the increase in gross profit. The decrease in gross margin is the result of increased amortization of intangible assets purchased as part of the July 2006 Princeton acquisition and increased amortization of software development projects.

General and Administrative.  General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $4.8 million, or 55%, to $13.5 million for the six months ended June 30, 2007, from $8.7 million in the same period of 2006. Thirty-six percent (36%) of this increase is the direct result of additional costs associated with Princeton. We also experienced additional expenses associated with external accounting fees, increased payroll and increased depreciation as a result of a general increase in capital expenditures.

Sales and Marketing.  Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, corporate marketing costs and other costs incurred in marketing our services and products. Sales and marketing expenses increased $6.2 million, or 113% to $11.8 million for the six months ended June 30, 2007, from $5.6 million in 2006. Sixty percent (60%) of this increase is the result of additional costs associated with Princeton, including additional amortization of intangible assets totaling $3.6 million. We also had increased salary and benefits costs as a result of the expansion of our sales force in both the Banking and eCommerce segments.

Systems and Development.  Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $2.3 million, or 102%, to $4.5 million for the six months ended June 30, 2007, from $2.2 million in 2006. Eighty-one percent (81%) of this increase is the result of additional costs associated with Princeton. We also had an increase in salaries and benefits due to increased headcount. We capitalized $2.7 million and $2.9 million of development costs associated with software developed for internal use or to be sold, leased or otherwise marketed during the six months ended June 30, 2007 and 2006, respectively.

Income from Operations.  Income from operations increased $0.9 million, or 37%, to $3.2 million for the six months ended June 30, 2007. The increase was due to leveraging increased service fee revenues over our relatively fixed cost base. The increased revenues were partially offset by increased amortization of intangible assets purchased as part of the July 2006 Princeton acquisition totaling $4.4 million.

Interest Income.  Interest income decreased $0.5 million to $0.7 million for the six months ended June 30, 2007 due to lower average cash balances in the first half of 2007 resulting primarily from our use of $35 million in cash to partially finance the Princeton acquisition in July 2006.

Interest Expense.  Interest expense was $4.5 million due to interest expense and the amortization of debt issuance costs incurred in connection with $85 million in senior secured notes outstanding during the six months ended June 30, 2007. The senior secured notes currently outstanding carry an interest rate equal to 275 basis points above one-month LIBOR.

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

Income Tax Provision.  Our income tax provision for the six months ended June 30, 2007 was $0.3 million compared to $1.5 million for the six months ended June 30, 2006. The decrease in the income tax provision reflects lower anticipated taxable income for 2007 than was anticipated for 2006 as of March 31, 2006.

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

Net (Loss) Income Available to Common Stockholders.  Net (loss) income available to common stockholders decreased $12.8 million to a loss of $10.6 million for the six months ended June 30, 2007, compared to net income of $2.2 million for the six months ended June 30, 2006. Basic and diluted net loss per share was $0.41 for the six months ended June 30, 2007, compared to basic and diluted net income per share of $0.08 for the six months ended June 30, 2006. Basic shares outstanding increased by 3% as a result of shares issued in connection with the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan, while diluted shares outstanding decreased by 5% as result of the anti-dilutive effect of stock options on the fully diluted earnings per share calculation for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have primarily financed our operations through cash generated from operations, private placements and public offerings of our common and preferred stock and the issuance of debt. Cash and cash equivalents were $30.8 and $31.2 million as of June 30, 2007 and December 31, 2006, respectively. The $0.4 million decrease in cash and cash equivalents results primarily from $6.8 million in capital expenditures and $1.5 million in deferred financing costs and other financing activities, partially offset by $7.0 million in cash provided by operating activities and $2.7 million in cash from the issuance of common stock.

Net cash provided by operating activities was $7.0 million for the six months ended June 30, 2007. This represented a $1.9 million increase in cash provided by operating activities compared to the prior period, which was the result of increased cash flow from operating activities partially offset by $5.3 million in interest payments related to senior secured debt, which was not outstanding during the first six months of 2006.

Net cash used by investing activities for the six months ended June 30, 2007 was $6.8 million, which was the result of purchases of property and equipment.

Net cash used by financing activities was $0.6 million for the six months ended June 30, 2007, which was the result of a prepayment penalty of $1.7 million and debt issuance costs of $1.5 million both incurred in relation to the issuance of $85 million in term loans partially offset by cash provided through the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan.

On February 21, 2007, we entered into an agreement with Bank of America to refinance our existing debt with $85 million in term loans (“2007 Notes”). The agreement also provides a $15 million revolver (“Revolver”) under which we can secure up to $5 million in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $1.8 million as a result of letters of credit which the bank has issued. Interest on both the Revolver and the 2007 Notes is one-month LIBOR plus 225 to 275 basis points based upon the ratio of our funded indebtedness to our EBITDA, and it is payable monthly. We incurred $1.5 million in deferred financing costs in conjunction with the transaction, and these costs are being amortized using the effective interest rate method over the term of the term loans. In addition, we incur a commitment fee of 0.5% on any unused portion of the Revolver.

We issued $85 million of senior secured notes (the “2006 Notes”) on July 3, 2006. Interest on the 2006 Notes was one-month LIBOR plus 700 basis points, and it was payable quarterly. The 2006 Notes were refinanced with the issuance of the 2007 Notes. We paid a $1.7 million pre-payment penalty and wrote-off $3.9 million in deferred financing costs in conjunction with the transaction.

On March 30, 2007, we entered into an interest rate cap agreement (“2007 Hedge”) that protects the cash flows on designated one-month LIBOR-based interest payments beginning on April 3, 2007 through July 31, 2009. The 2007 Hedge limits the exposure to LIBOR interest rate increases in excess of 5.5%. The 2007 Hedge has a notional value of $70.0 million through September 28, 2007, $65.0 million through June 30, 2008 and $42.5 million through July 31, 2009. Approximately, 82%, or $70 million, of our $85.0 million 2007 Notes had its interest payments perfectly hedged against increases in variable-rate interest payments above 5.5% by the 2007 Hedge.

We entered into an interest rate cap agreement (“2006 Hedge”) on July 3, 2006 that protected cash flows on designated one-month LIBOR-based payments beginning on July 3, 2006 through July 1, 2008. The 2006 Hedge limited the exposure to interest rate increases in excess of 5.5%. Approximately 82%, or $70.0 million, of our 2006 Notes had its interest payments perfectly hedged against increases in variable-rate interest payments over 5.5% by the 2006 Hedge up until the 2006 Notes were refinanced on February 21, 2007. On February 21, 2007, the 2006 Hedge was de-designated and was sold on April 3, 2007. The 2006 Hedge was replaced by the 2007 Hedge in order to be hedged against the 2007 Notes.

Our material commitments under operating and capital leases, purchase obligations and notes payable are as follows (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter

Capital lease obligations	$112	$20	$37	$36	$19	$—	$—
Operating leases	29,644	1,814	3,628	3,714	3,801	3,890	12,797
Purchase obligations	1,217	653	564	—	—	—	—
Notes payable	85,000	—	9,562	15,937	17,000	32,938	9,563

Total obligations	$115,973	$2,487	$13,791	$19,687	$20,820	$36,828	$22,360

Based on the one-month LIBOR at June 30, 2007, the estimated interest payments related to the Notes payable is $3.4, $6.7, $5.6, $4.3 and $2.6 million in 2007, 2008, 2009, 2010 and 2011, respectively.

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

On August 10, 2007, we acquired Internet Transaction Solutions, Inc. (“ITS”) for total consideration of $42.9 million including $22.5 million in common stock. Based in Columbus, Ohio, ITS provides biller services to receivables management and utility companies.

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

We are exposed to the impact of interest rate changes as they affect our term loans. The interest rate charged on our term loans varies based on LIBOR and, consequently, our interest expense could fluctuate with changes in the LIBOR rate through the maturity date of the term loans. We have entered into an interest rate cap agreement that effectively limits our exposure to interest rate fluctuations on $70 million of the $85 million in term loans outstanding at June 30, 2007. The remaining $15 million is not subject to any interest rate cap agreements. If LIBOR increased by one percent as of June 30, 2007, we would incur an additional $150,000 of interest expense associated with the $15 million in term loans outstanding at June 30, 2007 that is not subject to any interest rate cap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (‘CEO’) and Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Based on that evaluation, the CEO and CFO have concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective because of the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2006, which we are still in the process of remediating. Notwithstanding the material weaknesses described in Item 9A of the 2006 Form 10-K, we believe our consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

(b) As disclosed in our Form 10-K for the fiscal year ended December 31, 2006, in the course of performing our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our management determined that a material weakness in internal control over financial reporting existed as of December 31, 2006. The material weakness related to inadequate staffing, systems and processes in place to support the expanded magnitude and complexity of accounting requirements of the combined company since the Princeton acquisition. During the first six months of 2007, we designed and began to implement a plan to remediate the material weakness in internal control over financial reporting disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006. We have hired a person with experience in both accounting for acquisitions and public company reporting. We also integrated Princeton’s accounting function on January 1, 2007 so that we are now managing a single system and set of processes. In addition, we have conducted training programs for our accounting and non-accounting staff related to non-financial data used in the creation of our financial statements and instituted additional processes for dealing with non-routine accounting issues. We have addressed the accounting function’s additional staffing needs, and we are in the process of integrating the newly hired accounting staff into our accounting processes and practices. Finally, we continue to reassess the capability of the outside advisors we use to assist in the evaluation of complex accounting transactions and the proper application of accounting principles. Although our remediation efforts are underway, the material weaknesses will not be considered remediated until our new internal controls are fully implemented and operational for a period of time and are operating effectively.

(c) Except for changes related to the remediation of the material weakness described above, there has been no change during our fiscal quarter ended June 30, 2007 in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We held our annual meeting of stockholders on May 15, 2007, and the following matters were voted on at the meeting:

1. The election of Matthew P. Lawlor, Ervin R. Shames and Barry D. Wessler to serve for a three-year term of office or until their respective successor has been elected. The following chart shows the number of votes cast (in thousands) for the nominees as well as the number of broker non-votes:

			ABSTENTIONS
			AND BROKER
DIRECTOR	FOR	WITHHELD	NONVOTES

Matthew P. Lawlor	21,685	554	0
Ervin R. Shames	21,949	290	0
Barry D. Wessler	21617	622	0

2. The ratification of KPMG LLP as our independent public accountants for the fiscal year ending December 31, 2007 (in thousands).

		ABSTENTIONS
		AND BROKER
FOR	AGAINST	NONVOTES

22,122	116	1

3. The termination of the Company’s Rights Agreement.

		ABSTENTIONS
		AND BROKER
FOR	AGAINST	NONVOTES

17,420	24	13

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit 10.1	—	Credit Agreement with Bank of America dated February 21, 2007 and filed as Exhibit 99.1 to the Company’s Form 8-K on February 26, 2007
Exhibit 31.1	—	Rule 13a-14a Certification of Chief Executive Officer
Exhibit 31.2	—	Rule 13a-14a Certification of Chief Financial Officer
Exhibit 32	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections(a) and(b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE RESOURCES CORPORATION

By:	/s/ Matthew P. Lawlor
Matthew P. Lawlor
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2007

ONLINE RESOURCES CORPORATION

By:	/s/ Catherine A. Graham
Catherine A. Graham
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2007