Form 10-Q
period 2007-09-30
ONLINE RESOURCES CORP
filed 2007-11-09
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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

As of November 6, 2007 there were 28,822,063 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

ONLINE RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$16,640	$31,189
Restricted cash	1,535	3,919
Consumer deposits receivable	9,368	—
Short-term investments	—	965
Accounts receivable (net of allowance of $84 and $148, respectively)	16,052	14,291
Deferred implementation costs	1,361	1,598
Deferred tax asset	371	2,561
Debt isssuance costs	295	890
Prepaid expenses and other current assets	3,244	2,653

Total current assets	48,866	58,066
Property and equipment, net	25,456	19,110
Deferred tax asset, less current portion	4,533	11,635
Deferred implementation costs, less current portion	1,580	1,015
Goodwill	200,832	168,085
Intangible assets	39,292	25,128
Debt isssuance costs, less current portion	1,006	3,116
Other assets	1,175	436

Total assets	$322,740	$286,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,919	$2,332
Consumer deposits payable	9,445	—
Accrued expenses and other current liabilities	4,626	4,034
Accrued compensation	1,970	2,306
Notes payable, senior secured debt	6,375	—
Deferred revenues	5,224	4,919
Interest payable	56	2,688
Other short-term liabilities	1,484	304

Total current liabilities	33,099	16,583
Notes payable, senior secured debt, less current portion	78,625	85,000
Deferred revenues, less current portion	4,077	3,374
Deferred rent, less current portion	2,083	2,144
Other long-term liabilities	66	4,047

Total liabilities	117,950	111,148
Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued (Redeemable on July 3, 2013 at $128,250)	80,370	72,108
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 28,804 issued and 28,728 outstanding at September 30, 2007 and 25,865 issued and 25,789 outstanding at December 31, 2006	3	3
Additional paid-in capital	196,809	166,355
Accumulated deficit	(71,877)	(62,388)
Treasury stock, 76 shares	(228)	(228)
Accumulated other comprehensive loss	(287)	(407)

Total stockholders’ equity	124,420	103,335

Total liabilities and stockholders’ equity	$322,740	$286,591

See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Revenues:
Account presentation services	$2,238	$1,990	$6,702	$5,874
Payment services	27,162	21,703	74,423	42,947
Relationship management services	1,683	1,959	5,907	6,114
Professional services and other	3,161	2,614	10,003	7,407

Total revenues	34,244	28,266	97,035	62,342
Costs and expenses:
Service costs	14,575	11,325	41,047	23,254
Implementation and other costs	1,647	1,624	4,938	4,948

Costs of revenues	16,222	12,949	45,985	28,202

Gross profit	18,022	15,317	51,050	34,140
General and administrative	7,599	5,559	21,125	14,267
Sales and marketing	5,719	6,255	17,541	11,813
Systems and development	2,148	2,655	6,599	4,862

Total expenses	15,466	14,469	45,265	30,942

Income from operations	2,556	848	5,785	3,198
Other income (expense):
Interest income	313	327	1,051	1,607
Interest expense	305	(2,955)	(4,195)	(2,956)
Loss on extinguishment of debt	—	—	(5,625)	—

Total other income (expense)	618	(2,628)	(8,769)	(1,349)

Income (loss) before income tax provision (benefit)	3,174	(1,780)	(2,984)	1,849
Income tax provision (benefit)	84	(509)	375	966

Net income (loss)	3,090	(1,271)	(3,359)	883
Preferred stock accretion	1,967	2,158	6,130	2,158

Net income (loss) available to common stockholders	$1,123	$(3,429)	$(9,489)	$(1,275)

Net income (loss) available to common shareholders per share:
Basic	$0.04	$(0.13)	$(0.36)	$(0.05)
Diluted	$0.04	$(0.13)	$(0.36)	$(0.05)
Shares used in calculation of net income (loss) available to common shareholders per share:
Basic	27,699	25,627	26,610	25,481
Diluted	29,666	25,627	26,610	25,481

See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)

Operating activities
Net (loss) income	$(3,359)	$883
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,345	8,116
Equity compensation expense	2,033	1,875
Write off and amortization of debt issuance costs	4,184	222
Change in fair value of stock price guarantee	(1,518)	—
Change in fair value of theoretical swap derivative	(581)	103
Loss on cash flow hedge derivative security	210	—
Loss on disposal of assets	168	1
Provision for losses on accounts receivable	(64)	15
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	2,291	(2,953)
Consumer deposits receivable	(4,385)	—
Consumer deposits payable	4,174	—
Accounts receivable	(1,647)	(1,618)
Prepaid expenses and other current assets	(565)	(705)
Deferred implementation costs	(329)	(700)
Deferred tax asset	1,550	962
Other assets	692	(30)
Accounts payable	1,765	(441)
Accrued expenses and other current liabilities	(2,120)	271
Accrued compensation	(335)	—
Interest payable	(2,632)	2,630
Deferred revenues	1,007	2,054
Deferred rent	(29)	(2)
Other long-term liabilities	(5)	(592)

Net cash provided by operating activities	14,850	10,091
Investing activities
Purchases of property and equipment	(10,945)	(8,062)
Purchase of Princeton eCom Corporation, net of cash acquired	—	(184,322)
Purchase of Internet Transaction Solutions, Inc., net of cash acquired	(18,682)	—

Net cash used by investing activities	(29,627)	(192,384)
Financing activities
Net proceeds from issuance of common stock	3,533	2,891
Purchase of cash flow derivative	(121)	(455)
Sale of cash flow derivative	23	—
Debt issuance costs on refinancing of long-term debt	(1,479)	—
Prepayment penalty on repayment of 2006 notes	(1,700)	—
Proceeds from issuance of 2007 notes	85,000	—
Proceeds from issuance of 2006 notes	—	80,556
Repayment of 2006 notes	(85,000)	—
Proceeds from issuance of redeemable convertible preferred stock	—	69,954
Repayment of capital lease obligations	(28)	(17)

Net cash provided by financing activities	228	152,929

Net decrease in cash and cash equivalents	(14,549)	(29,364)
Cash and cash equivalents at beginning of period	31,189	55,864

Cash and cash equivalents at end of period	$16,640	$26,500

See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands except share data)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

On August 10, 2007, the Company acquired all the outstanding shares of Internet Transaction Solutions, Inc. for an aggregate amount of $48 million including transaction costs, see Note 2.

The following represents the fair value of assets acquired, net of liabilities assumed at the acquisition date, August 10, 2007 (unaudited):

Cash and cash equivalents	$1,624
Consumer deposits	4,983
Accounts receivable	24
Other current assets	50
Property and equipment	2,092
Trademarks and patents	8
Customer lists	20,997
Goodwill	32,912
Other assets	34

Total assets purchased	62,724
Accounts payable	871
Consumer deposits payable	5,270
Accrued expenses	525
Deferred tax liabilities	8,026

Total liabilities assumed	14,692
Total net assets	$48,032

Cash	$20,306
Issuance of 2,216,552 common shares at $11.15 per share	24,713
Stock price guarantee	2,783
Transaction costs	230

Aggregate purchase price	$48,032

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

On August 10, 2007, the Company issued 2,216,552 shares of its common stock having a fair value of $24,713 at the date of issuance to the former shareholders of ITS, pursuant to the acquisition agreement.

See accompanying notes to consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Online Resources Corporation (the “Company”) provides outsourced, web-based financial technology services branded to thousands of financial institution, biller, card issuer and creditor clients. With four business lines in two primary vertical markets, the Company serves over 10 million billable consumer and business end-users. End-users may access and view their accounts online and perform various web-based self-service functions. They may also make electronic bill payments and funds transfers utilizing the Company’s unique, real-time debit architecture, ACH and other payment methods. The Company’s value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for its clients. Further, the Company provides professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. The Company currently operates in two business segments — Banking and eCommerce. The operating results of the business segments exclude general corporate overhead expenses and intangible asset amortization.

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

CHANGE IN ACCOUNTING POLICY

Theoretical Swap Derivative

During third quarter of 2007, the Company changed how it defines the embedded derivative associated Series A-1 Preferred Stock issued in conjunction with the Princeton acquisition on July 3, 2006. At the time of acquisition, the embedded derivative was defined as the right to receive interest like returns on accrued, but unpaid dividends, and was included in other long-term liabilities on the balance sheet at its fair value at the date of acquisition. The fair value of the embedded derivative was marked-to-market at the end of each reporting period by adjusting interest expense, and therefore, income. During the third quarter of 2007, the Company determined that it was more appropriate to define the embedded derivative as the difference between the right to receive a fixed rate of return on the accrued, but unpaid dividends and the variable negotiated rate, which created a theoretical swap between the fixed rate of return on the accrued, but unpaid dividends and the variable rate actually accrued on the unpaid dividends. The theoretical swap had no value at the date of issuance and this embedded derivative should be marked-to-market at each period through earnings, with the fair value of the theoretical swap recognized as an asset or liability at each balance sheet date. The cumulative

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact of the change in definition as of and for the three and nine months ended September 30, 2007 was as follows:

Increase to other assets	$103
Increase to Series A-1 Convertible Preferred Stock	$1,952
Decrease to other long-term liabilities	$(2,423)
Decrease to preferred stock accretion	$(166)
Decrease to interest expense	$(408)

Change in Method of Recognition of Revenue and Deferred Costs

Additionally, the Company changed the manner in which they recognized revenue and costs associated with up-front implementation fees received to install a new client on its system and new-user setup fees received to create payment delivery instructions for the end users of our clients. The Company defers these fees upon receipt along with the costs incurred in providing these services and has historically recognized the revenues and costs related to these fees on a straight-line basis over the client’s remaining contract term. In accordance with EITF 00-21, the implementation fees, new user set-up fees, and service revenues are considered a single unit of accounting. Therefore, both the service revenues and the implementation and new user fees are required to be accounted for in a consistent manner. As the service revenues are recognized on a proportionate performance basis, the Company has changed its methodology for recognition of the implementation and new user fees to the proportionate performance method. The Company further determined that the implementation costs should be charged to expense proportionally and over the same period that associated fees are recognized as revenue in accordance with SAB No. 104. The cumulative impact of the change recognition method of revenue and costs of revenue for the three and nine months ended September 30, 2007 was as follows:

Decrease to revenue	$(433)
Decrease to cost of revenue	$(97)
Decrease to net income (loss)	$(336)

The Company assessed the cumulative impact these changes would have on the statement of operations for the three and nine months ended September 30, 2007 and the balance sheet as of September 30, 2007 and determined that the changes would not have a material impact on the current or prior interim or annual consolidated financial statements. Consequently, the changes were made effective July 1, 2007.

NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. The Company is currently assessing the impact that SFAS 157 will have on its results of operations and financial position.

In January 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities (“SFAS 159”). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities. The Company is currently assessing the impact that SFAS 159 will have on its results of operations and financial position.

2.	ACQUISITION

On August 10, 2007, pursuant to the terms of the Agreement and Plan of Merger dated July 26, 2007, as thereafter amended and restated, the Company and its wholly-owned subsidiary, ITS Acquisition Sub, LLC, completed the merger under which the Company acquired all of the outstanding stock of Internet Transaction Solutions, Inc. (“ITS”), a Delaware corporation, for an acquisition price of approximately $47.8 million and incurred transaction related costs of $0.2 million. The Company agreed to issue 2,216,552 shares of its common stock to the stockholders and preferred rights holder of ITS in partial payment of the purchase price. These shares have been valued at $24.7 million, and the balance of the purchase price, approximately $20.3 million, was paid in cash. Of the $20.3 million paid in cash, $3.6 million has been escrowed to cover indemnification claims, if any, that may arise in favor of the Company within one year from the closing of the Merger.

As part of the purchase consideration for ITS, the Company also agreed to provide the former shareholders of ITS with price protection related to the 2,216,552 shares issued at the issuance price for a period of one year from the date the share issuance price was established, which was July 26, 2007 (the “Effective Date”). Under the guarantee, the sellers have the right to put the stock issued as consideration back to the Company at three dates if the Company’s common stock has declined in value since the acquisition date. If the volume weighted average price of the Company’s shares for the 10-day period ending two days before the six, nine and twelve month anniversary dates of the Effective Date is less than $11.15 (issuance price), these shareholders have the right to ask the Company to restore them to a total value per share equal to the issuance price. Additionally, on any trading day that the closing price of the Company’s shares is 20% or more below the issuance price, the Company has the right to restore the shareholders to a total value per share equal to the issuance price. In either case, the Company can choose to repurchase the shares or give the shareholders either additional shares or cash for the value difference. Any repurchase of shares or issuance of additional value by the Company, whether at the request of the shareholders or at the Company’s option, relieves the Company of any future price protection obligations.

These rights represent a stand-alone derivative which was included as part of the consideration issued for the acquisition. Using a trinomial tree model, the Company determined that the value of this option was $2.8 million as of the Effective Date and recorded it as other short-term liabilities on its balance sheet for this amount. The liability will be marked-to-market each period to reflect changes in the value of the option driven by share price, share price volatility and time to maturity. At September 30, 2007, the value of the option, using the same valuation model, was determined to be $1.2 million. The derivative will be marked-to-market until it is exercised or expires. During the three and nine month periods ended September 30, 2007, the liability associated with this derivative decreased $1.6 million which is recognized as a reduction of interest expense in the consolidated statements of operations. The liability will generally increase should the Company’s share price decline, and will also decline due to the passage of time.

ITS is a leading provider of electronic payment solutions to receivable management companies and utilties. ITS’ solutions enable consumers to process bill payments through the Web, telephone (integrated voice response) or a customer service representative, resulting in significant cost savings, faster collections, and improved service for its biller customers. ITS’ services are primarily utilized by receivable management companies and utilities billers. ITS generates revenue from billpay transaction fees, which are either paid by the end-user or the client biller. The Company operates the ITS business segment within its eCommerce division. The acquisition has been accounted for using the purchase method of accounting. The purchase price allocation and the tax effect of the acquisition is preliminary. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The estimated fair value of the tangible

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets acquired and liabilities assumed approximated the historical basis. ITS had significant intangible assets related to its customer list and employee base. An identified value was assigned to the customer list, and the identified value assigned to the employee base was included within goodwill. No other significant intangible assets were identified or included in goodwill.

The preliminary purchase price allocations to identifiable intangible asset and goodwill were $21.0 million and $32.9 million, respectively. The identifiable intangible asset will be amortized over its useful life of ten years based on an accelerated amortization schedule that approximates the pattern in which economic benefit of the intangible asset is consumed or otherwise used up.

The results of operations for ITS are included in the unaudited consolidated statements of operations beginning August 11, 2007. The financial information in the table below summarizes the results of operations of the Company and ITS on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the periods presented (in thousands except per share amounts).

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$36,468	$31,855	$108,794	$73,097
Net loss available to common stockholders	$1,235	$(4,036)	$(10,554)	$(2,764)
Net loss available to common stockholders per share:
Basic	$0.04	$(0.14)	$(0.37)	$(0.10)
Diluted	$0.04	$(0.14)	$(0.37)	$(0.10)

3.	TERM LOANS

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.	FINANCIAL INSTRUMENTS

DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES

Cash Flow Hedging Strategy

On March 30, 2007, the Company entered into an interest rate cap agreement (“2007 Hedge”) that protects the cash flows on designated one-month LIBOR-based interest payments beginning on April 3, 2007 through July 31, 2009. The 2007 Hedge limits the exposure to interest rate increases in excess of 5.5%. The 2007 Hedge has a notional value of $70.0 million through September 28, 2007, $65.0 million through June 30, 2008 and $42.5 million through July 31, 2009. Approximately 76%, or $65 million, of the Company’s $85.0 million 2007 Notes had its interest payments perfectly hedged against increases in variable-rate interest payments above 5.5% by the 2007 Hedge.

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

During the three months ended September 30, 2007 and 2006, the Company recorded unrealized losses of $59,000 and $397,000, respectively, and for the nine months ended September 30, 2007 and 2006, the Company recorded unrealized losses of $89,000 and $397,0000, respectively, as part of the comprehensive loss recorded in stockholders’ equity to reflect the change in the fair value of the 2006 Hedge through February 21, 2007, the date of de-designation for the interest rate cap, and the 2007 Hedge through September 30, 2007. During the three and nine months ended September 30, 2007, the Company recorded realized losses of $67,000 and $210,000, respectively, with the maturation of the 2006 and 2007 Hedge’s caplets. As additional interest rate caplets mature, the portions of the changes in fair value that are associated with the cost of the maturing caplet will be recognized as interest expense. There is no published exchange information containing the price of the Company’s interest rate cap instruments. Thus, the fair value of the interest rate caps are based on estimated fair value quotes from a broker and market maker in derivative instruments. Their estimates are based upon the September 28, 2007 LIBOR forward curve, which implies that the caplets had minimal intrinsic value at September 30, 2007.

At September 30, 2007, the Company expects to reclassify approximately $277,000 of net losses from derivative instruments from accumulated other comprehensive loss to operations (i.e., as “interest expense”) during the next twelve months due to actual payments of variable interest associated with the floating rate debt.

Theoretical Swap Derivative

The Series A-1 Redeemable Convertible Preferred Stock (“Series A-1 Preferred Stock”) has a feature that grants holders the right to receive interest-like returns on accrued but unpaid dividends. Prior to third quarter 2007, the entire accrual amount was defined as the embedded derivative. The definition of the embedded

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

feature was changed in third quarter 2007. As of third quarter 2007, this feature is bifurcated as an embedded derivative and defined as the right to receive fixed rate of return on the accrued, but unpaid dividends and the variable rate negotiated which created a theoretical swap between the fixed rate of return on the accrued, but unpaid dividends and the variable rate actually accrued for the unpaid dividends. The fair value of the derivative is included in other long-term assets on the accompanying consolidated balance sheet. See Note 1 for the impact of the change. The derivative is marked-to-market at the end of each reporting period by adjusting interest expense for the current period. The impact for the three and nine months ended September 30, 2007 is $0.3 million. The fair value of the derivative is estimated using the discounted cash flow method. The calculated fair value is affected substantially by management’s expected term (periods outstanding) of the Series A-1 Preferred Stock and the discount rate used to compute the present value of the expected cash flows from the interest-like returns feature. The fair value of the theoretical swap derivative was $0.4 million at September 30, 2007. The calculated fair value is based on an assumed conversion date. See Note 5 for terms of the preferred stock.

Series A-1 Preferred Stock

The Company’s Series A-1 Preferred Stock is carried at its fair value at inception adjusted for accretion of unpaid dividends, a redemption price of 115% of the original issue price and the amortized portion of its original issuance costs, which approximates its redemption value. At September 30, 2007 its carrying value is $80,370,000. See Note 5 for a detailed explanation of the Series A-1 Preferred Stock.

5.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

The Series A-1 Preferred Stock votes on an as converted basis with the common stock and as a single class as to certain amendments to the certificate of incorporation the issuance of additional securities or debt and the payment of dividends. The amount of the liquidation preference of the Series A-1 Preferred Stock increases at a rate of 8% per annum of the original issuance price with an interest factor thereon based upon the iMoneyNet First Tier Institutional Average (the “Cumulative Amount”). This 8% per annum increase is convertible into shares of common stock, subject to the conversion limit noted above; however, the Company has the right to pay the 8% per annum increase in cash in lieu of conversion into common stock. The Series A-1 Preferred Stock has a right to participate in dividends with common stock, on an as if converted basis, when the cumulative total of common dividends paid, or proposed, exceeds the Cumulative Amount. Shares of Series A-1 Preferred Stock are subject to put and call rights following the seventh anniversary of their issuance for an amount equal to 115% of the original issuance price plus the 8% per annum increase with the interest factor thereon. The Corporation can require the conversion of the Series A-1 Preferred Stock if the 30 day weighted closing price per share of the Corporation’s common stock is at least 165% of the initial conversion price.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed above, the Series A-1 Preferred Stock redemption value is 115% of the face value of the stock, on or after seven years from the date of issuance. Emerging Issues Task Force Topic D-98, Classification and Measurement and of Redeemable Securities, requires the Company to account for the securities by accreting to its expected redemption value over the period from the date of issuance to the first expected redemption date. The Company recognized $0.4 million of preferred stock accretion for the three months ended September 30, 2007 and 2006, and $1.1 and $0.4 million of preferred stock accretion for the nine months ended September 30, 2007 and 2006, respectively, to adjust for the redemption value at maturity.

Additionally, the Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. Given that the right to receive accrued, but unpaid dividends is based on a variable interest rate, the Company defined the embedded derivative as the theoretical swap between the fixed and variable rates of return. The Company bifurcated this feature at the date of issuance, at which time the value was determined to be zero. Additionally, the value of the theoretical fixed interest-like return on the accrued, but unpaid, dividends will be accreted to the Series A-1 Preferred Stock over the life of the security. For the three and nine months ended September 30, 2007, $0.1 and $0.2 million, respectively, of accretion has been recognized for the value of this interest-like return. See Note 1 for change in definition of the embedded derivative and Note 3 for impact of the change in fair value of the bifurcated feature.

An additional $1.5 million of accretion was recognized during the three months ended September 30, 2007 and 2006 and $4.5 million and $1.5 million was recognized during the nine months ended September 30, 2007 and 2006, respectively, for the 8% per annum cumulative dividends. Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is also accreted back to the redemption value of the Series A-1 Preferred Stock and generated an additional $0.2 million of accretion for the three months ended September 30, 2007 and 2006 and an additional $0.5 million of accretion for the nine months ended September 30, 2007 and 2006.

6.	REPORTABLE SEGMENTS

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations from these reportable segments were as follows for the three and nine months ended September 30, 2007 and 2006 (in thousands):

			Unallocated
	Banking	eCommerce	Expenses(1)	Total

Three months ended September 30, 2007:
Revenues	$24,622	$9,622	$—	$34,244
Costs of revenues	10,328	5,430	464	16,222

Gross profit	14,294	4,192	(464)	18,022
Operating expenses	5,918	4,202	5,346	15,466

Income (loss) from operations	$8,376	$(10)	$(5,810)	$2,556

Three months ended September 30, 2006:
Revenues	$23,332	$4,934	$—	$28,266
Costs of revenues	8,873	3,602	474	12,949

Gross profit	14,459	1,332	(474)	15,317
Operating expenses	6,996	3,633	3,840	14,469

Income (loss) from operations	$7,463	$(2,301)	$(4,314)	$848

Nine months ended September 30, 2007:
Revenues	$74,361	$22,674	$—	$97,035
Costs of revenues	30,706	13,819	1,460	45,985

Gross profit	43,655	8,855	(1,460)	51,050
Operating expenses	17,971	10,928	16,366	45,265

Income (loss) from operations	$25,684	$(2,073)	$(17,826)	$5,785

Nine months ended September 30, 2006:
Revenues	$53,408	$8,934	$—	$62,342
Costs of revenues	21,285	6,260	657	28,202

Gross profit	32,123	2,674	(657)	34,140
Operating expenses	17,180	5,666	8,096	30,942

Income (loss) from operations	$14,943	$(2,992)	$(8,753)	$3,198

(1)	Unallocated expenses are comprised of general corporate overhead expenses and intangible asset amortization that are not included in the measure of segment profit or loss used internally to evaluate the segments.

7.	STOCK BASED COMPENSATION

At September 30, 2007, the Company had three stock-based employee compensation plans, which are described more fully below. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to,

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

A portion of the stock based compensation cost has been capitalized as part of software development costs in accordance with Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, and SFAS No. 86, Accounting for Costs of Software to be Sold, Leased, or Otherwise Marketed. For the three months ended September 30, 2007 and 2006, approximately $137,000 and $39,000, respectively, was capitalized, and $227,000 and $149,000 for the nine months ended September 30, 2007 and 2006, respectively. No income tax benefit was recognized in the statement of operations for share-based compensation arrangements since the Company currently recognizes a full valuation allowance against that benefit.

At the beginning of each year, the Management Development and Compensation (“MD&C”) Committee of the Board of Directors approves a bonus plan for the Company’s management. These plans grant a combination of cash and restricted stock units that vest based upon the attainment of approved corporate goals. On July 31, 2007, the Company estimated it was improbable the shares of the original plan would vest. At this time, the MD&C approved the cancellation of the 2007 bonus plan and the creation of a new 2007 bonus plan based on corporate goals established for the second half of 2007. In canceling the original 2007 bonus plan, the Company cancelled 153,683 unvested restricted stock units related to that plan and will recognize $1.2 million in total incremental compensation cost as a result of the modification.

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

In May 2005, the stockholders approved the 2005 Restricted Stock and Option Plan (the “2005 Plan”), which permits the granting of restricted stock units and awards, stock appreciation rights, incentive stock options and non-statutory stock options to employees, directors and consultants. The aggregate number of shares that can be granted under the 2005 Plan is 1.7 million. The vesting period of the options and restricted stock is determined by the Board of Directors and is generally one to three years. Outstanding options expire after seven to ten years.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Dividend yield	—	—	—	—
Expected volatility	60%	52%	56%	65%
Risk-free interest rate	4.64%	5.10%	4.62%	4.58%
Expected life in years	6.3	4.5	5.3	5.2

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

A summary of option activity under the 1989, 1999 and 2005 Plans as of September 30, 2007, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contract Term	Intrinsic Value

Outstanding at January 1, 2007	3,796	$5.35
Granted	185	$10.00
Exercised	(690)	$4.82
Forfeited or expired	(154)	$12.40

Outstanding at September 30, 2007	3,137	$5.41	4.1	$22,874

Vested or expected to vest at September 30, 2007	3,075	$5.38	4.1	$22,519
Exercisable at September 30, 2007	2,282	$4.93	3.8	$17,806

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2007 and 2006 was $6.74 and $4.93, respectively, and $5.44 and $6.65 for the nine months ended September 30, 2007 and 2006, respectively. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The intrinsic value of options exercised in the

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three months ended September 30, 2007 and 2006 was $0.9 million and $0.2 million, respectively, and $4.4 million and $1.9 million for the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, there was $2.3 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. That cost is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock units as of September 30, 2007, and changes for the nine months then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average Grant-
	Shares	Date Fair Value

Non-vested at January 1, 2007	125	$11.07
Granted	571	$10.20
Vested	(19)	$11.07
Forfeited	(167)	$10.18

Non-vested at September 30, 2007	510	$10.39

The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of September 30, 2007, there was $3.1 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 1.3 years.

Cash received from option exercises under all share-based payment arrangements for the three months ended September 30, 2007 and 2006 was $0.7 million and $0.3 million, respectively, and $3.3 million and $2.8 million for the nine months ended September 30, 2007 and 2006. There was no tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements since the Company currently recognizes a full valuation allowance against that benefit.

8.	INCOME TAXES

The Company has adopted Financial Accounting Standards Board Interpretation No. 48 , Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January, 1, 2007. This standard modifies the previous guidance provided by SFAS No. 5, Accounting for Contingencies, and SFAS No. 109, Accounting for Income Taxes, for uncertainties related to the Company’s income tax liabilities. The Company has analyzed its income tax posture using the criteria required by FIN 48 and concluded that there is no cumulative effect allocable to equity as a result of adopting this standard, or any derecognition in deferred tax assets that were previously offset by a partial valuation allowance as a result of adopting FIN 48, which has no net balance sheet impact and has not been charged to equity in the transition.

As of September 30, 2007 and December 31, 2006, the Company doesn’t have any unrecognized tax benefits.

The tax return years from 1999 forward in the Company’s major tax jurisdictions are not settled as of January 1, 2007 and no changes in settled tax years have occurred through September 30, 2007. Due to the existence of tax attribute carryforwards (which are currently offset by a partial valuation allowance), the Company treats certain post-1999 tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates that it is reasonably possible that no reduction in unrecognized tax benefit may occur in the next twelve months due primarily to the expiration of the statute of limitations in various state and local jurisdictions. The Company does not currently estimate any additional material reasonably possible uncertain tax positions occurring within the next twelve month time frame. Furthermore, the Company continues to evaluate its net deferred tax asset valuation allowance, including the effects of the ITS acquisition, in regards to the likelihood of realization of the deferred tax assets.

9.	NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) available to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$3,090	$(1,271)	$(3,359)	$883
Preferred stock accretion	(1,967)	(2,158)	(6,130)	(2,158)

Net income (loss) available to common shareholders	$1,123	$(3,429)	$(9,489)	$(1,275)

Weighted average shares outstanding used in calculation of net income (loss) available to common stockholders per share:
Basic	27,699	25,627	26,610	25,481
Dilutive stock options	1,967	—	—	—

Diluted	29,666	25,627	26,610	25,481

Net income (loss) available to common stockholders per share:
Basic	$0.04	$(0.13)	$(0.36)	$(0.05)
Diluted	$0.04	$(0.13)	$(0.36)	$(0.05)

Approximately 6,791,000 and 8,645,000 shares of common stock equivalents for the three months ended September 30, 2007 and 2006, respectively, and 8,730,000 and 5,647,000 shares of common stock equivalents for the nine months ended September 30, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

10.	COMPONENTS OF COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive income (loss) be separately classified in the financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet. The following table reconciles the Company’s net income (loss) and its total

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$3,090	$(1,271)	$(3,359)	$883
Other comprehensive loss:
Realized loss on hedging activity	67	—	210	—
Net unrealized loss on hedging activity	(59)	(398)	(90)	(398)

Comprehensive net income (loss)	$3,098	$(1,669)	$(3,239)	$485

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS.

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

These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007. These risks include, among others, the following:

•	our history of prior losses and lack of certainty as to our continuing profitability;

•	our dependence on the marketing efforts of third parties;

•	the possibility that we may not be able to expand to meet increased demand for our services and related products;

•	the potential adverse impact that a loss of a material client may have on our financial results;

•	our inability to attract and retain qualified management and technical personnel and our dependence on our executive officers and key employees;

•	possible security breaches or system failures disrupting our business and the liability associated with these disruptions;

•	the failure to properly develop, market or sell new products;

•	the potential impact of the consolidation of the banking and financial services industry;

•	interference with our business from the adoption of government regulations;

•	our need to maintain satisfactory ratings from federal depository institution regulators;

•	exposure to increased compliance costs and risks associated with increasing and new regulation of corporate governance and disclosure standards;

•	the liquidation preference rights and redemption rights associated with our outstanding shares of preferred stock;

•	the voting rights of our preferred stock restricting our right to take certain actions;

•	the additional cash we may have to pay, or shares we may have to issue, related to the price protection granted to former ITS shareholders;

•	the possible losses we may incur from the impairment of the goodwill we have obtained from our recent acquisitions;

•	our inability to obtain additional financing to grow our business;

•	the concentration of our clients in a small number of industries, including the financial services industry, and changes within those industries reducing demand for our products and services;

•	the failure to retain existing end-users or changes in their continued use of our services adversely affecting our operating results;

•	demand for low-cost or free online financial services and competition placing significant pressure on our pricing structure and revenues;

•	exposure to greater than anticipated tax liabilities;

•	our quarterly financial results being subject to fluctuations and having a material adverse effect on the price of our stock;

•	our limited ability to protect our proprietary technology and other rights;

•	the need to redesign our products, pay royalties or enter into license agreements with third parties as a result of our infringing the proprietary rights of third parties;

•	the potential obsolescence of our technology or the offering of new, more efficient means of conducting account presentation and payments services negatively impacting our business;

•	errors and bugs existing in our internally developed software and systems as well as third-party products;

•	the disruption of our business and the diversion of management’s attention resulting from breach of contract or product liability suits;

•	difficulties in integrating acquired businesses;

•	our having limited knowledge of, or experience with, the industries served and products provided by our acquired businesses;

•	the increase in the size of our operations and the risks described herein from acquisitions or otherwise;

•	the liabilities or obligations that were not or will not be adequately disclosed from acquisitions we have made and may make;.

•	the claims that may arise from acquired companies giving us limited warranties and indemnities in connection with their businesses;

•	the effect on the trading price of our stock from the sale of the substantial number of shares of common and convertible preferred stock outstanding, including shares issued in connection with certain acquisitions and shares that may be issued upon exercise of grants under our equity compensation plans;

•	the significant amount of debt which will have to repay;

•	the adverse effect to the market price of our common stock from future offerings of debt and preferred stock which would be senior to our common stock upon liquidation; and

•	the acceleration of repayment of borrowed funds if a default under the terms of our credit agreement arises.

OVERVIEW

We provide outsourced, web-based financial technology services branded to thousands of financial institution, biller, card issuer and creditor clients. With four business lines in two primary vertical markets, we serve over 10 million billable consumer and business end-users. End-users may access and view their accounts online and perform various web-based self-service functions. They may also make electronic bill payments and funds transfers utilizing our unique, real-time debit architecture, ACH and other payment methods. Our value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for our clients. Further, we have professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. We currently operate in two business segments — Banking and eCommerce. The operating results of the business segments exclude general corporate overhead expenses and intangible asset amortization.

Registered end-users using account presentation, payment services or both, and the payment transactions executed by those end-users are the major drivers of our revenues. Since September 30, 2006, the number of users using our account presentation services increased by 40%, and the number of users using our payment services increased 42%, for an overall 42% increase in users.

			Increase/
	Period Ended September 30,		(Decrease)
	2007	2006	Change	%

Account presentation users (000s):
Banking segment	1,013	849	164	19%
eCommerce segment	2,925	1,960	965	49%

Enterprise	3,938	2,809	1,129	40%
Payment services users (000s):
Banking segment	3,564	2,962	602	20%
eCommerce segment	4,229	2,514	1,715	68%

Enterprise	7,793	5,476	2,317	42%
Total users (000s):
Banking segment	4,404	3,638	766	21%
eCommerce segment	7,154	4,474	2,680	60%

Enterprise	11,558	8,112	3,446	42%

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

Results of Operations

The following table presents the summarized results of operations for our two reportable segments, Banking and eCommerce (unallocated expenses are comprised of general corporate overhead and intangible asset amortization) (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Dollars (000s)%		Dollars (000s)%		Dollars (000s)%		Dollars (000s)%

Revenues:
Banking	$24,622	72%	$23,332	83%	$74,361	77%	$53,408	86%
eCommerce	9,622	28%	4,934	17%	22,674	23%	8,934	14%

Total	$34,244	100%	$28,266	100%	$97,035	100%	$62,342	100%

	Dollars (000s)	Margin	Dollars (000s)	Margin	Dollars (000s)	Margin	Dollars (000s)	Margin

Gross profit:
Banking	$14,294	58%	$14,459	62%	$43,655	59%	$32,123	60%
eCommerce	4,192	44%	1,332	27%	8,855	39%	2,674	30%
Unallocated	(464)		(474)		(1,460)		(657)

Total	$18,022	53%	$15,317	54%	$51,050	53%	$34,140	55%

	Dollars (000s)%		Dollars (000s)%		Dollars (000s)%		Dollars (000s)%

Operating expenses:
Banking	$5,918	38%	$6,996	48%	$17,971	40%	$17,180	56%
eCommerce	4,202	27%	3,633	25%	10,928	24%	5,666	18%
Unallocated	5,346	35%	3,840	27%	16,366	36%	8,096	26%

Total	$15,466	100%	$14,469	100%	$45,265	100%	$30,942	100%

	Dollars (000s)	Margin	Dollars (000s)	Margin	Dollars (000s)	Margin	Dollars (000s)	Margin

Income from operations:
Banking	8,376	34%	7,463	32%	25,684	35%	14,943	28%
eCommerce	(10)	0%	(2,301)	(47)%	(2,073)	(9)%	(2,992)	(33)%
Unallocated	(5,810)		(4,314)		(17,826)		(8,753)

Total	$2,556	7%	$848	3%	$5,785	6%	$3,198	5%

(1)	Unallocated expenses are comprised of general corporate overhead expenses and intangible asset amortization that are not included in the measure of segment profit or loss used internally to evaluate the segments.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues increased $6.0 million, or 21% to $34.2 million for the three months ended September 30, 2007, from $28.3 million for the same period of 2006. Approximately 49% of the increase was attributable to the addition of revenues from our acquisition of Internet Transaction Solutions, Inc. (“ITS”), which we acquired on August 10, 2007, while the remaining 51% of the increase was attributable to organic growth relative to 2006. The increase in revenue was partially offset by a change in method of recognition of deferred revenue and deferred costs for deferred new user setup fees.

	Three Months Ended September 30,		Change
	2007(1)	2006(1)	Difference(1)%

Revenues (in thousands):
Account presentation services	$2,238	$1,990	$248	12%
Payment services	27,162	21,703	5,459	25%
Relationship management services	1,683	1,959	(276)	−14%
Professional services and other	3,161	2,614	547	21%

Total revenues	$34,244	$28,266	$5,978	21%

Payment metrics:
Banking transactions	16,498	14,767	1,731	12%
Biller transactions(2)	8,456	5,401	3,055	57%

Notes:

(1)	In thousands

(2)	Excludes ITS for purposes of comparison to prior year.

Account Presentation Services.  Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased 12%, or $0.2 million, to $2.2 million. The increase is the result of growth in eCommerce account presentation services offered to card issuer clients.

Payment Services.  Both the Banking and eCommerce segments contribute to payment services revenues, which increased to $27.2 million for the three months ended September 30, 2007 from $21.7 million in the prior year. While approximately 54% of the increase was related to the addition of new revenues from the acquisition of ITS, the remaining 46% was driven by growth in our existing business. The growth in our existing business is the result of growth of payment transactions in both the Banking and eCommerce segments. Banking transactions grew by 13% compared to the third quarter of 2006, and biller transactions grew by 57%. The growth in banking transactions is the result of increased usage at our existing clients and the net addition of new clients since 2006. While the same is true for biller transactions, the growth in biller transactions is higher due to the immaturity of that market relative to the Banking segment.

Relationship Management Services.  Primarily composed of revenues from the Banking segment, relationship management services revenues decreased from $2.0 million in 2006 to $1.7 million in 2007. Relationship management services revenues decreased due to a one-time adjustment of $0.4 million that was made during the third quarter of 2007 related to a change in method of recognition of deferred revenue and deferred costs for deferred new user setup fees. Revenues would have otherwise remained constant due to our decision to bundle our call center service to banking clients with our account presentation and payment services.

Professional Services and Other.  Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased by $0.5 million, or 21%, to $3.2 million during the three months ended September 30, 2007 compared to $2.6 million during the same period of 2006. The increase is the result of higher professional services fees in the eCommerce segment and the launch of our new risk-based authentication service in the fourth quarter of 2006.

Costs and Expenses

	Three Months Ended September 30,		Change
	2007(1)	2006(1)	Difference(1)%

Revenues	$34,244	$28,266	$5,978	21%
Costs of revenues	16,222	12,949	3,273	25%

Gross profit	18,022	15,317	2,705	18%
Gross margin	53%	54%	(2)%	(3)%
Operating expenses
General and administrative	7,599	5,559	2,040	37%
Sales and marketing	5,719	6,255	(536)	(9)%
Systems and development	2,148	2,655	(507)	(19)%

Total operating expenses	15,466	14,469	997	7%

Income from operations	2,556	848	1,708	201%
Other (expense) income
Interest income	313	327	(14)	(4)%
Interest expense	305	(2,955)	3,260	n/a

Total other (expense) income	618	(2,628)	3,246	n/a

Income before tax provision (benefit)	3,174	(1,780)	4,954	n/a
Income tax provision (benefit)	84	(509)	593	n/a

Net income (loss)	3,090	(1,271)	4,361	n/a
Preferred stock accretion	1,967	2,158	(191)	(9)%

Net income (loss) available to common stockholders	$1,123	$(3,429)	$4,552	n/a

Net income (loss) available to common stockholders per share:
Basic	$0.04	$(0.13)	$0.17
Diluted	$0.04	$(0.13)	$0.17
Shares used in calculation of net income (loss) available to common stockholders per share:
Basic	27,699	25,627
Diluted	29,666	25,627

Notes:

(1)	In thousands except for per share amounts.

Costs of Revenues.  Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $3.3 million to $16.2 million for the three months ended September 30, 2007, from $12.9 million for the same period in 2006. Fifty-two percent (52%) of this increase is the result of additional costs of revenues associated with ITS, which was acquired in August 2007. The remaining increase is the result of increases in volume-related payment processing costs, increased headcount in our professional services groups and the release of a number of software development projects into production since the second quarter of 2006.

Gross Profit.  Gross profit increased $2.7 million for the three months ended September 30, 2007 to $18.0 million, and gross margin decreased to 53% in 2007 from 54% in 2006. ITS accounted for 46% of the increase in gross profit. The decrease in gross margin is the result of the addition of ITS in 2007, which has a lower gross margin than the rest of the Company.

General and Administrative.  General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $2.0 million, or 37% to $7.6 million for the three months ended September 30, 2007, from $5.6 million in the same period of 2006. Thirty-four percent (34%) of this increase is the direct result of additional costs associated with ITS. Expenses also increased due to increased payroll and increased depreciation as a result of a general increase in capital expenditures.

Sales and Marketing.  Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, corporate marketing costs and other costs incurred in marketing our services and products. Sales and marketing expenses decreased $0.5 million, or 9%, to $5.7 million for the three months ended September 30, 2007, from $6.3 million in 2006. The reduction in costs is primarily the result of reduced intangible asset amortization expense associated with customer lists purchased in the Princeton acquisition.

Systems and Development.  Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses decreased by $0.5 million, or 19%, to $2.1 million for the three months ended September 30, 2007. The reduction is the result increased capitalization of development costs associated with software developed for internal use or to be sold. This increase in capitalization is the result of our effort to finish a platform re-write that has been ongoing for some time. We capitalized $2.0 and $1.3 million of development costs associated with software developed for internal use or to be sold, leased or otherwise marketed during the three months ended September 30, 2007 and 2006, respectively.

Income from Operations.  Income from operations increased $1.7 million, or 201%, to $2.6 million for the three months ended September 30, 2007. The increase was due to leveraging increased services fee revenues from our existing clients over our relatively fixed cost base.

Interest Income.  Interest income remained flat at $0.3 million for the quarter ended September 30, 2007 due to lower average cash balances resulting from our acquisition of ITS, offset by higher interest rates.

Interest Expense.  Interest expense decreased by $3.3 million due primarily to the mark-to-market valuation of the stock price guarantee resulting in a decrease in valuation of $1.6 million, the decrease in the valuation of the theoretical swap derivative of $0.7 million as well as the refinancing of the senior secured notes issued on July 3, 2006 with senior secured notes that carry an interest rate that is approximately 425 basis points lower than the original senior secured notes. The original notes were refinanced on February 21, 2007.

Income Tax Provision.  The tax expense for the three months ended September 30, 2007 is principally related to state taxes. The Company continues to evaluate the recoverability of its deferred tax assets. The valuation allowance may change as a result of finalizing the purchase price allocation for ITS.

Preferred Stock Accretion.  The Series A-1 Preferred Stock was issued on July 3, 2006 and was recorded at its fair value at inception net of its issuance costs of $5.1 million. The Series A-1 Preferred Stock carries a dividend equal to 8% per annum of the original issuance price, plus a money market rate of interest on any accrued but unpaid dividend (“preferred dividend”). The security is subject to put and call rights following the seventh anniversary of its issuance for an amount equal to 115% of the original issuance price plus the preferred dividend (the “Cumulative Amount”). The Cumulative Amount, the value of the money market rate of interest on the preferred dividend and stock issuance costs are accreted to the carrying value of the Series A-1 Preferred Stock and results in the Series A-1 Preferred Stock being carried at its estimated redemption amount. These amounts are accreted over the period from the issuance date to the first date the holders’ right to redeem the shares becomes effective, which is the seventh anniversary date of the issuance. Preferred stock accretion decreased as a result of a change in the valuation methodology of the embedded derivative associated with the money market rate of interest component, which is valued separately from the Series A-1 Preferred Stock.

Net Income (Loss) Available to Common Stockholders.  Net income (loss) available to common stockholders increased $4.6 million to $1.1 million for the three months ended September 30, 2007, compared to a net loss of $3.4 million for the three months ended September 30, 2006. Basic and diluted net income per share was $0.04 for the three months ended September 30, 2007, compared to basic and diluted net loss per share of $0.13 for the three months ended September 30, 2006. Basic shares outstanding increased by 8% as a result of shares issued in connection with the exercise of company-issued stock options, our employees’ participation in our employee stock purchase plan and the 2.2 million shares issued in connection with the acquisition of ITS, while diluted shares outstanding increased by 16% for the same reasons in addition to the dilutive effect of stock options on the fully diluted earnings per share calculation for the three months ended September 30, 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues increased $34.7 million, or 56%, to $97.0 million for the nine months ended September 30, 2007, from $62.3 million for the same period of 2006. Approximately 66% and 8% of the increase was attributable to the addition of revenues from our acquisition of Princeton and ITS, respectively, while the remaining 26% of the increase was attributable to organic growth relative to 2006. The increase in revenue was partially offset by a change in method of recognition of deferred revenue and deferred costs for deferred new user setup fees.

	Nine Months Ended September 30,		Change
	2007	2006	Difference	%

Revenues (in thousands):
Account presentation services	$6,702	$5,874	$828	14%
Payment services	74,423	42,947	31,476	73%
Relationship management services	5,907	6,114	(207)	−3%
Professional services and other	10,003	7,407	2,596	35%

Total revenues	$97,035	$62,342	$34,693	56%

Payment metrics(1):
Payment services clients	890	869	21	2%
Payment transactions (in thousands)	42,075	42,900	(825)	−2%
Adoption rates(1):
Account presentation services — Banking(2)	30.9%	26.3%	4.6%	17%
Payment services — Banking(3)	11.5%	10.0%	1.5%	15%

Notes:

(1)	Excludes Princeton and ITS for the purposes of comparison to prior year.

(2)	Represents the percentage of users subscribing to our account presentation services out of the total number of potential users enabled for account presentation services.

(3)	Represents the percentage of users subscribing to our payment services out of the total number of potential users enabled for payment services.

Account Presentation Services.  Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased 14%, or $0.8 million, to $6.7 million. The increase is the result of growth in eCommerce account presentation services offered to card issuer clients.

Payment Services.  Primarily composed of revenues from the Banking segment prior to the acquisitions of Princeton and ITS, payment services revenue is now driven by both the Banking and eCommerce segments. Payment services revenues increased $31.5 million to $74.4 million for the nine months ended September 30,

2007 from $42.9 million in the prior year. While approximately 71% and 9% of the increase was related to the addition of new revenues from the acquisition of Princeton and ITS, respectively, the remaining 20% was driven by growth in our existing business in the form of a 21% increase in the number of period-end payment services users and a 15% increase in the number of payment transactions processed during the period. The increases in period-end payment services users and the number of payment transactions processed by our existing business resulted from two factors: an increase in financial services provider clients using our payment services and an increase in payment services adoption by our payment services clients’ end-users. Compared to September 30, 2006, the number of financial services provider clients using our payment services increased from 869 to 890. Additionally, the adoption rate of our payment services increased from 10.0% at September 30, 2006 to 11.5% at September 30, 2007.

Relationship Management Services.  Primarily composed of revenues from the Banking segment, relationship management services revenues decreased slightly to $5.9 million in 2007. The decrease is due to a one-time adjustment of $0.4 million that was made during the third quarter of 2007 related to a change in method of recognition of deferred revenue and deferred costs for deferred new user setup fees. Revenues would have otherwise remained static due to our decision to bundle our call center service to banking clients with our account presentation and payment services.

Professional Services and Other.  Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased by $2.6 million, or 35%, to $10.0 million in the first nine months of 2007 compared to $7.4 million in the same period of 2006. The increase is the result of the addition of new revenues from the acquisition of Princeton, higher professional services fees in the legacy eCommerce segment, higher termination fees during the first nine months of 2007 and the launch of our new risk-based authentication service in the fourth quarter of 2006.

Costs and Expenses

	Nine Months Ended September 30,		Change
	2007(1)	2006(1)	Difference(1)%

Revenues	$97,035	$62,342	$34,693	56%
Costs of revenues	45,985	28,202	17,783	63%

Gross profit	51,050	34,140	16,910	50%
Gross margin	53%	55%
Operating expenses
General and administrative	21,125	14,267	6,858	48%
Sales and marketing	17,541	11,813	5,728	48%
Systems and development	6,599	4,862	1,737	36%

Total operating expenses	45,265	30,942	14,323	46%

Income from operations	5,785	3,198	2,587	81%
Other (expense) income
Interest income	1,051	1,607	(556)	(35)%
Interest expense	(4,195)	(2,956)	(1,239)	(42)%
Loss on extinguishment of debt	(5,625)	—	(5,625)	n/a

Total other (expense) income	(8,769)	(1,349)	(7,420)	(550)%

(Loss) income before tax provision	(2,984)	1,849	(4,833)	n/a
Income tax provision	375	966	(591)	(61)%

Net (loss) income	(3,359)	883	(4,242)	n/a
Preferred stock accretion	6,130	2,158	3,972	184%

Net (loss) income available to common stockholders	$(9,489)	$(1,275)	$(8,214)	(644)%

Net (loss) income available to common stockholders per share:
Basic	$(0.36)	$(0.05)	$(0.31)
Diluted	$(0.36)	$(0.05)	$(0.31)
Shares used in calculation of net (loss) income available to common stockholders per share:
Basic	26,610	25,481
Diluted	26,610	25,481

Notes:

(1)	In thousands except for per share amounts.

Costs of Revenues.  Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $17.8 million to $46.0 million for the nine months ended September 30, 2007, from $28.2 million for the same period in 2006. Sixty-two percent (62%) and ten percent (10%) of this increase is the result of additional costs of revenues associated with Princeton and ITS, respectively. Additional expense increases resulted from a $0.8 million increase in amortization of intangible assets, headcount increases in our call center, volume-related payment processing costs and the release of a number of software development projects into production since the third quarter of 2006.

Gross Profit.  Gross profit increased $16.9 million for the nine months ended September 30, 2007 to $51.1 million, and gross margin decreased to 53% in 2007 from 55% in 2006. Princeton and ITS accounted for 71% and 7%, respectively, of the increase in gross profit. The decrease in gross margin is the result of increased amortization of intangible assets purchased as part of the July 2006 Princeton acquisition, the addition of the lower margin ITS in August 2007 and increased amortization of software development projects.

General and Administrative.  General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $6.9 million, or 48%, to $21.1 million for the nine months ended September 30, 2007, from $14.3 million in the same period of 2006. Twenty-five percent (25%) and ten percent (10%) of this increase is the direct result of additional costs associated with Princeton and ITS, respectively. We also experienced additional expenses associated with external accounting fees, increased payroll and increased depreciation as a result of a general increase in capital expenditures.

Sales and Marketing.  Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, corporate marketing costs and other costs incurred in marketing our services and products. Sales and marketing expenses increased $5.7 million, or 48% to $17.5 million for the nine months ended September 30, 2007, from $11.8 million in 2006. Sixty-six percent (66%) of this increase is the result of additional costs associated with Princeton, including additional amortization of intangible assets totaling $2.9 million. We also had increased salary and benefits costs as a result of the expansion of our sales force in both the Banking and eCommerce segments.

Systems and Development.  Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $1.7 million, or 36%, to $6.6 million for the nine months ended September 30, 2007, from $4.9 million in 2006. All of the increase is the result of additional costs associated with Princeton. Costs otherwise remained flat as a result of additional capitalization of development costs associated with software developed for internal use or to be sold. This increase in capitalization is the result of our effort to finish a platform re-write that has been ongoing for some time. We capitalized $4.7 million and $4.2 million of development costs associated with software developed for internal use or to be sold, leased or otherwise marketed during the nine months ended September 30, 2007 and 2006, respectively.

Income from Operations.  Income from operations increased $2.6 million, or 81%, to $5.8 million for the nine months ended September 30, 2007. The increase was due to leveraging increased service fee revenues over our relatively fixed cost base.

Interest Income.  Interest income decreased $0.6 million to $1.1 million for the nine months ended September 30, 2007 due to lower average cash balances in the first half of 2007 resulting primarily from our use of $35 million in cash to partially finance the Princeton acquisition in July 2006.

Interest Expense.  Interest expense increased $1.2 million to $4.2 million due to interest expense and the amortization of debt issuance costs incurred in connection with $85 million in senior secured notes outstanding for nine months through September 30, 2007 compared to only three months through September 30, 2006. The senior secured notes currently outstanding carry an interest rate equal to 275 basis points above one-month LIBOR. The increase was partially offset by the mark-to-market valuation of the stock price guarantee resulting in a decrease in valuation of $1.6 million and the decrease in the valuation of the theoretical swap derivative of $0.6 million.

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

Income Tax Provision.  The tax expense for the nine months ended September 30, 2007 is principally related to state taxes. The Company continues to evaluate the recoverability of its deferred tax assets. The valuation allowance may change as a result of finalizing the purchase price allocation for ITS.

Preferred Stock Accretion.  The Series A-1 Preferred Stock was issued on July 3, 2006 and was recorded at its fair value at inception net of its issuance costs of $5.1 million and the fair market value of the embedded derivative that represents interest on unpaid accrued dividends. The Series A-1 Preferred Stock carries a dividend equal to 8% per annum of the original issuance price, plus a money market rate of interest on any accrued but unpaid dividend (“preferred dividend”). The security is subject to put and call rights following the seventh anniversary of its issuance for an amount equal to 115% of the original issuance price plus the preferred dividend (the “Cumulative Amount”). The Cumulative Amount, the value of the money market rate of interest on the preferred dividend and stock issuance costs are accreted to the carrying value of the Series A-1 Preferred Stock and results in the Series A-1 Preferred Stock being carried at its estimated redemption amount. These amounts are accreted over the period from the issuance date to the first date the holders’ right to redeem the shares becomes effective, which is the seventh anniversary date of the issuance. Preferred stock accretion increased as a result of the preferred stock being outstanding for nine months through September 30, 2007 compared to only three months through September 30, 2006.

Net (Loss) Income Available to Common Stockholders.  Net (loss) income available to common stockholders decreased $8.2 million to a loss of $9.5 million for the nine months ended September 30, 2007, compared to a net loss of $1.3 million for the nine months ended September 30, 2006. Basic and diluted net loss per share was $0.36 for the nine months ended September 30, 2007, compared to basic and diluted net loss per share of $0.05 for the nine months ended September 30, 2006. Basic and diluted shares outstanding increased by 4% as a result of shares issued in connection with the exercise of company-issued stock options, our employees’ participation in our employee stock purchase plan and the 2.2 million shares issued in connection with the acquisition of ITS.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have primarily financed our operations through cash generated from operations, private placements and public offerings of our common and preferred stock and the issuance of debt. Cash and cash equivalents were $16.6 and $31.2 million as of September 30, 2007 and December 31, 2006, respectively. The $14.6 million decrease in cash and cash equivalents results primarily from $10.9 million in capital expenditures and $18.7 million in net cash used to partially fund the ITS acquisition, partially offset by $14.9 million and $0.2 million in cash provided by operating and financing activities.

Net cash provided by operating activities was $14.9 million for the nine months ended September 30, 2007. This represented a $4.8 million increase in cash provided by operating activities compared to the prior period, which was the result of increased service fee revenues in 2007 compared to 2006.

Net cash used by investing activities for the nine months ended September 30, 2007 was $29.6 million, which was the result of purchases of property and equipment of $10.9 million and $18.7 million used to partially fund the acquisition of ITS.

Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2007, which was the result of cash provided by the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan partially offset by $3.2 million in debt issuance and other costs incurred in relation to the refinancing of the original senior secured debt and issuance of $85 million in term loans.

On August 10, 2007, pursuant to the terms of the Agreement and Plan of Merger dated July 26, 2007, as thereafter amended and restated, the Company and its wholly-owned subsidiary, ITS Acquisition Sub, LLC, completed the merger under which the Company acquired all of the outstanding stock of Internet Transaction Solutions, Inc. (“ITS”), a Delaware corporation, for an acquisition price of approximately $48 million including transaction costs. The Company agreed to issue 2,216,552 shares of its common stock to the stockholders and preferred rights holder of ITS in partial payment of the purchase price. These shares have been valued at $24.7 million, and the balance of the purchase price, approximately $20.3 million, was paid in cash. Of the $20.3 million paid in cash, $3.6 million has been escrowed to cover indemnification claims, if any, that may arise in favor of the Company within one year from the closing of the Merger.

As part of the purchase consideration for ITS, the Company also agreed to provide the former shareholders of ITS with price protection related to the 2,216,552 issued shares at the issuance price for a period of one year from the date the share issuance price was established, which was July 26, 2007 (the “Effective Date”). Under the guarantee, the sellers have the right to put the stock issued as consideration back to the Company at three quarterly dates if the Company’s common stock has declined in value since the acquisition date. If the volume weighted average price of the Company’s shares for the 10-day period ending two days before the six, nine and twelve month anniversary dates of the Effective Date is less than $11.15, these shareholders have the right to ask the Company to restore them to a total value per share equal to the issuance price. Additionally, on any trading day that the closing price of the Company’s shares is 20% or more below the issuance price, the Company has the right to restore the shareholders to a total value per share equal to the issuance price. In either case, the Company can choose to repurchase the shares or give the shareholders either additional shares or cash for the value difference. Any repurchase of shares or issuance of additional value by the Company, whether at the request of the shareholders or at the Company’s option, relieves the Company of any future price protection obligations.

These rights represent a stand-alone derivative which was included as part of the consideration issued for the acquisition. Using a trinomial tree model, the Company determined that the value of this option was $2.8 million as of the Effective Date and created a liability on its balance sheet for this amount. The liability will be marked to market each period to reflect changes in the value of the option driven by share price, share price volatility and time to maturity. At September 30, 2007, the value of the option, using the same valuation model, was determined to be $1.2 million. The derivative will be marked-to-market until it is exercised or expires. During the three and nine month periods ended September 30, 2007, the liability associated with this derivative decreased $1.6 million which is recognized as a reduction of interest expense. The liability will generally increase should the Company’s share price decline, and will also decline due to the passage of time.

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical basis. ITS had significant intangible assets related to its customer list. An identified value was assigned to the customer list. No other significant intangible assets were identified.

The preliminary purchase price allocations to identifiable intangible asset and goodwill were $21.0 million and $32.9 million, respectively. The identifiable intangible asset will be amortized over its useful life of ten years based on an accelerated amortization schedule that approximates the pattern in which economic benefit of the intangible asset is consumed or otherwise used up.

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

On March 30, 2007, we entered into an interest rate cap agreement (“2007 Hedge”) that protects the cash flows on designated one-month LIBOR-based interest payments beginning on April 3, 2007 through July 31, 2009. The 2007 Hedge limits the exposure to LIBOR interest rate increases in excess of 5.5%. The 2007 Hedge has a notional value of $70.0 million through September 28, 2007, $65.0 million through June 30, 2008 and $42.5 million through July 31, 2009. Approximately, 76%, or $65 million, of our $85.0 million 2007 Notes had its interest payments perfectly hedged against increases in variable-rate interest payments above 5.5% by the 2007 Hedge.

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

We issued $75 million of redeemable convertible preferred stock on July 3, 2006. An amount equal to 8% per annum of the original purchase price of the redeemable convertible preferred stock accrues quarterly as an increase to the stockholders’ liquidation preference. Additionally, the redeemable convertible preferred stock is subject to put and call rights following the seventh anniversary of its issuance for an amount equal to 115% of the original issuance price plus the preferred dividend.

Our material commitments under operating and capital leases, purchase obligations and notes payable are as follows (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter

Capital lease obligations	$102	$10	$37	$36	$19	$—	$—
Operating leases	35,936	1,063	4,557	4,661	4,726	4,804	16,125
Purchase obligations	890	326	564	—	—	—	—
Notes payable	85,000	—	9,562	15,937	17,000	32,938	9,563

Total obligations	$121,928	$1,399	$14,720	$20,634	$21,745	$37,742	$25,688

Based on the one-month LIBOR at September 30, 2007, the estimated interest payments related to the Notes payable are $1.7, $6.5, $5.5, $4.2 and $2.5 million in 2007, 2008, 2009, 2010 and 2011, respectively.

Future capital requirements will depend upon many factors, including our need to finance any future acquisitions, the timing of research and product development efforts and the expansion of our marketing effort. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related equipment, and personnel.

We currently believe that cash on hand, investments and the cash we expect to generate from operations will be sufficient to meet our current anticipated cash requirements for at least the next twelve months. Additionally, we completed the acquisition of ITS for $45 million on August 10, 2007. The Company financed the acquisition and related transaction costs by issuing $25 million of common stock and using approximately $20 million of our own cash. We forecast that all incremental expenses related to the operations of ITS can be financed out of cash provided by operating activities.

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

We are exposed to the impact of interest rate changes as they affect our term loans. The interest rate charged on our term loans varies based on LIBOR and, consequently, our interest expense could fluctuate with changes in the LIBOR rate through the maturity date of the term loans. We have entered into an interest rate cap agreement that effectively limits our exposure to interest rate fluctuations on $65 million of the $85 million in term loans outstanding at September 30, 2007. The remaining $20 million is not subject to any interest rate cap agreements. If LIBOR increased by one percent as of September 30, 2007, we would incur an additional $200,000 of interest expense associated with the $15 million in term loans outstanding at September 30, 2007 that is not subject to any interest rate cap agreements.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (‘CEO’) and Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective because of the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2006, which we are still in the process of remediating. Notwithstanding the material weaknesses described in Item 9A of the 2006 Form 10-K, we believe our consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

(b) As disclosed in our Form 10-K for the fiscal year ended December 31, 2006, in the course of performing our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our management determined that a material weakness in internal control over financial reporting existed as of December 31, 2006. The material weakness related to inadequate staffing, systems and processes in place to support the expanded magnitude and complexity of accounting requirements of the combined company since the Princeton acquisition. During the first nine months of 2007, we designed and began to implement a plan to remediate the material weakness in internal control over financial reporting disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006. We have hired a person with experience in both accounting for acquisitions and public company reporting. We also integrated Princeton’s accounting function on January 1, 2007 so that we are now managing a single system and set of processes. In addition, we have conducted training programs for our accounting and non-accounting staff related to non-financial data used in the creation of our financial statements and instituted additional processes for dealing with non-routine accounting issues. We have addressed the accounting function’s additional staffing needs, and we are in the process of integrating the newly hired accounting staff into our accounting processes and practices. Finally, we continue to reassess the capability of the outside advisors we use to assist in the evaluation of complex accounting transactions and the proper application of accounting principles. Although our remediation efforts are underway, the material weaknesses will not be considered remediated until our new internal controls are fully implemented and operational for a period of time and are operating effectively.

(c) Except for changes related to the remediation of the material weakness described above, there has been no change during our fiscal quarter ended September 30, 2007 in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.02 of our Form 8-K filed on August 16, 2007

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

Date: November 9, 2007

ONLINE RESOURCES CORPORATION

By:	/s/ Catherine A. Graham
Catherine A. Graham
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2007