Form 10-K
period 2007-12-31
ONLINE RESOURCES CORP
filed 2008-04-09
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 0-26123

ONLINE RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1623052 (I.R.S. Employer Identification Number)

4795 Meadow Wood Lane, Suite 300 Chantilly, Virginia (Address of principal executive offices)	20151 (Zip code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to $10.98 as of the last business day of the registrant’s most recently completed second fiscal quarter was $290 million.

As of April 4, 2008, the registrant had 29,007,222 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2008.

ONLINE RESOURCES CORPORATION

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from any forward-looking statement. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors” in Item 1A. of Part I of this Annual Report on From 10-K.

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

Business Overview

Online Resources provides outsourced, web-based financial technology services branded to over 1,900 financial institution, biller, card issuer and creditor clients. With four business lines in two primary vertical markets, we serve over 12 million billable consumer and business end-users. End-users may access and view their accounts online and perform various web-based, self-service functions. They may also make electronic bill payments and funds transfers, utilizing our unique, real-time debit architecture, ACH and other payment methods. Our value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for our clients. Further, we provide professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. Multi-year service contracts with our clients provide us with a recurring and predictable revenue stream that grows with increases in users and transactions. We currently derive approximately 13% of our revenues from account presentation and relationship management, 77% from payments and 10% from professional services, custom software solutions and other revenues.

We provide the following services for two primary vertical markets:

•	Banking Services: For more than 1,400 banks, credit unions and other depository financial institutions, we provide a fully integrated suite of web-based account presentation, payment, relationship management and professional services, giving clients a single point of accountability, an enhanced experience for their users, the marketing processes to drive Internet channel adoption, and innovative services that help them maintain their competitive position. We enable business and consumer end-users to consolidate information from multiple accounts and make bill payments to multiple billers or merchants, or virtually anyone, via their financial institution’s web site. We also offer our electronic bill payment services to financial institutions on a stand-alone basis. Many of the bill payment services we offer use our patented payments gateway, which leverages the nation’s real-time electronic funds transfer, also known as EFT, infrastructure. By debiting end-users’ accounts in real-time, we are able to improve the speed, cost and quality of payments, while eliminating the risk that bills will be paid against insufficient funds.

•	e-Commerce Services: For more than 400 billers, card issuers, processors, and other creditors, we provide web-based account presentation, payment, relationship management and professional services. We enable consumer and business end-users to manage their account or make a payment to a single card issuer, processor, creditor or biller. Specifically for billers, we provide a full suite of payment options, including consolidation of incoming payments made by credit cards, signature debit cards, ACH and PIN-less debit via multiple access points such as online, interactive voice response, or IVR, and call center customer service representatives. The suite also includes bill presentment, convenience payments, and flexible payment scheduling. We obtained these biller services and the industry’s largest biller network as a result of our acquisitions of Princeton eCom Corporation, which we refer to as Princeton, in July 2006 and Internet Transaction Solutions, Inc., which we refer to as ITS, in August 2007. Specifically for card issuers, processors and creditors, we offer account presentation and self-service capabilities, as well as a web-based tool that improves collections of late and delinquent funds in a private, non-confrontational manner. In addition, for payment acquirers and very large online billers we provide payment services that enable real-time debits for a variety of web-originated consumer payments and fund transfers using our patented EFT payments gateway, which lowers transaction costs and increases the speed and certainty of payments.

We believe our domain expertise fulfills the large and growing need among both smaller financial services providers, who lack the internal resources to build and operate web-based financial services, and larger providers and billers, who choose to outsource niche solutions in order to use their internal resources elsewhere. We also believe that, because our business requires significant infrastructure along with a high degree of flexibility, real-time solutions, and the ability to integrate financial information and transaction processing with a low tolerance for error, there are significant barriers to entry for potential competitors.

We are headquartered in Chantilly, Virginia. We also maintain operations facilities in Princeton, New Jersey, Parsippany, New Jersey, Woodland Hills, California, Columbus, Ohio and Pleasanton, California and an additional data center facility in Newark, New Jersey. We were incorporated in Delaware in 1989.

Our Industry

The Internet continues to grow in importance as an account presentation and payments channel for consumers and businesses, driven in part by the 24 hours a day, seven days a week access to financial services that it makes available. Offering services through this channel allows financial services providers and billers to enhance their competitive positions and gain market share by retaining their existing end-users, aggressively attracting new ones and expanding the end-user relationship. As referenced in its April 2007 report, US Online Banking: Five Year Forecast, Forrester Research, a technology research and advisory firm, supported this growth proposition for the bank and credit union market when it estimated that the number of U.S. households banking online will grow from 52.5 million in 2007 to 71.7 million in 2011. Further, Forrester Research predicts that 59.4 million households will pay bills online in 2011, up from 42.3 million at the end of 2007, according to its May 2007 report, US EBPP Forecast: 2006 To 2011.

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

This further supported the conclusions published in Bank of America’s 2002 control group study, in which it reported that online bill payers were 31% more profitable for the bank than non-bill payers. Bank of America also concluded that online bill payers were less likely to move their accounts to other banks. Consequently, Bank of America and many other large financial institutions have eliminated their monthly end-user fees for online bill payment and launched aggressive marketing campaigns to promote adoption of the online channel. A growing majority of smaller financial institutions have also eliminated online bill payment fees and responded with similar marketing campaigns. This represents a positive trend for us because the elimination of online bill payment fees has generated significant increase in end-user adoption, more than offsetting any volume pricing discounts we may extend to our clients.

The largest U.S. financial services providers typically develop and maintain their own hosted solution for the delivery of web-based financial services and outsource only niche services. By contrast, the majority of small to mid-sized providers, including the approximately 17,000 banks and credit unions in the U.S. with assets of less than $20 billion, prefer to outsource their web-based financial services initiatives to a technology services provider. These smaller providers understand that they need to provide an increasing level of web-based services, but frequently lack the capital, expertise, or information technology resources to develop and maintain these services in-house.

Many of the factors driving the outsourcing of web-based financial services in the depository financial institution market are also driving the outsourcing of similar services in the credit card issuer and processor market. For example, credit card issuers are reducing operating costs while increasing cardholder loyalty as a greater number of cardholders use the web to manage their credit card accounts. A market research firm, comScore, reported in its August 2007 report, Online Credit Card Report that 69% of consumers who use the Internet now manage one or more of their credit card accounts online.

In the biller market, use of the web channel is being driven primarily by the high cost of processing paper bills and checks. According to the Federal Reserve, an estimated 33.1 billion paper checks were written in the United States in 2006 down from an estimated 37.6 billion in 2003. Approximately 60% of major billers today present electronic bills and an additional 30% of major billers have plans to do so, according to Tower Group, a financial services research advisory firm. Of an estimated 15.1 billion consumer bill payments that occurred in 2006, 32% were paid electronically compared to 23% in 2004 according to the US Postal Service. We believe increased consumer access to the Internet, and the continued cost to both the biller and the consumer of processing paper bills and checks, will continue to drive billers toward use of the web channel to provide and manage their payments.

The majority of financial services providers and billers that offer varying degrees of web-based services continue to consider technology to further improve operations and overall results, however new obstacles created by adopting technology, include:

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

Our Solution

In contrast to financial technology providers with narrower service sets, who must link with others to provide a full web-channel offering, we are the only single provider of vertically, and increasingly horizontally, integrated, proprietary account presentation, payments, relationship management and custom software services that enable our clients to maintain a competitive and profitable web-based channel. As an outsourcer, we provide economies of scale and technical expertise to our clients that may lack the resources to compete in the dynamic and complex financial services industry, or lack the ability to manage the growing payment vehicles and delivery methods enabled by the web channel. We believe our services provide our clients with a cost-effective means to retain and expand their end-user base, deliver and manage their services more efficiently and strengthen their end-user relationships, while competing successfully against offerings from other financial services providers and businesses. Our services are provided through the following:

Our Technology Infrastructure.  We connect to our clients, their core processors, their end-users and other financial services providers through our integrated communications, systems, processing and support capabilities. For our account presentation services, we employ both real-time and batch communications and processing to ensure reliable delivery of current financial information to end-users. For our payment services we use our patented process to ensure real-time funds availability and process payments through a real-time EFT gateway. This gateway consists of over 50 certified links to ATM networks and core processors, which in turn have real-time links to virtually all of the nation’s consumer checking accounts. These key links were established on a one-by-one basis throughout our history and enable us to access end-user accounts to draw funds and pay bills as requested. This gateway infrastructure has improved the cost, speed and quality of our bill payment services for the banking and credit union community and we believe differentiates us from others in the marketplace. We believe this infrastructure is difficult to replicate and creates a significant barrier to entry for potential payment services competitors. In addition, we incorporate ACH and other payment methods in our services.

Since our acquisitions of Princeton in July 2006 and ITS in August 2007, we have linked our real-time EFT gateway to the nation’s consumer checking accounts with the large networks of billers that had been established by Princeton and ITS of which we have subsequently expanded. The result is the industry’s largest payments network linking financial institutions and billers. As billers and ITS move toward enabling real-time credits and we further integrate vertically, this network will enable faster payment delivery and posting for end-users, convenience fee revenue for banks and billers, and lower processing costs for us.

The following chart depicts this network:

Our Operating and Technical Expertise.  After more than a decade of continuous operating experience, we have established the processes, procedures, controls and staff necessary to provide our clients secure, reliable services. Further, this experience, coupled with our scale and industry focus, allows us to invest efficiently in new product development on our clients’ behalf. We add value to our clients by relieving them of research and development costs required to provide highly competitive web-based services.

Our Integrated Marketing Process.  With our relationship management services, we use a unique integrated consumer management process that combines data, technology and multiple consumer contact points to activate, support and sell new services to our clients’ consumer and business end-users. This proprietary process not only provides, in our opinion, a superior end-user experience, it also creates new revenue channels for our clients’ products and services, including the ones we offer. This enables us to increase adoption rates of our services. Using this process, we are able to sell multiple products to consumers, which ultimately can create more profits for our clients. For example, the success of our proprietary process is evident in our ability to add bill payments services, offered through our banking clients to users of our account presentation services, at approximately twice the estimated average industry rate.

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

Continue to Grow Our Client Bases.  Our clients have traditionally been regional and community-based depository financial institutions with assets of under $10 billion. These small to mid-sized financial services providers are compelled to keep pace with the service and technology standards set by larger financial services providers in order to stay competitive, but often lack the capital and human resources needed to develop and manage the technology infrastructure required to provide web-based services. With our July 2006 acquisition of Princeton and our August 2007 acquisition of ITS, we obtained the industry’s largest network of billers who use us to provide payments and manage their complex payments mix, along with relationships with larger depository financial institutions. With our June 2005 acquisition of Integrated Data Systems, Inc., which we refer to as IDS, we obtained relationships with larger depository financial institutions along with the highly customizable applications and professional services expertise to support expansion in this market sector. With our December 2004 acquisition of Incurrent Solutions, Inc., which we refer to as Incurrent, we entered the credit card market, servicing mid-sized credit card issuers, processors for smaller issuers and large issuers who use us to service one or more of their niche portfolios. In addition, we believe that our depository and credit card financial services providers and our biller clients can benefit from our flexible, cost-effective, and broadly networked technology, and we intend to continue to market and sell our services to those providers under long-term recurring revenue contracts.

Increase Adoption Rates.  Our clients typically pay us either usage or license fees based on their number of end-users or volume of transactions. Registered end-users using account presentation and payments services are the major drivers of our recurring revenues. Using our proprietary marketing processes, we will continue to assist our clients in growing the adoption rates for our services.

As Princeton and ITS did not provide relationship management services prior to the acquisition, we plan to introduce our consumer marketing and customer care services to billers to help increase adoption and usage of their online payment services.

Provide Additional Products and Services to Our Installed Client Base.  We intend to continue to leverage our installed client base by expanding the range of new products and services available to our clients through internal development, partnerships and alliances. For example, in the credit card market, we have introduced a collections support product, developed by us, that allows credit card issuers to direct past due end-users to a website where they can set up payment plans and schedule payments.

Our acquisition of Princeton and ITS have created numerous opportunities to cross-sell their services to our banking and e-commerce services client bases. For example, our biller clients can benefit from the relationship management services we have traditionally offered to financial institutions to help drive consumer adoption and use of their payment services, that could result in an increase in transactions and enhanced customer relationships. Another example is that billers may benefit from offering our web-based collections tool that is currently used by our card issuer clients.

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

We believe the scope and integration of our technology-based services give us a competitive advantage and we intend to continue the investments necessary to maintain our technological leadership.

Pursue Strategic Acquisitions.  To complement and accelerate our internal growth, we continue to explore acquisitions of businesses and products that will complement our existing institutional client offerings, extend our target markets and expand our client base.

Leverage Growth Over Our Relatively Fixed Cost Base.  Our business model is highly scaleable. We have invested heavily in our processes and infrastructure and, as such, can add large numbers of clients and end-users without significant cost increases. We expect that, as our revenues grow, and we begin to encounter the price pressures inherent to a maturing market, our cost structure will allow us to maintain or expand our operating margins.

Our Services

We provide our bank, credit union, card issuer and creditor and biller clients with account presentation, payments, relationship management and professional services that they, in turn, offer to end-users branded under their own names.

The following chart depicts the services we now offer and plan to offer for the markets we serve:

Our bank and credit union clients select one of two primary service configurations: full service, consisting of our integrated suite of account presentation, bill payment, customer care, end-user marketing and other support services; or stand-alone bill payment services. Our card issuer and creditor clients use our account presentation services and/or collections payments services, and we are also offering other payments, relationship marketing and professional services to these clients,. Our biller clients use our payments services, and we offer relationship management, professional services and other payments services.

Our clients typically enter into long-term recurring revenue contracts for our services. Most of our services generate revenues from recurring monthly fees charged to the clients. These fees are typically fixed amounts for applications access or hosting, variable amounts based on the number of end-users or volume of transactions on our system, or a combination of both. Clients also separately engage our professional services capabilities for enhancement and maintenance of their applications.

In the banking market, our clients generally derive increased revenue, cost savings, account retention, increased payment speed and other benefits by offering our services to their end-users. Therefore, most of our clients offer the account presentation portion of our services free of charge to end-users and an increasing number are eliminating fees for bill payment services as well. Billers offer many of our payment services to their end-users for free in order to facilitate collections, though they will often charge convenience fees to their end-users for certain payment services. In the credit card market, account presentation and payment services are also typically offered to end-users free of charge, though usage based convenience fees may apply to certain payments services.

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

In addition, we offer our financial institution clients a number of complementary services. We can provide these clients with two types business banking services, a full cash management service intended for larger end-users and a basic business offering intended for small business end-users. Money HQsm allows end-users to obtain account information from multiple financial institutions, view bills, transfer money between accounts at multiple financial institutions, make person-to-person payments and receive alerts without leaving their financial institution’s web site. We also offer access to check images, check reorder, Quicken® interface, statement presentment and other functionality that enhances our solution. Account presentment is also protected by our multi-factor security solutions.

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

For our credit card clients, we offer the ability to schedule either one-time or recurring payments to the provider through our account presentation software. We do not currently process those payments, but have plans to do so in the future. These clients may also use our web-based collections support product that allows them to direct past due end-users to a specialized website where they can review their balances, set up payment plans and make payments.

For other large billers and payment acquirers, we provide real-time account debit services via our EFT gateway, enabling them to obtain funds faster, and eliminating the risk of non-sufficient funds.

Relationship Management Services.  Our relationship management services consist of the customer care services we maintain for our financial institution and biller clients, and the marketing programs we run on their behalf. Our customer care center, located in Chantilly, Virginia, responds to end-users’ questions relating to enrollment, transactions or technical support. End-users can contact one of approximately 75 consumer service representatives by phone, fax or e-mail 24 hours a day, seven days a week.

We view each interaction with an end-user or potential end-user as an opportunity to sell additional products that we or our clients offer. We use an integrated consumer management process that allows our traditionally small to mid-size financial institution and biller client base to offer not only comprehensive support solutions to its consumers but also creates a sales channel and increases adoption of web-based services. We believe this significant service is unique and differentiates us in the industry. This process combines data, technology and multiple consumer contacts to acquire and retain, and sell multiple services to customers of our financial institution and biller clients. Using this process, we help guide consumers through the online banking lifecycle, which ultimately results in more profits for our clients. The success of our proprietary process is evident in our rate of selling payments services to account presentation customers that is approximately double the industry average.

Professional Services.  Our professional services include highly customized software applications, such as account opening and lending for our financial institution clients, which enable them to acquire more consumers via the web channel, and to enhance customer relationships. Our professional services also include implementation services, which convert existing data and integrate our platforms with the client’s legacy host system or third party core processor, and ongoing maintenance of client specific applications or interfaces. Additionally, we offer professional services intended to tailor our services to meet the clients’ specific needs, including customization of applications, training of client personnel, and information reporting and analysis.

Third-Party Services.  Though the majority of our technology is proprietary, included as part of our web-based financial services platforms are a limited number of service capabilities and content that are provided or controlled outside of our platform by third parties. These include:

•	fully integrated bill payment and account retrieval through Intuit’s Quicken®;

•	check ordering available through Harland, Deluxe, Clarke American or Liberty;

•	inter-institution funds transfer and account aggregation provided by CashEdge;

•	check imaging provided by AFS and its service bureaus, Bisys, Fiserv, FSI/ Vsoft, Empire Corporate, Intercept, Fidelity, Corporate One, Eascorp, MICR Resource Management (MRM), Synergy, Transdata and Mid-Atlantic; and

•	electronic statement through BIT Statement, COWWW, BDI e-statement, Datamail, Digital Mailer, InfoImage, Reed Data, XDI and Bankware.

Sales and Marketing

We seek to retain and expand our financial services provider and biller client base, and to help our clients drive end-user adoption rates for our web-based services. Our client services function consists of client business executives who support and cross-sell our services to existing clients, a sales team focusing on new prospects, and a marketing department supporting both our sales efforts and those of our clients.

Our client business executives support our existing clients in maximizing the benefit of their web-based channel. They do this by assisting clients in the deployment and use of our services, applying our extensive relationship management capabilities and supporting the clients’ own marketing programs. The client business executive team is also the first contact point for cross-selling new and enhanced services to our clients. Additionally, this team handles contract renewals and supports our clients in resolving operating issues.

Our sales team focuses on new client acquisition, either through direct contact with prospects or through our network of reseller relationships. Our target prospects are financial services providers and billers who are either looking to replace their current web services provider, have no existing capability, or are looking for outsourced capability for a niche product line.

Our marketing department concentrates on two primary audiences: financial services providers and their end-users. Our corporate marketing team supports our sales efforts through marketing campaigns targeted at financial services provider and biller prospects. It also supports client business executives through marketing campaigns and events targeted at existing financial services provider and biller clients. Our consumer marketing team focuses on attracting and retaining end-users. It uses our proprietary integrated consumer management process, which combines consumer marketing expertise, cutting-edge technology using embedded ePiphany software, and our multiple consumer contact points.

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

Our payments gateway has allowed us to reduce the cost, while improving the speed and quality of the bill payment services we provide to these bank and credit union clients. In addition to the benefits associated with bill payment, our ability to retrieve funds from end-user accounts in real-time is enabling us to develop the new payments services desired by financial services providers beyond our traditional client base. For example, we are now offering real-time account debit services to some payment acquirers and billers. Other applications, such as the funding of stored value cards and the real-time movement of money between accounts at different financial institutions, are particularly well suited for our system of Internet delivery coupled with the real-time debiting of funds.

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

Our services and related products are designed to provide security and system integrity, based on Internet and other communications standards, EFT network transaction processing procedures, and banking industry standards for control and data processing. Prevailing security standards for Internet-based transactions are incorporated into our Internet services, including but not limited to, Secure Socket Layer 128K encryption, using public-private key algorithms developed by RSA Security, along with firewall technology for secure transactions. In the case of payment and transaction processing, we meet security transaction processing and other operating standards for each EFT network or core processor through which we route transactions. Additionally, we have established a business resumption plan to ensure that our technical services and operating infrastructure could be resumed within an acceptable time frame should some sort of business interruption affect our data center. Furthermore, management receives feedback on the sufficiency of security and controls built into our information technology, payment processing, and end-user support processes from independent reviews such as semi-annual network penetration tests, an annual Statement on Auditing Standards (SAS) 70 — Type II Examination, periodic FFIEC examinations, and internal audits.

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

Competition

We are not aware of any other company that provides a complete suite of account presentation, payments and relationship management services. However, a number of companies offer portions of the services provided by us and compete directly with us to provide such services. These companies often purchase the services they do not provide from us or other companies so that they can offer a broader suite of services to their clients. As such we may both compete with, and provide services for, other companies that also serve our targeted client bases. For example, we compete with S1 and Fiserv in aspects of our business, but they are also our channel partners for the distribution of certain of our bill payment services.

In the banking market, we compete with specialized providers of web-based software and services and diversified financial technology providers, such as banking core processors, who bundle web capabilities with their other offerings. Specialized web-based providers include Digital Insight (an Intuit company), S1Corporation, FundsXpress (a First Data company), Corillian (a Fiserv company) and Sybase Financial Fusion, who sell banking account presentation capabilities and partner with others (including ourselves) for bill payment and other services. Specialized web-based bill payment providers include CheckFree (a Fiserv company), Metavante and iPay. Specialized web-based bill presentment providers include firms such as Yodlee, who integrate their aggregation technology and direct links to billers with a third-party payment partner.

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

In the ecommerce market, we compete with web and telephone-based providers including biller and remittance service providers, credit card account presentation providers, and self-service collection software and services. Competition in the biller market includes JP Morgan Chase (through its Paymentech affiliate), First Data, CheckFree (a Fiserv company), Metavante, Fort Knox, Aliaswire, Cleartran, DST Output and other diversified remittance and lockbox providers such as banks. We also compete with expedited payments providers, who provide billers and their customers with same day payments, sometimes charging the consumer a convenience fee. These competitors include Fiserv’s BillMatrix and Western Union’s Speedpay, as well as the captive expedited payment capabilities of our more diversified competitors. There are also several providers that compete with us in the bill presentment arena. These include Oracle’s eDocs, which does not have an outsourced payment processing capability, Kubra, whose solution combines bill printing and payment, and Harbor Payments, which focuses on business-to-business invoice presentment and payment.

Other competition in the ecommerce market comes from providers of account presentation and payment to credit card issuers. These include specialized providers such as Corillian (a Fiserv company), and diversified credit card processors such as TSYS and First Data, who have captive web-based capabilities. We also compete with internal information technology groups of our large prospective clients, and with debit, bill payment and remittance providers for credit card payments. While the primary targeted market for our web-based collection service is card issuers, we also target other credit providers and collection agencies. Competition with our web-based collection service includes such firms Apollo and Debt Resolve, and the internal information technology groups of our large prospective clients.

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

Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed end-user bases and significantly greater financial, technical and marketing resources. Further, some of our more specialized competitors, such as CheckFree (a Fiserv company), have been part of continued industry consolidation where diversified financial technology providers have begun to position themselves as end-to-end providers and may increasingly direct their marketing initiatives toward our targeted client base. We believe our advantage in the financial services market will continue to stem from our significant experience and ability to offer a fully integrated end-to-end solution to our clients.

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

We currently offer services over the Internet. It is possible that further laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, content, characteristics and quality of services and products rendering our business or operations more costly, burdensome, less efficient impossible, any of which could have a material adverse effect on our business, financial condition and operating results.

Employees

At December 31, 2007, we had 626 employees. None of our employees are represented by a collective bargaining arrangement. We believe our relationship with our employees is good.

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

Risks Related to Our Business

We cannot be sure that we will achieve profitability in all future periods.

Although we first achieved profitability in the third quarter of 2002, we have experienced some unprofitable quarters since that time and cannot be certain that we can be profitable in all future periods. Unprofitable quarters may be due to the loss of a large client, acquisition of additional businesses or other factors. For example, we have had some unprofitable quarters since our acquisition of Princeton, due to increased cash and non-cash expenses associated with that acquisition and its financing. Although we believe we have achieved economies of scale in our operations, if growth in our revenues does not significantly outpace the increase in our operating and non-operating expenses, we may not be profitable in future periods.

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

Although we charge our client institutions for the services we provide, our clients offer many of the services they obtain from us, including account presentation and bill payments, to their customer end-users at low cost or for free. Clients and prospects may therefore reject our services in favor of those offered by other companies if those companies offer more competitive prices. Thus, market competition may place significant pressure on our pricing structure and revenues and may have an adverse effect on our financial condition.

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

Our quarterly revenues, expenses and operating results may vary from quarter to quarter in the future based upon a number of factors, many of which are not within our control. Our revenue model is based largely on recurring revenues derived from actual end-user counts and the volume of transactions conducted by those end-users. The number of our total end-users and the number of total transactions they conduct are affected by many factors, many of which are beyond our control, including the number of new user registrations, end-user turnover, loss of clients, and general consumer trends. Our results of operations for a particular period may be adversely affected if the revenues based on the number of end-users or transactions forecasted for that period are less than expected. As a result, our operating results may fall below market analysts’ expectations in some future quarters, which could have a material adverse effect on the market price of our stock.

Interest rate fluctuations could have a material adverse impact on our revenues.

As part of our pricing structure, we earn interest (float interest) in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. Significant declines in interest rates will adversely affect our revenue and results of operations, which could have a material adverse effect on the market price of our stock.

Our limited ability to protect our proprietary technology and other rights may adversely affect our ability to compete.

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as licensing agreements, third-party nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. There can be no assurance that these protections will be adequate to prevent our competitors from copying or reverse-engineering our products, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Although we hold registered United States patents and trademarks covering certain aspects of our technology and our business, we cannot be sure of the level of protection that these patents and trademarks will provide. We may have to resort to litigation to enforce our intellectual property rights, to protect trade secrets or know-how, or to determine their scope, validity or enforceability. Enforcing or defending our proprietary technology is expensive, could cause diversion of our resources and may not prove successful.

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

The industry for web-based account presentation and payments services is subject to rapid change. Our success will depend substantially upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet the changing financial services provider and retail end-user requirements and incorporate technological advancements. If we are unable to develop new products and enhanced functionalities or technologies to adapt to these changes or, if we cannot offset a decline in revenues of existing products by sales of new products, our business would suffer.

We rely on internally developed software and systems as well as third-party products, any of which may contain errors and bugs.

Our products may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may or may not be able to correct. Our products involve integration with products and systems developed by third parties. Complex software programs of third parties may contain undetected errors or bugs when they are first introduced or as new versions are released. While we maintain quality assurance and audit processes as part of our software development life cycle, there can be no assurance that we will identify and remedy all errors in our existing or future products or third-party products upon which our products are dependent, with the possible result of delays in or loss of market acceptance of our products, diversion of our resources, injury to our reputation and increased expenses and/or payment of damages.

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

Failure to comply with financial network operating rules could reduce the value of our services to our clients and make those services more costly to provide.

Our services require interaction with several privately operated financial networks. Each of these networks has its own evolving set of operating rules governing various aspects of the business we do with them, including transaction eligibility, data formatting, record keeping and processing and pricing methodology. For reasons of confidentiality, some of these networks also limit our access to their operating rules, making the task of compliance more difficult. Additionally, we can also be held accountable for compliance by our clients if they access these networks through us.

Our operating agreements with these networks give them the right to perform periodic examinations of our compliance with their operating rules. They have the sole authority to interpret these rules and can require us to stop or change anything we do that they consider non-compliant. Failure to comply with a network’s operating rules, or a disagreement with a network’s examiners regarding our compliance, could result in financial penalties or inability to access the network. If we have to modify our services to maintain compliance, or if we cannot access a network, our services could become less valuable to our clients and our operations could become more costly, which could adversely affect our revenue and profits.

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

If we cannot maintain a satisfactory rating from the federal depository institution regulators, we may lose existing clients and have difficulty attracting new clients.

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

We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including but not limited to, the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Global Select Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent registered public accounting firm. We document and test our internal control systems and procedures and consider improvements that may be necessary in order for us to comply with the requirements of Section 404. This process requires us to hire outside advisory services and results in additional expenses for us. In addition, the evaluation and attestation processes required by Section 404 are conducted annually. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that our controls over financial reporting are not effective as defined under Section 404 in the future, investor perceptions of our Company may be adversely affected and could cause a decline in the market price of our stock.

If we are unable to expand our financial reporting capabilities to accommodate our rapid growth, we could fail to prevent or detect material errors and have to restate our financial statements. Any such restatement could increase our litigation risk, limit our access to the capital markets and reduce investor confidence, which may adversely affect the market price of our common stock.

Our rapid growth, compounded by the complexity introduced into our financial statements by acquisitions, has strained our financial systems, processes and personnel. If we are not be able to increase our capabilities fast enough to ensure that material errors are prevented or detected by our internal controls in a timely manner, we could have to restate our financial statements. Any such restatement could adversely affect our ability to access the capital markets or the market price of our common stock. We might also face litigation, and there can be no assurance that any such litigation, either against us specifically or as part of a class, would not materially adversely affect our business or the market price of our common stock.

Risks Related to Acquisitions

We may face difficulties in integrating acquired businesses.

We acquired Incurrent in December 2004, IDS in June 2005, Princeton in July 2006, ITS in August 2007, and we may acquire additional businesses in the future. To achieve the anticipated benefits of these acquisitions, we must successfully integrate the acquired businesses with our operations, to consolidate certain functions and to integrate procedures, personnel, product lines and operations in an efficient and effective manner.

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

Our acquisitions increase the size of our operations and may intensify some of the other risks we have described. There are also additional risks associated with managing a significantly larger company, including, among other things, the application of company-wide controls and procedures.

We made our acquisitions and may make future acquisitions, on the basis of available information, and there may be liabilities or obligations that were not or will not be adequately disclosed.

In connection with any acquisition, we conduct a review of information as provided by the management of that company. The company to be acquired may have incurred contractual, financial, regulatory or other obligations and liabilities that may impact us in the future, which may not be adequately reflected in financial and other information upon which we based our evaluation of the acquisition. If the financial and other information on which we have relied in making our offer for that company proves to be materially incorrect or incomplete, it could have a material adverse effect on our consolidated businesses, financial condition and operations.

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

The stock market in general, and the Nasdaq Global Select Market specifically, have experienced extreme price and volume fluctuations and volatility that has particularly affected the market prices of many technology companies. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against a company. Litigation, if instituted, whether or not successful, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business.

We have a substantial number of shares of common and convertible preferred stock outstanding, including shares issued in connection with certain acquisitions and shares that may be issued upon exercise of grants under our equity compensation plans that, if sold, could affect the trading price of our common stock.

We have issued shares of our common and convertible preferred stock in connection with certain acquisitions and may issue additional shares of our common stock in connection with future acquisitions. For example, we issued shares of convertible preferred stock to a single investor group as a part of the financing for our acquisition of Princeton which are currently convertible into 4.6 million shares of common stock. We also have over 3.5 million shares of common stock that may be issued upon the exercise of stock options and or vesting of restricted stock, and over an additional 1.1 million shares reserved for the future issuance under our equity compensation plan and our employee stock purchase program. We cannot predict the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of equity compensation grants), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

We have a significant amount of debt and redeemable preferred stock which will have to be repaid and may adversely affect our financial performance.

In connection with our acquisition of Princeton, we issued $85 million in debt and $75 million in redeemable preferred stock. The interest we pay on the debt and the amounts we accrete to the redeemable preferred stock reduce our earnings and our cash flows. The reduction of our earnings associated with this debt and redeemable preferred stock could have an adverse impact on the trading price of our shares of common stock.

Our plans to operate and grow may be limited if we are unable to obtain sufficient financing.

We may desire to expand our business through further strategic acquisitions and new markets when we identify desirable opportunities. We may need additional equity and debt financing for these purposes, but may not be able to obtain such financing on acceptable terms, or at all. Our existing debt financing limits our capacity to borrow additional funds and carries interest expense that burdens our cost structure. Failure to obtain additional financing could weaken our operations or prevent us from achieving our business objectives. Equity financings, as well as debt financing with convertible features or accompanying warrants, can be dilutive to our stockholders. Negative covenants associated with debt financings may also restrict the manner in which we would otherwise desire to operate our business.

Holders of our outstanding preferred stock have liquidation and other rights that are senior to the rights of the holders of our common stock.

Our board of directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock. In connection with our acquisition of Princeton, our board designated 75,000 shares of our preferred stock as Series A-1 Redeemable Convertible Preferred Stock (“Series A-1 Preferred Stock”) all of which have been issued at a price of $1,000 per share. Holders of our shares of Series A-1 Preferred Stock are entitled to a liquidation preference, before amounts are distributed on our shares of common stock, of 115% of the original issue price of these shares plus 8% per annum of the original issue price with an interest factor thereon tied to the iMoneyNet First Tier Institutional Average. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our Series A-1 Preferred Stock have the right to elect one director to our board of directors.

Holders of our Series A-1 Preferred Stock have voting rights that may restrict our ability to take corporate actions.

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

After the seventh anniversary of the original issue date of our shares of Series A-1 Preferred Stock which will occur in July 2013, the holders of such shares have the right to require us to repurchase their shares, if then outstanding, at 115% of the original issue price of these shares and a cumulative dividend at 8% per annum of the original issuance price with an interest factor thereon based upon the iMoneyNet First Tier Institutional Average. Upon the election of this right of redemption, we may not have the necessary funds to redeem the shares and we may not have the ability to raise funds for this purpose on favorable terms or at all. Our obligation to redeem these shares could have an adverse impact on our financial condition and upon the operations of our business.

We may have to pay cash or issue shares related to the price protection agreement granted to former ITS shareholders.

As part of the purchase consideration for ITS, we also agreed to provide the former shareholders of ITS with price protection related to the 2,216,552 shares issued to them for a period of one year from the date the shares were issued, which was August 10, 2007 (the “Closing Date”). Under the guarantee, if the volume weighted average price of our shares for the 10-day period ending two days before the six, nine and twelve month anniversary dates of the Closing Date is less than $11.15, these shareholders have the right to put their shares to us. We can pay cash for the difference or issue additional shares. If we elect to pay cash, we pay the difference between the volume weighted average price of our shares for the 10-day period ended August 8, 2007, or $11.63, less the price corresponding to the applicable anniversary dates. If we issue shares in lieu of a cash payment, we would issue shares with a value equal to the difference between $11.15 and the value corresponding to the applicable anniversary dates which could dilute current shareholders and may adversely affect prevailing market prices for our common stock. Cash used for price protection instead of advancing or improving our Company could adversely impact our business.

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

We are headquartered in Chantilly, Virginia where we lease approximately 75,000 square feet of office space and have signed a new lease agreement for approximately 22,000 additional square feet that will be ready for conducting business the first quarter of 2008. The lease expires September 30, 2014. We also lease office space in Princeton, New Jersey, Parsippany, New Jersey, Woodland Hills, California, Pleasanton, California and Columbus, Ohio. Our Banking segment operates from our Chantilly, Virginia, Princeton, New Jersey, Woodland Hills, California and Pleasanton, California offices; our eCommerce segments operate from our Chantilly, Virginia, Princeton, New Jersey, Parsippany, New Jersey and Columbus, Ohio offices. We believe that all of our facilities are in good condition and are suitable and adequate to meet our operations. Additionally, we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings

We are not a party to any litigation, individually or in the aggregate, that we believe would have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2007.

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

Our common stock began trading on the NASDAQ National Market on June 4, 1999 and now trades on the NASDAQ Global Select Market under the symbol “ORCC”. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated, as reported by NASDAQ:

	2007		2006
Fiscal Quarter Ended	High	Low	High	Low

First Quarter	$11.47	$9.03	$13.65	$11.4
Second Quarter	12.43	10.21	13.89	9.17
Third Quarter	13.75	10.39	12.47	9.62
Fourth Quarter	13.39	7.86	13.09	9.49

The market price of our common stock is highly volatile and fluctuates in response to a wide variety of factors. For additional information, see Item 1A., Risk Factors — Our Stock Price is Volatile included in this Annual Report on From 10-K.

On December 31, 2007, we had approximately 184 holders of record of common stock. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

We have not paid any cash dividends on our common stock and currently intend to retain any future earnings for use in our business. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

For information regarding securities authorized for issuance under the Company’s equity compensation plans, see Note 15, Equity Compensation Plans, in the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

	Number of securities		Number of securities
	to be issued upon		remaining available for
	exercise of	Weighted-average	future issuance under
	outstanding options,	exercise price of	equity compensation plans
	warrants and rights	outstanding options,	(excluding securities
	(a)	warrants and rights	reflected in column(a))

Equity compensation plans approved by security holders	1,518,916	$4.54	928,856
Equity compensation plans not approved by security holders	1,992,916	$4.70	—

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data set forth below with respect to Online Resources’ Consolidated Statements of Operations for the fiscal years ended December 31, 2007, 2006 and 2005 and with respect to Online Resources’ Consolidated Balance Sheets at December 31, 2007 and 2006 are derived from the audited Consolidated Financial Statements of Online Resources Corporation, which are included in Item 8, Consolidated Financial Statements and Supplementary Data in this Annual Report on Form 10-K. Consolidated Statements of Operations data for the fiscal years ended December 31, 2004 and 2003 and Consolidated Balance Sheet data at December 31, 2005, 2004 and 2003 are derived from Consolidated Financial Statements of Online Resources not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements, the related Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Year Ended December 31,
	(In thousands, except per share amounts)
	2007	2006	2005	2004	2003

Statement of Operations Data:
Revenues:
Service fees	$121,364	$81,573	$52,383	$39,202	$33,607
Professional services and other	13,768	10,163	8,118	3,083	4,801

Total revenues	135,132	91,736	60,501	42,285	38,408
Cost of revenues	64,083	41,317	26,057	19,279	16,631

Gross profit	71,049	50,419	34,444	23,006	21,777
General and administrative	28,933	19,780	13,664	9,586	8,161
Sales and marketing	23,446	18,009	8,680	6,263	6,433
Systems and development	9,196	7,382	4,204	3,246	3,831

Total expenses	$61,575	$45,171	$26,548	$19,095	$18,425

Income from operations	$9,474	$5,248	$7,896	$3,911	$3,352
Other (expense) income	(11,231)	(3,992)	1,301	182	(1,234)

(Loss) income before income tax (benefit) provision	(1,757)	1,256	9,197	4,093	2,118
Income tax (benefit) provision	(12,703)	935	(13,466)	146	16

Net income	10,946	321	22,663	3,947	2,102
Preferred stock accretion	8,302	4,309	—	—	—

Net income (loss) available to common stockholders	$2,644	$(3,988)	$22,663	$3,947	$2,102

Net income (loss) available to common stockholders per share:
Basic	$0.10	$(0.16)	$0.97	$0.22	$0.14
Diluted	$0.09	$(0.16)	$0.88	$0.20	$0.13
Shares used in calculation of net income (loss) to common stockholders per share:
Basic	27,153	25,546	23,434	18,057	15,141
Diluted	29,150	25,546	25,880	20,128	16,686

	Year Ended December 31,
	(in thousands)
	2007	2006	2005	2004	2003

Balance Sheet Data:
Cash, cash equivalents and investments(1)	$22,362	$32,154	$55,864	$4,641	$13,038
Working capital	17,625	41,483	61,688	10,056	14,744
Total assets	340,717	286,591	115,596	44,533	26,735
Notes payable, less current portion	75,438	85,000	—	—	—
Other long-term liabilities	6,508	9,565	5,229	1,998	314
Total liabilities	120,005	111,148	12,560	9,712	4,378
Redeemable convertible preferred stock	82,542	72,108	—	—	—
Stockholders’ equity	138,170	103,335	103,036	34,771	22,309

(1)	Includes a $9.1 million short-term investment in the Columbia Strategic Cash Portfolio fund in 2007, which is expected to liquidate within the next twelve months. For additional information, see Note 5, Investments, in the Notes to the consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

The following discussion should be read in conjunction with Item 8, Consolidated Financial Statements and Supplementary Data, included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under Risk Factors contained in Item 1A, in this Annual Report on From 10-K.

OVERVIEW

We provide outsourced, web-based financial technology services branded to over 1,900 financial institution, biller, card issuer and creditor clients. With four business lines in two primary vertical markets, we serve over 12 million billable consumer and business end-users. End-users may access and view their accounts online and perform various web-based self-service functions. They may also make electronic bill payments and funds transfers, utilizing our unique, real-time debit architecture, ACH and other payment methods. Our value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for our clients. Further, we have professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. We currently operate in two business segments — Banking and eCommerce. The operating results of the business segments exclude general corporate overhead expenses and intangible asset amortization.

Registered end-users using account presentation, bill payment or both, and the payment transactions executed by those end-users are the major drivers of our revenues. Since December 31, 2006, the number of users of our account presentation services increased 27%, and the number of users of our payment services increased 46%, for an overall 39% increase in users. For the year ended December 31, 2007, the number of payment transactions completed by banking and biller end-users increased by 74% over the prior year. The large increase in payment services users is the result of the ITS acquisition, which occurred in August 2007. The large increase in payment transactions is the result of the Princeton acquisition, which occurred in July 2006, in addition to the ITS acquisition. Exclusive of the users and payment transactions brought to us by the Princeton and ITS acquisitions, users increased by 29% and payment transactions increased by 15% for the year ended December 31, 2007 compared to the prior year.

The following table summarizes users and payment services transactions:

			Increase/
	Period Ended December 31,		(Decrease)
	2007	2006	Change	%

Account presentation users (000s):
Banking segment	1,101	916	185	20%
eCommerce segment	3,066	2,375	691	29%

Enterprise	4,167	3,291	876	27%
Payment services users (000s):
Banking segment	3,459	3,097	362	12%
eCommerce segment	4,890	2,626	2,264	86%

Enterprise	8,349	5,723	2,626	46%
Total users (000s):
Banking segment	4,367	3,836	531	14%
eCommerce segment	7,956	5,001	2,955	59%

Enterprise	12,323	8,837	3,486	39%
Payment services transactions (000s):
Banking segment	166,815	104,208	62,607	60%
eCommerce segment	34,109	11,144	22,965	206%

Enterprise	200,924	115,352	85,572	74%

We have long-term service contracts with most of our clients. The majority of our revenues are recurring, though these contracts also provide for implementation, set-up and other non-recurring fees. Account presentation services revenues are based on either a monthly license fee, allowing our clients to register an unlimited number of customers, or a monthly fee for each registered customer. Payment services revenues are either based on a monthly fee for each customer enrolled, a fee per executed transaction, or a combination of both. Our clients pay nearly all of our fees and then determine if or how they want to pass these costs on to their users. They typically provide account presentation services to users free of charge, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products.

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

Critical Accounting Policies and Estimates

The policies discussed below are considered by management to be critical to an understanding of our consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.

Revenue Recognition Policy.  We generate revenues from service fees, professional services and other supporting services as a financial technology services provider in the Banking and eCommerce markets.

Service fee revenues are generally comprised of account presentation services, payment services and relationship management services. Many of our contracts contain monthly user fees, transaction fees and new user registration fees for the account presentation services, payment services and relationship management services we offer that are often subject to monthly minimums, all of which are classified as service fees, for account presentation, payment, relationship management and professional services, in our consolidated statements of operations. Additionally, some contracts contain fees for relationship management marketing programs which are also classified as service fees in the Company’s consolidated statements of operations. These services are not considered separate deliverables pursuant to Emerging Issues Task Force (“EITF”) No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). Fees for relationship management marketing programs, monthly user and transaction fees, including the monthly minimums, are recognized in the month in which the services are provided or, in the case of minimums, in the month to which the minimum applies. We recognize revenues from service fees in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”), which requires that revenues generally are realized or realizable and earned when all of the following criteria are met: a) persuasive evidence of an arrangement exists; b) delivery has occurred or services have been rendered; c) the seller’s price to the buyer is fixed or determinable; and d) collectibility is reasonably assured. Revenues associated with services that are subject to refund are not recognized until such time as the exposure to potential refund has lapsed.

We collect funds from end-users and aggregate them in clearing accounts, which are not included in our consolidated balance sheets, as we do not have ownership of these funds. For certain transactions, funds may remain in the clearing accounts until a payment check is deposited or other payment transmission is accepted by the receiving merchant. We earn interest on these funds for the period they remain in the clearing accounts. The collection of interest on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. This interest totaled $10.3 million, $6.4 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively and is classified as presentation service revenue in our consolidated statements of operations.

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

We changed the application of our accounting policy on recognizing revenues for implementation and new user registration fees in the third quarter of 2007. Historically, these fees were deferred and recognized as revenues on a straight-line basis over the period from the date that implementation and new user registration work concludes through the end of the contract. In accordance with EITF No. 00-21, these fees should be considered a single unit of accounting with the service fees associated with the contract. As such, implementation and new user registration fees are recognized consistently when service fees are recorded, on a proportionate performance basis. These fees are included in our revenues from relationship management services and professional services and other. We assessed the cumulative impact of this change in accounting policy and determined that the change is not material to the consolidated financial statements as of and for the year ended December 31, 2007 or any prior period. See Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K for additional information regarding the change in the application of accounting policy.

When we provide services to the customer through the delivery of software, revenues from the sale of software licenses, services and related support are recognized according to Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”) as amended by SOP No. 98-9, Software Revenue Recognition With Respect to Certain Transactions (“SOP No. 98-9”). In accordance with the provisions of SOP No. 97-2, revenues from sales of software licenses are recognized when there is persuasive evidence that an arrangement exists, the fee is fixed or determinable, collectibility is probable and the software has been delivered, provided that no significant obligations remain under the contract. We have multiple-element software arrangements that typically include support services, in addition to the delivery of software. For these arrangements, we recognize revenues using the residual method. Under the residual method, the fair value of the undelivered elements, based on vendor specific objective evidence of fair value, is deferred. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenues related to the delivered elements. We determine the fair value of the undelivered elements based on the amounts charged when those elements are sold separately. For sales of software that require significant production, modification or customization, pursuant to SOP No. 97-2, we apply the provisions of Accounting Research Bulletin (“ARB”) No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), and recognize revenues related to software license fees and related services using the percentage-of-completion method. The percentage-of-completion is measured based on the percentage of labor effort incurred to date to estimated total labor effort to complete delivery of the software license. Changes in estimates to complete and revisions in overall profit estimates on these contracts are charged to our consolidated statements of operations in the period in which they are determined. We record any estimated losses on contracts immediately upon determination. Revenues related to support services are recognized on a straight-line basis over the term of the support agreement.

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

Allowance for Doubtful Accounts.  The provision for losses on accounts receivable and allowance for doubtful accounts are recognized based on our estimate, which considers our historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data and financial health of specific customers. During the year ended December 31, 2007, we wrote-off $6,000 of accounts receivable against the allowance for doubtful accounts and reduced the allowance by an additional $58,000 based on judgment related to projected data to reflect a balance of $84,000 at year end. This represents management’s estimate of the probable losses in the accounts receivable balance at December 31, 2007. While the allowance for doubtful accounts and the provision for losses on accounts receivable depend to a large degree on future conditions, management does not forecast significant adverse developments in 2008.

Income Taxes.  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income during the carryforward period. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. Management believes that the Company will generate sufficient taxable income over the next five years to recover the $133.4 million net operating loss carryforwards. The net operating loss carryforwards expire from 2012-2026, therefore, management believes that it is more likely than not that they will recover net operating losses prior to their expiration.

Prior to December 31, 2005, we maintained a full valuation allowance on the deferred tax asset resulting primarily from our net operating loss carryforwards, since the likelihood of the realization of that asset had not become “more likely than not” as of those balance sheet dates. At December 31, 2005, we determined that our recent experience generating taxable income balanced against our history of losses, along with our projection of future taxable income, constituted significant positive evidence for partial realization of the deferred tax asset and, therefore, partial release of the valuation allowance against that asset. Therefore, in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), we released a portion of our valuation allowance of $36 million creating a $13.7 million deferred tax asset as of December 31, 2005 and a $13.5 million benefit to our earnings for the year ended December 31, 2005.

During 2006 and 2007 we continued to generate taxable income. As a result of this positive earnings trend and projected taxable income over the next five years, the Company reversed $29.4 million which represents substantially all of our valuation allowance, except for $5.9 million needed against state net operating loss carryforwards. This reversal resulted in recognition of an income tax benefit totaling $13.7 million. The remaining $15.7 million was related to valuation allowances accrued in purchase accounting and therefore did not benefit earnings when reversed. In addition, the Company reversed $31.1 million of its gross deferred tax asset valuation allowance after electing to waive Princeton net operating losses that were deemed not realizable. The Company also reversed $1.9 million due to a balance sheet reclassification. Our estimates of future taxable income represent critical accounting estimates because such estimates are subject to change and a downward adjustment could have a significant impact on future earnings.

The Internal Revenue Code limits the utilization of net operating losses when ownership changes occur, as defined by Section 382 of the code. Based on our analysis, a sufficient amount of net operating losses are available to offset our taxable income for the year ended December 31, 2007.

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

Impairment of Goodwill, Intangible Assets and Long-Lived Assets.  We evaluate the recoverability of our identifiable intangible assets, goodwill and other long-lived assets in accordance with SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Under these provisions, we assess the recoverability of these types of assets at least annually and when events or circumstances indicate a potential impairment. We use the fair value method to assess the recoverability of our goodwill within our two reporting units, Banking and eCommerce. We use the undiscounted cash flows method, when needed, to assess the recoverability of our identifiable intangible assets and other long-lived assets and the discounted cash flows method, at least annually, to assess the recoverability of our goodwill. We did not incur any impairment charges for the years ended December 31, 2007, 2006 or 2005. Future impairment assessments could result in impairment charges that would reduce the carrying values of these assets.

Theoretical Swap Derivative.  During the third quarter of 2007, we changed how we define the embedded derivative feature associated with the Series A-1 Redeemable Convertible Preferred Stock (“Series A-1 Preferred Stock”) issued in conjunction with the Princeton acquisition on July 3, 2006. We bifurcated the fair market value of this feature in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Previously, the embedded derivative was defined as the right to receive interest like returns on accrued, but unpaid dividends and was included in other long-term liabilities on the balance sheet at its fair value at the date of acquisition. The fair value was marked to market at the end of each reporting period by adjusting interest expense. We determined that the embedded derivative is more appropriately defined as the right to receive a fixed rate of return on the accrued, but unpaid dividends and the variable negotiated rate, which creates a theoretical swap between the fixed rate of return on the accrued, but unpaid dividends and the variable rate actually accrued on the unpaid dividends. This embedded derivative was reclassified from other long-term liabilities to Series A-1 Preferred Stock in the mezzanine section on the consolidated balance sheet and is marked to market at the end of each reporting period through earnings and an adjustment to other assets or other long-term liabilities in accordance with SFAS No. 133.

There is no active quoted market available for the fair value of the embedded derivative. Thus, management has to make substantial estimates about the future cash flows related to the liability, the estimated period which the Series A-1 Preferred Stock will be outstanding and the appropriate discount rates commensurate with the risks involved.

Derivative Instruments and Hedging Activities.  From time to time, the Company has entered into derivative instruments to serve as cash flow hedges for its debt instruments. SFAS No. 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

Stock-Based Compensation.  On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Prior to the adoption of SFAS 123(R), we accounted for our equity compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No stock-based employee compensation cost was recognized in the consolidated statements of operations for 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 and 2007 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. The expected volatility for stock options is based on historical volatility.

Recently Issued Pronouncements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. Also, fair value measurements would be separately disclosed by level within the fair value hierarchy which gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and financial liabilities and 2008 for non financial assets and non financial liabilities and interim periods within those fiscal years. We elected to adopt the standard beginning on January 1, 2008. We are currently assessing the impact that SFAS No. 157 will have on our results of operations and financial position.

In January 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities (“SFAS No. 159”). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We are currently assessing the impact that SFAS No. 159 will have on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which will improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. The new standard will require the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This pronouncement is effective for financial statements issued subsequent to December 15, 2008. Early adoption is not permissible, therefore we will apply this standard to acquisitions made after January 1, 2009. Also see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K, which discusses accounting policies.

Results of Operations

The following table presents the summarized results of operations for our two reportable segments, Banking and eCommerce (unallocated expenses are comprised of general corporate overhead and intangible asset amortization) (dollars in thousands):

	Year Ended December 31,
	2007		2006		2005
	Dollars	%	Dollars	%	Dollars	%

Revenues:
Banking	$100,119	74%	$77,106	84%	$52,445	87%
eCommerce	35,013	26%	14,630	16%	8,056	13%

Total	$135,132	100%	$91,736	100%	$60,501	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin

Gross profit:
Banking	$58,952	59%	$46,756	61%	$31,052	59%
eCommerce	14,075	40%	4,843	33%	3,674	46%
Unallocated(1)	(1,978)		(1,180)		(282)

Total	$71,049	53%	$50,419	55%	$34,444	57%

	Dollars	%	Dollars	%	Dollars	%

Operating expenses:
Banking	$24,158	39%	$24,047	53%	$17,563	66%
eCommerce	15,018	24%	8,995	20%	2,942	11%
Unallocated(1)	22,399	37%	12,129	27%	6,043	23%

Total	$61,575	100%	$45,171	100%	$26,548	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin

Income from operations:
Banking	$34,794	35%	$22,709	29%	$13,489	26%
eCommerce	(943)	−3%	(4,152)	−28%	732	9%
Unallocated(1)	(24,377)		(13,309)		(6,325)

Total	$9,474	7%	$5,248	6%	$7,896	13%

(1)	Unallocated expenses are comprised of intangible asset acquired technology amortization in costs of revenues and general and administrative expense of $14.9 million, intangible asset customer list amortization of $7.3 million and $0.2 million of technology development expense that are not included in the measure of segment profit or loss used internally to evaluate the segments for the twelve months ended December 31, 2007.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues

We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues increased $43.4 million, or 47%, to $135.1 million for the year ended December 31, 2007, from $91.7 million for the same period of 2006. Approximately 53% and 19% of the increase was attributable to the addition of revenues from our acquisitions of Princeton and ITS, respectively, while the remaining 28% of the increase was attributable to organic growth relative to 2006.

	Years Ended December 31,		Change
	2007	2006	Difference	%

Revenues (in thousands):
Account presentation services	$8,998	$8,051	$947	12%
Payment services	104,228	65,501	38,728	59%
Relationship management services	8,138	8,022	116	1%
Professional services and other	13,768	10,162	3,605	35%

Total revenues	$135,132	$91,736	$43,396	47%

Payment metrics:
Payment services clients(1)	902	877	25	3%
Payment transactions (000s)(1)	66,766	58,151	8,615	15%
Adoption rates:
Account presentation services — Banking(1)(2)	32.8%	26.5%	6.3%	24%
Payment services — Banking(1)(3)	11.8%	10.4%	1.4%	13%

Notes:

(1)	Excludes Princeton and ITS for the purposes of comparison to prior year.

(2)	Represents the percentage of users subscribing to our account presentation services out of the total number of potential users enabled for account presentation services.

(3)	Represents the percentage of users subscribing to our payment services out of the total number of potential users enabled for payment services.

Account Presentation Services.  Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased $0.9 million to $9.0 million. The increase is the result of growth in eCommerce account presentation services offered to card issuer clients.

Payment Services.  Payment services revenue is driven by both the Banking and eCommerce segments. Payment services revenues increased to $104.2 million for the year ended December 31, 2007 from $65.5 million in the prior year. While approximately 58% and 21% of the increase was related to the addition of new revenues from the acquisitions of Princeton and ITS, respectively, the remaining 21% was driven by growth in our existing business in the form of a 38% increase in the number of period-end payment services users and a 15% increase in the number of payment transactions processed during the period. The increases in period-end payment services users and the number of payment transactions processed by our existing business resulted from two factors: an increase in financial services provider clients using our payment services and an increase in payment services adoption by our payment services clients’ end-users. Compared to December 31, 2006, the number of financial services provider clients using our payment services increased from 877 to 902. Additionally, the adoption rate of our payment services increased from 10.4% at December 31, 2006 to 11.8% at December 31, 2007.

Relationship Management Services.  Primarily composed of revenues from the Banking segment, relationship management services revenues increased slightly to $8.1 million. The increase was the result of a 14% increase in the number of period-end Banking segment end-users utilizing either account presentation or payment services compared to 2006.

Professional Services and Other.  Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased by $3.6 million, or 35%, to $13.8 million in 2007 compared $10.2 million in 2006. The increase is the result of the addition of new revenues from the acquisition of Princeton, higher professional services fees in the legacy eCommerce segment, higher termination fees in 2007 and the launch of our new risk-based authentication service in the fourth quarter of 2006.

Costs and Expenses

	Years Ended December 31,		Change
	2007(1)	2006(1)	Difference(1)%

Revenues	$135,132	$91,736	$43,396	47%
Costs of revenues	64,083	41,317	22,766	55%

Gross profit	71,049	50,419	20,630	41%
Gross margin	53%	55%
Operating expenses
General and administrative	28,933	19,780	9,153	46%
Sales and marketing	23,446	18,009	5,437	30%
Systems and development	9,196	7,382	1,814	25%

Total operating expenses	61,575	45,171	16,404	36%

Income from operations	9,474	5,248	4,226	81%
Other (expense) income
Interest income	1,242	1,961	(719)	−37%
Interest and other expense	(6,848)	(5,953)	(895)	n/a
Loss on extinguishment of debt	(5,625)	—	(5,625)	n/a

Total other (expense) income	(11,231)	(3,992)	(7,239)	n/a

(Loss) income before tax (benefit) provision	(1,757)	1,256	(3,013)	n/a
Income tax (benefit) provision	(12,703)	935	(13,638)	n/a

Net income	10,946	321	10,625	n/a
Preferred stock accretion	8,302	4,309	3,993	93%

Net income (loss) available to common stockholders	$2,644	$(3,988)	$6,632	n/a

Net income (loss) available to common stockholders per share:
Basic	$0.10	$(0.16)	$0.26	n/a
Diluted	$0.09	$(0.16)	$0.25	n/a
Shares used in calculation of net income (loss) available to common stockholders per share:
Basic	27,153	25,546	1,607	6%
Diluted	29,150	25,546	3,604	14%

Notes:

(1)	In thousands except for per share amounts.

Costs of Revenues.  Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $22.8 million to $64.1 million for the year ended December 31, 2007, from $41.3 million for the same period in 2006. Additional costs of revenues associated with Princeton and ITS accounted for 45% and 21% of this increase, respectively, exclusive of the Princeton amortization related to purchased technology. Additional expense increases resulted from a $0.8 million increase in amortization of intangible assets, headcount increases in our call center, volume-related payment processing costs and the release of a number of software development projects into production since the end of 2006.

Gross Profit.  Gross profit increased $20.6 million for the year ended December 31, 2007 to $71.0 million, and gross margin percentage decreased from 55% in 2006 to 53% in 2007. Princeton and ITS accounted for 62% and 16%, respectively, of the increase in gross profit, exclusive of the Princeton amortization related to purchased technology. The total decrease in gross margin is the result of increased amortization of intangible assets purchased as part of the July 2006 Princeton acquisition, the addition of the lower margin ITS in August 2007 and increased amortization of software development projects.

General and Administrative.  General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance, and depreciation. General and administrative expenses increased $9.2 million, or 46%, to $28.9 million for the year ended December 31, 2007, from $19.8 million in the same period of 2006. Additional costs associated with Princeton and ITS accounted for 19% and 13% of this increase, respectively. We also experienced additional expenses associated with professional fees, increased payroll and increased depreciation as a result of a general increase in capital expenditures.

Sales and Marketing.  Sales and marketing expenses include salaries and commissions paid to sales and marketing personnel, corporate marketing costs and other costs incurred in marketing our services and products. Sales and marketing expenses increased $5.4 million, or 30%, to $23.4 million for the year ended December 31, 2007, from $18.0 million in 2006. Additional costs associated with Princeton and ITS accounted for 69% and 2% of the increase, respectively, exclusive of amortization expense related to Princeton and ITS customer lists. Amortization of intangible assets, including customer lists, of $3.6 million also contributed to the increase. We also had increased salary and benefits costs as a result of the expansion of our sales forces and increased partnership commission expenses resulting from increased volumes in the Banking and eCommerce segments.

Systems and Development.  Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased $1.8 million, or 25%, to $9.2 million for the year ended December 31, 2007, from $7.4 million in 2006. All of the increase is the result of additional costs associated with Princeton and ITS. Costs otherwise remained flat as a result of additional capitalization of development costs associated with software developed for internal use or to be sold. This increase in capitalization is the result of our effort to finish a platform re-write that has been ongoing for some time. We capitalized $6.3 million and $5.1 million of development costs associated with software developed or obtained for internal use or to be sold, leased or otherwise marketed during the years ended December 31, 2007 and 2006, respectively.

Income from Operations.  Income from operations increased $4.2 million, or 81%, to $9.5 million for the year ended December 31, 2007. The increase was due to leveraging increased service fee revenue over our relatively fixed cost base.

Interest Income.  Interest income decreased $0.7 million to $1.2 million for the year ended December 31, 2007 due to lower average cash balances in 2007 resulting primarily from our use of $35 million in cash to partially finance the Princeton acquisition in July 2006 and $20 million in cash to partially finance the ITS acquisition in August 2007.

Interest and Other Expense.  Interest and other expense increased $0.9 million to $6.8 million primarily due to interest expense and the amortization of debt issuance costs incurred in connection with $85 million in senior secured notes outstanding for all twelve months of 2007 compared to only six months of 2006. As of December 31, 2007 the senior secured notes carried an interest rate equal to 275 basis points above one-month London Interbank Offered Rate (“LIBOR”). The increase was partially offset by the mark to market valuation of the stock price protection in the transaction with ITS resulting in a decrease in valuation of $0.4 million and the increase in the valuation of the theoretical swap derivative of $1.1 million.

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

Income Tax (Benefit) Provision.  Our income tax benefit for the year ended December 31,2007 was $12.7 million compared to a $0.9 million provision for the year ended December 31, 2006. At December 31, 2007, we determined that our recent operating performance, as well as our projection of future taxable income provided sufficient evidence to warrant realization of our deferred tax asset through the release of substantially all of the remaining valuation allowance against that asset, except for the valuation allowance needed against state tax net operating losses which are currently not more likely than not to be recoverable. Even though we are still utilizing our net operating loss carry-forwards and are not paying federal income taxes, we are subject to and are making estimated Alternative Minimum Tax payments.

Preferred Stock Accretion.  The Series A-1 Preferred Stock was issued on July 3, 2006 and was recorded at its fair value at inception net of its issuance costs of $5.1 million and the fair market value of the embedded derivative that represents interest on unpaid accrued dividends. The Series A-1 Preferred Stock carries a dividend equal to 8% per annum of the original issuance price, plus a money market rate of interest on any accrued but unpaid dividend (“preferred dividend”). The security is subject to put and call rights following the seventh anniversary of its issuance for an amount equal to 115% of the original issuance price plus the preferred dividend. The carrying value of the Series A-1 Preferred Stock is accreted to its estimated redemption amount. Preferred stock accretion increased as a result of the preferred stock being outstanding for twelve months in 2007 compared to only six months in 2006.

Net Income (Loss) Available to Common Stockholders.  Net income available to common stockholders increased $6.6 million to net income of $2.6 million for the year ended December 31, 2007, compared to a loss of $4.0 million for the year ended December 31, 2006. Basic and diluted net income available to common stockholders per share was $0.10 and $0.09 for the year ended December 31, 2007, respectively, compared to a basic and diluted net loss available per common share of $0.16 for the year ended December 31, 2006. Basic and diluted shares outstanding increased by 6% and 14%, respectively, as a result of shares issued in connection with the exercise of company-issued stock options, our employees’ participation in our employee stock purchase plan and the 2.2 million shares issued in connection with the acquisition of ITS in August 2007. Diluted shares also increased as 2006 did not include any dilutive potential shares due to the net loss available to common stockholders for the year ended 2006.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Revenues

We generate revenues from account presentation services, payment services, relationship management services and professional services and other revenues. Revenues increased $31.2 million, or 52%, to $91.7 million for the year ended December 31, 2006, from $60.5 million for the same period of 2005. Approximately 70% of the increase was attributable to the addition of revenues from Princeton, which was acquired on July 3, 2006, while the remaining 30% of the increase was attributable to organic growth relative to 2006.

	Years Ended December 31,		Change
	2006	2005	Difference	%

Revenues (in thousands):
Account presentation services	$8,051	$8,826	$(775)	—9%
Payment services	65,500	35,841	29,659	83%
Relationship management services	8,022	7,716	306	4%
Professional services and other	10,163	8,118	2,045	25%

Total revenues	$91,736	$60,501	$31,235	52%

Payment metrics:
Payment services clients(1)	877	790	87	11%
Payment transactions (000s)(1)	58,151	46,212	11,939	26%
Adoption rates:
Account presentation services — Banking(1)(2)	26.5%	22.9%	3.6%	16%
Payment services — Banking(1)(3)	10.4%	9.2%	1.2%	13%

Notes:

(1)	Excludes Princeton for the purposes of comparison to prior year.

(2)	Represents the percentage of users subscribing to our account presentation services out of the total number of potential users enabled for account presentation services.

(3)	Represents the percentage of users subscribing to our payment services out of the total number of potential users enabled for payment services.

Account Presentation Services.  Both the Banking and eCommerce segments contribute to account presentation services revenues, which decreased $0.8 million to $8.0 million. The loss of three of our largest clients, who were acquired by other financial institutions and subsequently migrated off our platform in the first half of 2005, is the primary reason for the decrease, with account presentation services revenue generated by the remaining client base increasing by 7% compared to 2005. None of this growth was due to the acquisition of Princeton. The low rate of growth is the result of our decision to fix price the account presentation service to our clients, especially our banking clients, in an effort to drive adoption of those services. This allows our financial services provider clients to register an unlimited number of account presentation services users (as evidenced by the 16% increase in banking account presentation services adoption since December 31, 2005) to whom we can then attempt to up-sell our higher margin bill pay products and other services.

Payment Services.  Primarily composed of revenues from the Banking segment prior to the acquisition of Princeton, payment services revenue is now driven by both the Banking and eCommerce segments. Payment services revenues increased to $65.5 million for the year ended December 31, 2006 from $35.9 million in the prior year. While approximately 70% of the increase was related to the addition of new revenues from Princeton, the remaining 30% was driven by growth in our existing business in the form of a 25% increase in the number of period-end payment services users and a 26% increase in the number of payment transactions processed during the period. The increases in period-end payment services users and the number of payment transactions processed by our existing business resulted from two factors: an increase in financial services provider clients using our payment services and an increase in payment services adoption by our payment services clients’ end-users. Compared to December 31, 2005, the number of financial services provider clients using our payment services increased from 790 to 877. Additionally, we increased the adoption rate of our payment services from 9.2% at December 31, 2005 to 10.4% at December 31, 2006.

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

Professional Services and Other.  Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased by $2.1 million to $10.2 million in 2006 as a result of the acquisitions of Integrated Data Systems in June 2005 and Princeton in July 2006. The additional revenues brought by these acquisitions in 2006 were partially offset by lower one-time termination fee revenues, which were higher than normal in 2005.

Costs and Expenses

	Years Ended December 31,		Change
	2006(1)	2005(1)	Difference(1)%

Revenues	$91,736	$60,501	$31,235	52%
Costs of revenues	41,317	26,057	15,260	59%

Gross profit	50,419	34,444	15,975	46%
Gross margin	55%	57%	−2%	−4%
Operating expenses
General and administrative	19,780	13,664	6,116	45%
Sales and marketing	18,009	8,680	9,329	107%
Systems and development	7,382	4,204	3,178	76%

Total operating expenses	45,171	26,548	18,623	70%

Income from operations	5,248	7,896	(2,648)	−34%
Other (expense) income
Interest income	1,961	1,303	658	50%
Interest expense	(5,953)	(2)	(5,951)	n/a

Total other (expense) income	(3,992)	1,301	(5,293)	n/a

Income before tax provision (benefit)	1,256	9,197	(7,941)	−86%
Income tax provision (benefit)	935	(13,466)	14,401	n/a

Net income	321	22,663	(22,342)	−99%
Preferred stock accretion	4,309	—	4,309	n/a

Net (loss) income available to common stockholders	$(3,988)	$22,663	$(26,651)	n/a

Net (loss) income available to common stockholders per share:
Basic	$(0.16)	$0.97	$(1.13)	n/a
Diluted	$(0.16)	$0.88	$(1.04)	n/a
Shares used in calculation of net (loss) income available to common stockholders per share:
Basic	25,546	23,434	2,112	9%
Diluted	25,546	25,880	(334)	−1%

Notes:

(1)	In thousands except for per share amounts.

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

Income from Operations.  Income from operations decreased $2.7 million, or 34%, to 5.2 million for the year ended December 31, 2006. The decrease was due to increased amortization of intangible assets purchased as part of the July 2006 Princeton acquisition totaling $4.4 million and the expensing of equity compensation in 2006 pursuant to SFAS No. 123(R), which we adopted January 1, 2006.

Other (Expense) Income, Net.  Other (expense) income decreased $5.3 million due to interest expense and debt issuance costs incurred in connection with $85 million in senior secured notes issued on July 3, 2006 and interest expense incurred in connection with the accrued liquidation preference (the “Escalation Accrual”) on the Series A-1 Preferred Stock issued on July 3, 2006. The senior secured notes carry an interest rate equal to 700 basis points above the one-month LIBOR.

Income Tax Provision (Benefit).  Our income tax provision for the year ended December 31, 2006 was $0.9 million compared to a $13.5 million benefit for the year ended December 31, 2005. Prior to December 31, 2005, we maintained a full valuation allowance on the deferred tax asset resulting from our net operating loss carry-forwards, since the likelihood of the realization of that asset had not become “more likely than not” as of balance sheet dates prior to December 31, 2005. At December 31, 2005, we determined that our recent experience generating taxable income balanced against our history of losses, along with our projection of future taxable income, constituted significant positive evidence for partial realization of the deferred tax asset and, therefore, partial release of the valuation allowance against that asset. Therefore, in accordance with SFAS No. 109, we now report on a fully taxed basis even though we are still utilizing our net operating loss carry-forwards and are not paying taxes.

Preferred Stock Accretion.  The Series A-1 Preferred Stock was issued on July 3, 2006 and was recorded at its fair value at inception, net of its issuance costs of $5.1 million and the fair market value of the embedded derivative that represents interest on unpaid accrued dividends. The Series A-1 Preferred Stock has a liquidation preference that increases at a rate of 8% per annum of the original issuance price (“preferred dividend”) and is subject to put and call rights following the seventh anniversary of its issuance for an amount equal to 115% of the original issuance price plus the preferred dividend. The carrying value of the Series A-1 Preferred Stock is accreted to its estimated redemption amount.

Net (Loss) Income Available to Common Stockholders.  Net (loss) income available to common stockholders decreased $26.7 million to a loss of $4.0 million for the year ended December 31, 2006, compared to a net income of $22.7 million for the year ended December 31, 2005. Basic and diluted net loss available to common stockholders per share was $0.16 for the year ended December 31, 2006, compared to basic and diluted net income available to common stockholders per share of $0.97 and $0.88 for the year ended December 31, 2005, respectively. Basic shares outstanding increased by 9% as a result of shares issued in connection with the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan, in addition to shares issued as part of a follow-on offering in April 2005. Diluted shares outstanding decreased by 1% as result of the anti-dilutive effect of stock options on the fully diluted earnings per share calculation for the year ended December 31, 2006.

Liquidity and Capital Resources

Since inception, we have primarily financed our operations through cash generated from operations, private placements and public offerings of our common and preferred stock and the issuance of debt. We have also entered into various capital lease-financing agreements. Cash and cash equivalents were $13.2 million and $31.2 million on of December 31, 2007 and 2006, respectively. The $18.0 million decrease in cash and cash equivalents resulted from capital expenditures of $16.4 million, $12.2 million in cash used to partially fund the acquisition of ITS, $10.2 million in cash and cash equivalents reclassified to short-term investments and $3.2 million in cash used to re-finance our long-term debt, partially offset by cash provided by operating activities of $18.2 million, proceeds from the sale of short-term investments of $1.9 million and $4.0 million in cash proceeds from the issuance of common stock in connection to the exercise of Company-issued stock options by our employees and our employees’ participation in our employee stock purchase plan.

Net cash provided by operating activities was $18.2 million for the year ended December 31, 2007. This represented a $1.2 million increase in cash provided by operating activities compared to the prior period, which was the result of increased service fees revenues received in 2007 versus 2006.

Net cash used in investing activities for the year ended December 31, 2007 was $36.9 million, which was the result of purchases of property and equipment of $16.4 million, $12.2 million used to partially fund the acquisition of ITS, $10.2 million re-classified from cash and cash equivalents to short-term investments, net of $1.9 million in cash provided by the sale of short-term investments.

Net cash provided by financing activities was $0.7 million for the year ended December 31, 2007, which was primarily the result of cash provided by the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan of $4.0 million partially offset by $3.2 million of costs incurred related to our refinancing.

In December 2007, the Company reclassified $10.2 million of investments in the Columbia Strategic Cash Portfolio (the “Fund”) from cash and cash equivalents to short-term investments. The Fund was short-term and highly liquid in nature prior to the fourth quarter of 2007 and was classified as a cash equivalent. During the fourth quarter of 2007, the Fund was closed by the Fund administrator to future investment, partially due to the subprime credit market crisis, and began liquidating the Fund in an orderly manner. The Funds were then converted to a net asset value basis and marked-to-market daily. The Company will remain in the Fund through the liquidation period. The Fund is expected to substantially liquidate over the next twelve months and as such the Fund was appropriately classified in short-term investments at fair value in the consolidated balance sheet at December 31, 2007. The Company adjusted the fund to its estimated fair value at December 31, 2007 and recognized an unrealized loss of $0.1 million related to this investment. There may be further decreases in the value of the Fund based on changes in market values of the securities held in the

Fund. To the extent the Company determines there is a further decline in fair value, the Company may recognize additional unrealized losses in future periods.

On October 1, 2007, the Company executed a seven-year lease covering approximately 22,000 additional square feet of office and data center space at the Company’s headquarters in Chantilly, VA. The Company was given a four-month deferral of rent payments on the additional space while the space was converted to useable space. The Company recognized rental expense of $0.1 million for the additional space during 2007. The Company also amended its lease for its facilities in Princeton, NJ in March 2007. In conjunction with the lease amendment, the Company received a lease incentive of approximately $0.4 million related to the Company’s construction of a disaster recovery site at its Princeton facilities. The benefit of this lease incentive has been deferred as part of a lease incentive obligation, recorded as a reduction to lease expense and recognized ratably over the term of the lease.

On August 10, 2007, pursuant to the terms of the Agreement and Plan of Merger dated July 26, 2007, as thereafter amended and restated, and along with our wholly-owned subsidiary, ITS Acquisition Sub, LLC, we completed the merger (“the Merger”) under which we acquired all of the outstanding stock of Internet Transaction Solutions, Inc. (“ITS”), a Delaware corporation, for total consideration of approximately $48.1 million including transaction related costs of $0.3 million. We agreed to issue 2,216,552 shares of our common stock to the stockholders and preferred rights holders of ITS in partial payment of the purchase price. These shares have been valued at $24.7 million, and the balance of the purchase price, approximately $20.3 million, was paid in cash. Of the $20.3 million paid in cash, $3.6 million has been escrowed to cover indemnification claims, if any, that may arise in our favor within one year from the closing of the Merger.

As part of the purchase consideration for ITS, we also agreed to provide the former shareholders of ITS with price protection related to the 2,216,552 shares issued to them for a period of one year from the date the shares were issued, which was August 10, 2007 (the “Closing Date”). Under the guarantee, if the volume weighted average price of our shares for the 10-day period ending two days before the six, nine and twelve month anniversary dates of the Closing Date is less than $11.15, these shareholders have the right to put their shares to us. We can pay cash for the difference or issue additional shares. If we elect to pay cash, we pay the difference between the volume weighted average price of our shares for the 10-day period ended August 8, 2007, or $11.63, less the price corresponding to the applicable anniversary dates. If we issue shares in lieu of a cash payment, we would issue shares with a value equal to the difference between $11.15 and the value corresponding to the applicable anniversary dates. Additionally, on any trading day that the closing price of our shares is 20% or more below $11.15, we have the right to restore the shareholders to a total value per share equal to the issuance price. We can choose to repurchase the shares with cash or give the shareholders additional shares. Any repurchase of shares or issuance of additional value by us, whether at the request of the shareholders or at our option, relieves us of any future price protection obligations.

These rights represent a stand-alone derivative which was included as part of the consideration issued for the acquisition. Using a trinomial tree model, we determined that the value of this option was $2.8 million as of the Closing Date and created a liability on our balance sheet for this amount. The liability will be marked to market each period to reflect changes in the value of the option driven by share price, share price volatility and time to maturity. At December 31, 2007, the value of the option, using the same valuation model, was determined to be $2.4 million. The derivative will be marked to market until it is exercised or expires. During the year ended December 31, 2007, the liability associated with this derivative decreased $0.4 million which is recognized as a reduction of interest expense. The liability will generally increase should our share price decline, and will decrease with the passage of time.

The ITS acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical basis.

The preliminary purchase price allocations to identifiable intangible asset, principally customer lists, and goodwill were $21.2 million and $33.1 million, respectively. The identifiable intangible asset will be amortized over its useful life of ten years based on an accelerated amortization schedule that approximates the pattern in which economic benefit of the intangible asset is consumed or otherwise used up.

On February 21, 2007, we entered into an agreement with Bank of America to refinance our existing debt with $85 million in term loans (“2007 Notes”). The agreement also provides a $15 million revolver (“Revolver”) under which we can secure up to $5 million in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $1.8 million as a result of letters of credit which the bank has issued. Interest on both the Revolver and the 2007 Notes is one-month LIBOR plus 225 to 275 basis points based upon the ratio of our funded indebtedness to our EBITDA, and is payable monthly. The interest rate at December 31, 2007 was 7.57%. The 2007 Notes and the Revolver are secured by our assets. We incurred $1.5 million in financing costs in conjunction with the transaction, and these costs have been deferred and are being amortized using the effective interest rate method over the term of the term loans. In addition, we incur a commitment fee of 0.5% on any unused portion of the Revolver. We received a waiver agreement from the lender, Bank of America, waiving the acknowledged event of default for failing to timely submit consolidated financial statements.

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

We entered into an interest rate cap agreement (“2006 Hedge”) on June 30, 2006 that protected cash flows on designated one-month LIBOR-based payments beginning on July 3, 2006 through July 1, 2008. The 2006 Hedge limited the exposure to interest rate increases in excess of 5.5%. Approximately 82%, or $70.0 million, of our 2006 Notes had its interest payments perfectly hedged against increases in variable-rate interest payments over 5.5% by the 2006 Hedge up until the 2006 Notes were refinanced on February 21, 2007. On February 21, 2007, the 2006 Hedge was de-designated and was sold on April 3, 2007. The 2006 Hedge was replaced by the 2007 Hedge in order to be hedged against the 2007 Notes.

We issued $75 million of redeemable convertible preferred stock on July 3, 2006. An amount equal to 8% per annum of the original purchase price of the redeemable convertible preferred stock plus interest thereon accrues quarterly as an increase to the stockholders’ liquidation preference. Additionally, the redeemable convertible preferred stock is subject to put and call rights following the seventh anniversary of its issuance for an amount equal to 115% of the original issuance price plus the preferred dividend.

Our material commitments under operating and capital leases and purchase obligations are as follows (in thousands):

		Year Ended December 31,
	Total	2008	2009	2010	2011	2012	Thereafter

Capital lease obligations	$92	$37	$36	$19	$—	$—	$—
Operating leases	34,874	4,557	4,661	4,726	4,804	4,504	11,622
Purchase obligations	730	730	—	—	—	—	—
Notes payable	85,000	9,562	15,937	17,000	32,938	9,563	—

Total obligations	$120,840	$15,030	$20,634	$21,745	$37,742	$14,067	$11,622

Based on the one-month LIBOR at December 31, 2007, the estimated interest payments related to the Notes payable are $6.3 million, $5.3 million, $4.0 million, $2.4 million and $0.1 million in 2008, 2009, 2010, 2011 and 2012, respectively.

Future capital requirements will depend upon many factors, including our need to finance any future acquisitions, the timing of research and product development efforts and the expansion of our marketing effort. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related equipment, and personnel.

We currently believe that cash on hand, investments and the cash we expect to generate from operations will be sufficient to meet our current anticipated cash requirements for at least the next twelve months. Additionally, we completed the acquisition of ITS for $48.1 million, including transaction costs of $0.3 million, on August 10, 2007. We forecast that we will not need additional capital as a result of the ITS acquisition as ITS is forecasted to be accretive cash flows.

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

We are exposed to the impact of interest rate changes as they affect our term loans. The interest rate charged on our term loans varies based on LIBOR and, consequently, our interest expense could fluctuate with changes in the LIBOR rate through the maturity date of the term loans. We have entered into an interest rate cap agreement that effectively limited our exposure to interest rate fluctuations on $65 million of the $85 million in term loans outstanding at December 31, 2007. The remaining $20 million is not subject to any interest rate cap agreements. If LIBOR increased by one percent as of December 31, 2007, we would have incurred an additional $0.2 million of interest expense associated with the $20 million in term loans outstanding at December 31, 2007 that were not subject to any interest rate cap agreements.

We earn interest (float interest) in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. As such, the float interest earned is classified as payment services revenue in our consolidated statements of operations. This float interest revenue is exposed to changes in the general level of U.S. interest rates as it relates to the balances of these clearing accounts. The float interest totaled $10.3 million, $6.4 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In December 2007, the Company reclassified $10.2 million of investments in the Columbia Strategic Cash Portfolio (the “Fund”) from cash and cash equivalents to short-term investments. The Fund was short-term and highly liquid in nature prior to the fourth quarter of 2007 and was classified as a cash equivalent. During the fourth quarter of 2007, the Fund was closed by the Fund administrator to future investment, partially due to the subprime credit market crisis, and began liquidating the Fund in an orderly manner. The Funds were then converted to a net asset value basis and marked to market daily. The Company will remain in the Fund through the liquidation period. The Fund is expected to substantially liquidate over the next twelve months and as such the Fund was appropriately classified in short-term investments at fair value in the consolidated balance sheet at December 31, 2007. The Company adjusted the fund to its estimated fair value at December 31, 2007 and recognized an unrealized loss of $0.1 million related to this investment.

There may be further decreases in the value of the Fund based on changes in market values of the securities held in the Fund. To the extent the Company determines there is a further decline in fair value, the Company may recognize additional unrealized losses in future periods.

Item 8.	Consolidated Financial Statements and Supplementary Data

*	All other schedules prescribed under Regulation S-X are omitted because they are not applicable or not required.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Online Resources Corporation:

We have audited Online Resources Corporation’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(c)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Online Resources Corporation acquired Internet Transaction Services, Inc. during 2007, and management excluded from its assessment of the effectiveness of Online Resources Corporation’s internal control over financial reporting as of December 31, 2007, Internet Transaction Services Inc.’s internal control over financial reporting associated with total assets of $15.2 million, excluding goodwill and intangible assets recorded at the time of acquisition which were included in management’s assessment and our audit, and total revenues of $8.1 million included in the consolidated financial statements of Online Resources Corporation as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of Online Resources Corporation also excluded an evaluation of the internal control over financial reporting of Internet Transaction Services, Inc.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified and included in its assessment material weaknesses related to ineffective monitoring activities in the financial close process and inadequate policies and procedures for the accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Online Resources Corporation as of December 31,

2007, and the related consolidated statements of operations, stockholders’ equity and cash flows, for the year then ended. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated April 8, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

McLean, Virginia
April 8, 2008

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Online Resources Corporation:

We have audited the accompanying consolidated balance sheet of Online Resources Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II for the year ended December 31, 2007. The consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Online Resources Corporation and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Online Resources Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 8, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
April 8, 2008

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Online Resources Corporation:

We have audited the accompanying consolidated balance sheets of Online Resources Corporation as of December 31, 2006, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the years ended December 31, 2006 and 2005. Our audits also included the financial statement schedule listed in the accompanying index in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Online Resources Corporation at December 31, 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

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

/s/  Ernst & Young LLP

McLean, Virginia
March 15, 2007

ONLINE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$13,227	$31,189
Restricted cash	1,535	3,919
Consumer deposits receivable	8,279	—
Short-term investments	9,135	965
Accounts receivable (net of allowance of $84 and $148, respectively)	16,546	14,291
Deferred implementation costs	1,459	1,598
Deferred tax asset, current portion	902	2,561
Prepaid expenses and other current assets:	4,601	3,543

Total current assets	55,684	58,066
Property and equipment, net	26,852	19,110
Deferred tax asset, less current portion	32,914	11,635
Deferred implementation costs, less current portion	1,628	1,015
Goodwill	184,300	168,085
Intangible assets	36,924	25,128
Other assets	2,415	3,552

Total assets	$340,717	$286,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,001	$2,332
Consumer deposits payable	10,555	—
Accrued expenses	5,494	3,996
Accrued compensation	2,019	2,306
Notes payable, senior secured debt, current portion	9,562	—
Deferred revenues, current portion	5,673	4,919
Interest payable	72	2,688
Other current liabilities	2,683	342

Total current liabilities	38,059	16,583
Notes payable, senior secured debt, less current portion	75,438	85,000
Deferred revenues, less current portion	3,916	3,374
Other long-term liabilities	2,592	6,191

Total liabilities	120,005	111,148
Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at December 31, 2007 (Redeemable on July 3, 2013 at $135,815)	82,542	72,108
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 28,895 issued and 28,819 outstanding at December 31, 2007 and 25,865 issued and 25,789 outstanding at December 31, 2006	3	3
Additional paid-in capital	198,333	166,355
Accumulated deficit	(59,744)	(62,388)
Treasury stock, 76 shares	(228)	(228)
Accumulated other comprehensive loss	(194)	(407)

Total stockholders’ equity	138,170	103,335

Total liabilities and stockholders’ equity	$340,717	$286,591

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

Revenues:
Account presentation services	$8,998	$8,051	$8,826
Payment services	104,228	65,500	35,841
Relationship management services	8,138	8,022	7,716
Professional services and other	13,768	10,163	8,118

Total revenues	135,132	91,736	60,501
Costs and expenses:
Service costs	57,456	34,623	21,386
Implementation and other costs	6,627	6,694	4,671

Costs of revenues	64,083	41,317	26,057

Gross profit	71,049	50,419	34,444
General and administrative	28,933	19,780	13,664
Sales and marketing	23,446	18,009	8,680
Systems and development	9,196	7,382	4,204

Total expenses	61,575	45,171	26,548

Income from operations	9,474	5,248	7,896
Other (expense) income:
Interest income	1,242	1,961	1,303
Interest expense	(6,731)	(5,506)	(5)
Other (expense) income	(117)	(447)	3
Loss on extinguishment of debt	(5,625)	—	—

Total other (expense) income	(11,231)	(3,992)	1,301

Income (loss) before income taxes	(1,757)	1,256	9,197
Income tax (benefit) provision	(12,703)	935	(13,466)

Net income	10,946	321	22,663
Preferred stock accretion	8,302	4,309	—

Net income (loss) available to common stockholders	$2,644	$(3,988)	$22,663

Net income (loss) available to common stockholders per share:
Basic	$0.10	$(0.16)	$0.97
Diluted	$0.09	$(0.16)	$0.88
Shares used in calculation of net income (loss) available to common stockholders per share:
Basic	27,153	25,546	23,434
Diluted	29,150	25,546	25,880

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	Equity

Balance at December 31, 2004	19,265	$2	$114,648	$(79,651)	$(228)	$—	$34,771
Comprehensive income:
Net income	—	—	—	22,663	—	—	22,663

Comprehensive income							22,663
Exercise of common stock options	516	—	2,992	—	—	—	2,992
Tax benefit from the exercise of employee stock options	—	—	47	—	—	—	47
Issuance of common stock	131	—	339	—	—	—	339
Issuance of common stock in connection with follow-on offering, net of costs	5,120	1	40,224	—	—	—	40,225
Issuance of common stock in connection with IDS acquisition	181	—	1,999	—	—	—	1,999

Balance at December 31, 2005	25,213	3	160,249	(56,988)	(228)	—	103,036
Adjustment under SAB No. 108 (Note 2)	—	—	—	(1,412)	—	—	(1,412)
Comprehensive loss:
Net income	—	—	—	321	—	—	321
Unrealized loss on hedging instrument	—	—	—	—	—	(407)	(407)

Comprehensive loss							(86)
Preferred stock accretion	—	—	—	(4,309)	—	—	(4,309)
Equity compensation cost	—	—	2,512	—	—	—	2,512
Exercise of common stock options	541	—	3,288	—	—	—	3,288
Issuance of common stock	35	—	306	—	—	—	306

Balance at December 31, 2006	25,789	3	166,355	(62,388)	(228)	(407)	103,335
Comprehensive income:
Net income	—	—	—	10,946	—	—	10,946
Net unrealized gain on hedging instrument, net of taxes of $60	—	—	—	—	—	213	213

Comprehensive income							11,159
Preferred stock accretion	—	—	—	(8,302)	—	—	(8,302)
Equity compensation cost	—	—	3,296	—	—	—	3,296
Exercise of common stock options	771	—	3,767	—	—	—	3,767
Issuance of common stock	42	—	202	—	—	—	202
Issuance of common stock in connection with ITS acquisition	2,217		24,713				24,713

Balance at December 31, 2007	28,819	$3	$198,333	$(59,744)	$(228)	$(194)	$138,170

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005

Operating activities
Net income	$10,946	$321	$22,663
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(13,380)	(531)	(13,665)
Depreciation and amortization	19,811	12,772	5,856
Equity compensation expense	3,198	2,512	—
Write off and amortization of debt issuance costs	4,330	445	—
Loss on disposal of assets	180	1	104
(Benefit) provision for losses on accounts receivable	(12)	(21)	2
Loss on investments	117	—	—
Change in fair value of stock price protection	(355)	—	—
Change in fair value of theoretical swap derivative	(1,145)	—	—
Loss on cash flow hedge derivative security	350	—	—
Amortization of bond discount	—	—	(1)
Loss on preferred stock derivative security	—	158	—
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	2,292	(1,699)	(569)
Consumer deposit receivable	(3,297)	—	—
Consumer deposit payable	5,285	—	—
Accounts receivable	(2,169)	(1,486)	1,327
Prepaid expenses and other assets	(1,769)	646	1,453
Deferred implementation costs	(474)	(1,484)	(249)
Accounts payable	(3,247)	58	(565)
Accrued expenses and other liabilities	(1,118)	(275)	511
Interest payable	(2,616)	2,688	—
Deferred revenues	1,296	2,905	1,578

Net cash provided by operating activities	18,225	17,010	18,445
Investing activities
Purchases of property and equipment	(16,360)	(9,823)	(7,481)
Purchase of short-term investments	(10,167)	(965)	—
Sale of short-term investments	1,880	—	—
Purchases of available-for-sale securities	—	—	(3,100)
Sales of available-for-sale securities	—	—	4,400
Acquisition of Internet Transactions Solutions, Inc., net of cash acquired	(12,220)	—	—
Acquisition of Princeton, net of cash acquired	—	(184,362)	—
Acquisition of Integrated Data Systems, Inc., net of cash acquired	—	—	(3,317)

Net cash used in investing activities	(36,867)	(195,150)	(9,498)
Financing activities
Net proceeds from issuance of common stock	3,998	3,486	3,378
Net proceeds from issuance of common stock in follow-on offering	—	—	40,224
Net proceeds from issuance of redeemable convertible preferred stock	—	69,912	—
Purchase of cash flow derivative	(121)	(455)	—
Sale of cash flow derivative	22	—	—
Debt issuance costs on refinancing of long-term debt	(1,479)	—	—
Prepayment penalty on repayment of 2006 notes	(1,700)	—	—
Proceeds from issuance of 2007 notes	85,000	—	—
Repayment of 2006 notes	(85,000)	—	—
Net proceeds from issuance of 2006 notes	—	80,549	—
Repayment of capital lease obligations	(40)	(27)	(27)

Net cash provided by financing activities	680	153,465	43,575

Net (decrease) increase in cash and cash equivalents	(17,962)	(24,675)	52,522
Cash and cash equivalents at beginning of year	31,189	55,864	3,342

Cash and cash equivalents at end of year	$13,227	$31,189	$55,864

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands except share data)

SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS:

	Year Ended December 31,
	2007	2006	2005

Cash paid for interest	$10,091	$2,665	$4
Income taxes paid	$464	$77	$282
Net unrealized gain (loss) on hedge and investments	$137	$(407)	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

On August 10, 2007, the Company acquired all the outstanding shares of Internet Transaction Solutions, Inc. (“ITS”) for an aggregate amount of $48.1 million including transaction costs. For additional information, see Note 3, Acquisitions, in the Notes to the Consolidated Financial Statements.

The following represents the fair value of assets acquired, net of liabilities assumed at the acquisition date, August 10, 2007 (unaudited):

Cash and cash equivalents	$8,431
Consumer deposits receivable	4,982
Accounts receivable	48
Other current assets	50
Property and equipment	2,063
Trademarks and patents	8
Customer lists	21,220
Goodwill	33,123
Other assets	15

Total assets purchased	69,940
Accounts payable	7,634	(1)
Consumer deposits payable	5,270
Accrued expenses	1,089
Deferred tax liabilities	7,808

Total liabilities assumed	21,801

Total net assets	$48,139

Cash	$20,306
Issuance of 2,216,552 common shares at $11.15 per share	24,713
Stock price protection	2,783
Transaction costs	337

Aggregate purchase price	$48,139

(1)	Included $7.1 million of liabilities assumed related to the settlement of stock options which was expected to occur prior to closing.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

	Year Ended December 31,
	2007	2006	2005

Common stock issued in connection with ITS acquisition	$24,713	$—	$—
Common stock issued in connection with IDS earnout and acquisition	$—	$119	$1,999
Issuance of equity award liabilities	$—	$(11)	$—

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Online Resources Corporation (the “Company”) provides outsourced, web-based financial technology services to financial institution, biller, card issuer and creditor clients. The Company serves billable consumer and business end-users within four business lines in two primary vertical markets. End-users may access and view their accounts online and perform various web-based, self-service functions. They may also make electronic bill payments and funds transfers, utilizing the Company’s unique, real-time debit architecture, ACH and other payment methods. The Company’s value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for its clients. Further, the Company provides professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. The Company currently operates in two business segments — Banking and eCommerce.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Changes in Application of Accounting Policy

Theoretical Swap Derivative — During 2007, the Company changed how it defines the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock (“Series A-1 Preferred Stock”) issued in conjunction with the Princeton acquisition on July 3, 2006. At the time of acquisition, the embedded derivative was defined as the right to receive interest like returns on accrued, but unpaid dividends, and was included in other long-term liabilities on the balance sheet at its fair value at the date of acquisition. The fair value of the embedded derivative was marked to market at the end of each reporting period by adjusting interest expense. During 2007, the Company determined that it was more appropriate to define the embedded derivative as the difference between the right to receive a fixed rate of return on the accrued, but unpaid dividends and the variable negotiated rate, which creates a theoretical swap between the fixed rate of return on the accrued, but unpaid dividends and the variable rate actually accrued on the unpaid dividends. This embedded derivative was reclassified from other long-term liabilities to Series A-1 Preferred Stock in the mezzanine section on the consolidated balance sheet. The theoretical swap had no value at the date of issuance and this embedded derivative is marked to market at each period through earnings, with the fair value of the theoretical swap recognized as an other asset or other long-term liability at each balance sheet date.

Shown below is the cumulative impact of the change in definition for the periods prior to January 1, 2007 (in thousands):

Increase to other assets	$229
Increase to Series A-1 Preferred Stock	$1,928
Decrease to other long-term liabilities	$(2,289)
Decrease to preferred stock accretion	$(204)
Decrease to interest expense	$(461)

Change in Method of Recognition of Revenue and Deferred Costs — During 2007, the Company changed the manner in which it recognizes revenue and costs associated with up-front implementation fees received to install a new client on its system and new-user setup fees received to create payment delivery instructions for the end-users of its clients. The Company defers these fees upon receipt along with the costs incurred in providing these services and has historically recognized the revenues and costs related to these fees on a straight-line basis over the client’s remaining contract term. In accordance with Emerging Issues Task Force (“EITF”) No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”), the implementation fees, new user set-up fees, and service revenues are considered a single unit of accounting. Therefore, both the service revenues and the implementation and new user fees are required to be accounted for in a consistent manner. As the service revenues are recognized on a proportionate performance basis, the Company has changed its methodology for recognition of the implementation and new user fees to the proportionate

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance method. The Company further determined that the implementation costs should be charged to expense proportionally and over the same period that associated service fees are recognized as revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”). The cumulative impact of the change in recognition method of revenue and costs in for the periods prior to January 1, 2007 was as follows (in thousands):

Decrease to revenue	$(161)
Decrease to cost of revenue	$(109)
Decrease to net income	$(52)

The Company assessed the cumulative impact these changes would have on the statement of operations for the twelve months ended December 31, 2007 and the balance sheet at December 31, 2007 and determined that the changes would not have a material impact on the current or prior interim or annual consolidated financial statements. Consequently, the changes were made effective July 1, 2007.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalent.

Restricted Cash

The Company’s restricted cash consists of funds from unclaimed bill payment checks, which the Company will either return to the initiator of the bill payment or surrender the funds to the appropriate state escheat funds.

Consumer Deposit Receivable and Payables

Consumer deposits receivable is comprised of in-transit customer payment transactions, related to the Company’s ITS operations, that have not been received by the Company. Consumer deposits payable is comprised of cash held, related to ITS operations, that will be remitted to customers for collections made on their behalf.

Short-term Investments

In December 2007, the Company reclassified $10.2 million of investments in the Columbia Strategic Cash Portfolio (the “Fund”) from cash and cash equivalents to short-term investments. The Fund was short-term and highly liquid in nature prior to the fourth quarter of 2007 and was classified as a cash equivalent. During the fourth quarter of 2007, the Fund was closed by the Fund administrator to future investment, partially due to the subprime

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit market crisis, and began liquidating the Fund in an orderly manner. The Funds were then converted to a net asset value basis and marked to market daily. The Company will remain in the Fund through the liquidation period. The Fund is expected to substantially liquidate over the next twelve months and as such, the Fund was appropriately classified in short-term investments at fair value in the consolidated balance sheet at December 31, 2007. The Company adjusted the fund to its estimated fair value at December 31, 2007 and recognized an unrealized loss of $0.1 million related to this investment for the year ended December 31, 2007. Through March 31, 2008, the Company has received $3.1 million of proceeds from the liquidation of this instrument.

There may be further decreases in the value of the Fund based on changes in market values of the securities held in the Fund. To the extent the Company determines there is a further decline in fair value, the Company may recognize additional unrealized losses in future periods.

Fair Value of Financial Instruments

At December 31, 2007 and 2006, the carrying values of the following financial instruments: cash and cash equivalents, restricted cash, consumer deposits receivable, short-term investments, accounts receivable, accounts payable, consumer deposits payable, accrued expenses, notes payable and other liabilities approximate their fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying values of the Company’s notes payable approximate fair value due to the variable interest rate which resets every month based upon interest benchmarks and a premium that varies based upon financial metrics. Additionally, the Company has a cash flow hedge related to the interest. See fair value of cash flow hedge in Note 10, Financial Instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk at December 31, 2007 and 2006 consist primarily of cash and cash equivalents and restricted cash and short-term investments. The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution. At December 31, 2007 and 2006, the Company had cash and cash equivalents, restricted cash and short-term investment accounts in excess of the FDIC insured limits.

A customer that accounts for a significant percentage of sales relative to the Company’s total sales could potentially subject the Company to concentrations of credit risk. A December 31, 2007 and 2006, no one client or reseller partner accounted for more than 3% of our revenues.

Revenue Recognition

The Company generates revenues from service fees, professional services, and other supporting services as a financial technology services provider in the Banking and eCommerce markets.

Service fee revenues are generally comprised of account presentation services, payment services and relationship management services. Many of the Company’s contracts contain monthly user fees, transaction fees and new user registration fees for the account presentation services, payment services and relationship management services it offers that are often subject to monthly minimums, all of which are classified as service fees in the Company’s consolidated statements of operations. Additionally, some contracts contain fees for relationship management marketing programs which are also classified as service fees in the Company’s consolidated statements of operations. These services are not considered separate deliverables pursuant to EITF No. 00-21. Fees for relationship management marketing programs, monthly user and transaction fees, including the monthly minimums, are recognized in the month in which the services are provided or, in the case of minimums, in the month to which the minimum applies. The Company recognizes revenues from service fees in accordance with SAB No. 104, which requires that revenues generally are realized or realizable and earned when all of the following criteria are met: a) persuasive evidence of an arrangement exists; b) delivery has occurred or services have been rendered; c) the seller’s price to the buyer is fixed or determinable; and d) collectibility is reasonably assured. Revenues associated with services that are subject to refund are not recognized until such time as the exposure to potential refund has lapsed.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Implementation and new user registration fees, in accordance with EITF No. 00-21, are considered a single unit of accounting with the service fees associated with the contract. As such, implementation and new user registration fees are recognized consistently the way service fees are recorded, on a proportionate performance basis. For additional information on the change in accounting policy for revenue recognition related to implementation and new user registration fees, see the Change in Application of Accounting Policy section included in this note.

The Company collects funds from end-users and aggregates them in clearing accounts, which are not included in its consolidated balance sheets, as the Company does not have ownership of these funds. For certain transactions, funds may remain in the clearing accounts until a payment check is deposited or other payment transmission is accepted by the receiving merchant. The Company earns interest on these funds for the period they remain in the clearing accounts. The collection of interest on these clearing accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The interest totaled $10.3 million, $6.4 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is classified as payment services revenue in the Company’s consolidated statements of operations.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. See Note 9, Income Taxes, for further discussion.

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

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. See the table below for depreciable lives for each asset grouping. Depreciation expense was $6.4 million, $5.3 million and $3.9 million for the years ended December 31, 2007, 2006, and 2005, respectively, and is included as cost of revenues and general and administrative expenses in the consolidated Statements of Operations. See Note 6, Property and Equipment and Capitalized Software Costs, for additional information.

Asset Group	Depreciable Life

Central processing systems and terminals	3-5 years
Office furniture and equipment	5 years
Central processing systems and terminals under capital leases	shorter life of 3-5 years or lease term
Office furniture and equipment under capital leases	shorter life of 5 years or lease term
Leasehold improvements	generally remaining lease term (1)

(1)	If the leasehold improvements estimated life is shorter than the remaining lease term, the estimated life is used as the depreciable term.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Amortization of capitalized computer software costs was $4.0 million, $2.5 million and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. See Note 6, Property and Equipment and Capitalized Software Costs, for additional information.

Goodwill

With the acquisitions of ITS on August 10, 2007, Princeton eCom Corporation (“Princeton”) on July 3, 2006, Integrated Data Systems, Inc. (“IDS”) on June 27, 2005, and Incurrent Solutions, Inc. (“Incurrent”) on December 22, 2004, the Company recorded goodwill and intangible assets in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). In accordance with SFAS No. 142, Goodwill and Intangible Assets (“SFAS No. 142”), goodwill is not amortized and is tested at the reporting unit level at least annually or whenever events or circumstances indicate that goodwill might be impaired. The Company has elected to test for goodwill impairment annually as of October 1. There was no impairment of goodwill based on the Company’s goodwill testing as of October 1, 2007, 2006 and 2005.

Impairment of Long-Lived Assets and Intangible Assets

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company periodically evaluates the recoverability of long-lived assets, including deferred implementation costs, property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets include customer lists, non-compete agreements, purchased technology, patents and trademarks, which are amortized over their useful lives of five to eleven years based on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed or otherwise used up. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. There were no indicators of impairment for a particular asset group during the three years ended December 31, 2007.

Theoretical Swap Derivative

The Company bifurcated the fair market value of the embedded derivative associated with the Series A-1 Preferred Stock issued in conjunction with the Princeton acquisition on July 3, 2006 in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The Company determined that the embedded derivative is defined as the right to receive a fixed rate of return on the accrued, but unpaid dividends and the variable negotiated rate, which creates a theoretical swap between the fixed rate of return on the accrued, but unpaid dividends and the variable rate actually accrued on the

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unpaid dividends. This embedded derivative is marked to market at the end of each reporting period through earnings and an adjustment to other assets or other long-term liabilities in accordance with SFAS No. 133. There is no active quoted market available for the fair value of the embedded derivative. Thus, management has to make substantial estimates about the future cash flows related to the asset, the estimated period which the Series A-1 Preferred Stock will be outstanding and the appropriate discount rates commensurate with the risks involved. For additional information in regards to a change in accounting policy for this embedded derivative, see the Changes in Application of Accounting Policy section at the beginning of this note.

Accounting Policy for Derivative Instruments

SFAS No. 133, requires companies to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

Reclassification

Certain amounts reported in prior periods have been reclassified to conform to the 2007 presentation.

Net Income (Loss) Available to Common Stockholders Per Share

Net income (loss) available to common stockholders per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding. Shares associated with stock options, restricted stock units, warrants and convertible securities are not included to the extent they are anti-dilutive.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), requires that items defined as comprehensive income or loss to be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Pursuant to SFAS No. 123(R), the Company chose to apply the with-and-without approach for the ordering recognition of excess tax benefits for share based awards and other benefits in accordance with Emerging Issues Task Force Topic No. D-32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations.

Prior to January 1, 2006, the Company accounted for its equity compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as permitted by SFAS No. 123. No stock-based employee compensation cost was recognized in the consolidated statements of operations for 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

If compensation expense for stock options had been determined based on the fair value at the grant dates for awards under the Company’s equity compensation plans, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated as follows:

Twelve Months Ended
December 31, 2005
(In thousands, except
per share amounts)

Net income, as reported	$22,663
Adjustment to net income for:
Pro forma stock-based compensation expense	(2,783)

Pro forma net income	$19,880

Basic net income per share:
As reported	$0.97
Pro forma	$0.85
Diluted net income per share:
As reported	$0.88
Pro forma	$0.77

See Note 15, Equity Compensation Plans, for a description of the Company’s equity compensation plans and the details of the Company’s stock compensation expense.

Recently Issued Pronouncements

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

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and financial liabilities and 2008 for nonfinancial assets and nonfinancial liabilities and interim periods within those fiscal years. The Company elected to adopt the standard on January 1, 2008. Based on an analysis the Company performed, it was determined that adopting the new standard will not have a material impact on the Company’s financial position and results of operations.

In January 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities (“SFAS No. 159”). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We are currently assessing the impact that SFAS No. 159 will have on its results of operations and financial position.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations, which will improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. The new standard will require the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This pronouncement is effective for financial statements issued subsequent to December 15, 2008. Early adoption is not permissible, therefore the Company will apply this standard to acquisitions made after January 1, 2009.

3.	ACQUISITIONS

Internet Transaction Solutions, Inc.

On August 10, 2007, pursuant to the terms of the Agreement and Plan of Merger dated July 26, 2007, as thereafter amended and restated, the Company and its wholly-owned subsidiary, ITS Acquisition Sub, LLC, completed the merger under which the Company acquired all of the outstanding stock of Internet Transaction Solutions, Inc., a Delaware corporation, for total consideration of approximately $48.1 million including transaction related costs of $0.3 million. The Company agreed to issue 2,216,552 shares of its common stock to the stockholders and preferred rights holder of ITS in partial payment of the purchase price. These shares have been valued at $24.7 million, and the balance of the purchase price, approximately $20.3 million, was paid in cash. Of the $20.3 million paid in cash, $3.6 million has been escrowed to cover indemnification claims, if any, that may arise in favor of the Company within one year from the closing of the merger with ITS.

As part of the purchase consideration for ITS, the Company also agreed to provide the former shareholders of ITS with price protection related to the 2,216,552 shares issued to them for a period of one year from the date the shares were issued, which was August 10, 2007 (the “Closing Date”). Under the guarantee, if the volume weighted average price of the Company’s shares for the 10-day period ending two

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

days before the six, nine and twelve month anniversary dates of the Closing Date is less than $11.15, these shareholders have the right to put their shares to us. We can pay cash for the difference or issue additional shares. If we elect to pay cash, we pay the difference between the volume weighted average price of our shares for the 10-day period ended August 8, 2007, or $11.63, less the price corresponding to the applicable anniversary dates. If we issue shares in lieu of a cash payment, we would issue shares with a value equal the difference between $11.15 and the value corresponding to the applicable anniversary dates. Additionally, on any trading day that the closing price of the Company’s shares is 20% or more below $11.15, the Company has the right to restore the shareholders to a total value per share equal to the issuance price. The Company can choose to repurchase the shares with cash or give the shareholders additional shares. Any repurchase of shares or issuance of additional value by the Company, whether at the request of the shareholders or at the Company’s option, relieves the Company of any future price protection obligations.

These rights represent a stand-alone derivative which was included as part of the consideration issued for the acquisition. Using a trinomial tree model, the Company determined that the value of this option was $2.8 million as of the Closing Date and recorded this amount in other current liabilities on the consolidated balance sheet. The liability will be marked to market each period to reflect changes in the value of the option driven by share price, share price volatility and time to maturity. At December 31, 2007, the value of the option, using the same valuation model, was determined to be $2.4 million. The derivative will be marked to market until it is exercised or expires. During the year ended December 31, 2007, the liability associated with this derivative decreased $0.4 million which is recognized as a reduction of interest expense. The liability will generally increase if the Company’s share price declines, and will also decrease due to the passage of time.

ITS is a leading provider of electronic payment solutions to receivable management companies and utilities. ITS’ solutions enable consumers to process bill payments through the Web, telephone (integrated voice response) or a customer service representative, resulting in significant cost savings, faster collections, and improved service for its biller customers. ITS’ services are primarily utilized by receivable management companies and utilities billers. ITS generates revenue from billpay transaction fees, which are either paid by the end-user or the client biller. The Company operates the ITS business segment within its eCommerce segment. The acquisition has been accounted for using the purchase method of accounting. The purchase price allocation and the tax effect of the acquisition is preliminary. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical basis. ITS had significant intangible assets related to its customer list and employee base. An identified value was assigned to the customer list, and the identified value assigned to the employee base was included within goodwill. No other significant intangible assets were identified or included in goodwill.

The preliminary purchase price allocations to identifiable intangible asset and goodwill were $21.2 million and $33.1 million, respectively. The identifiable intangible asset will be amortized over its useful life of ten years based on an accelerated amortization schedule that approximates the pattern in which economic benefit of the intangible asset is consumed or otherwise used up.

The results of operations for ITS are included within the eCommerce segment in the consolidated statements of operations beginning August 11, 2007. The financial information in the table below summarizes the results of operations of the Company and ITS on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the periods presented (in thousands except per share amounts).

	Unaudited Pro forma Information
	For the Year Ended December 31
	2007	2006

Revenues	$146,891	$106,267
Net income (loss) available to common stockholders	2,703	(4,931)
Net income (loss) available to common stockholders per share:
Basic	$0.09	$(0.18)
Diluted	$0.07	$(0.18)

The following table summarizes the estimate fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

	At August 10, 2007

Cash and cash equivalents	$8,431
Consumer deposits receivable	4,982
Accounts receivable	48
Other current assets	50
Property and equipment	2,063
Trademarks and patents	8
Customer lists	21,220
Goodwill	33,123
Other assets	15

Total assets purchased	69,940
Accounts payable	7,634	(1)
Consumer deposits payable	5,270
Accrued expenses	1,089
Deferred tax liabilities	7,808

Total liabilities assumed	21,801

Total net assets	$48,139

Cash	$20,306
Issuance of 2,216,552 common shares at $11.15 per share	24,713
Stock price guarantee	2,783
Transaction costs	337

Aggregate purchase price	$48,139

(1)	Included $7.1 million of liabilities assumed related to the settlement of stock options which was expected to occur prior to closing.

Princeton

On July 3, 2006, the Company and its wholly-owned subsidiary, Online Resources Acquisition Co., completed the merger under which the Company acquired all of the outstanding stock of Princeton eCom, a Delaware corporation, for a cash acquisition price of $180 million with a $10 million contingent payment tied to the occurrence of a future event which subsequently did not occur, thereby negating the payment obligation.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To finance the Princeton acquisition, the Company issued, on July 3, 2006, $85 million of senior secured notes (“2006 Notes”) due, payable in full, on June 26, 2011 and $75 million of Series A-1 Preferred Stock. The Company incurred issuance costs of $4.5 million for the senior secured notes and $5.1 million for the Series A-1 Preferred Stock. Interest on the 2006 Notes was one-month London Interbank Offered Rate (“LIBOR”) plus 700 basis points, and was payable quarterly. On February 21, 2007, the Company entered into an agreement with Bank of America to refinance its existing debt with $85 million in term loans (“2007 Notes”). The Company paid a $1.7 million pre-payment penalty and wrote-off $3.9 million in deferred financing costs in conjunction with the transaction. Interest on the 2007 Notes is one-month LIBOR plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the 2007 Notes), and is payable monthly. The interest rate at December 31, 2007 was 7.57%.

The Series A-1 Preferred Stock accrues a cumulative dividend at 8% per annum of the original issuance price with an interest factor thereon based upon the iMoneyNet First Tier Institutional Average. For a full description of the senior secured notes and Series A-1 Preferred Stock, see Notes 11, Senior Secured Notes, and Note 12, Redeemable Convertible Preferred Stock.

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

The Company now operates the Princeton businesses within its Banking and eCommerce segments. Founded in 1984, Princeton provides electronic payment solutions. Princeton’s solutions enable consumers to process bill payments from the Web, telephone (integrated voice response), customer service representative, and home banking platforms, resulting in significant cost savings, faster collections, and improved service for its bank and biller customers. Princeton’s services are utilized by financial institutions, billers, and distribution partners, including many top 100 banks and Fortune 1000 billers. These customers take advantage of Princeton’s wide range of electronic payment solutions, which include lockbox and concentration payment products; one-time, enrolled, and convenience pay services; and electronic bill presentment solutions. Princeton generates revenues from (i) transaction fees, including invoice presentment and payment processing fees; (ii) professional services fees for implementation and customized solutions; and (iii) interest on funds held.

The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical basis. Princeton had significant intangible assets related to its customer list, technology and employee base. Identified values were assigned to the customer list and technology and the identified value assigned to the employee base was included within goodwill. No other significant intangible assets were identified or included in goodwill.

The finalized purchase price allocations to identifiable intangible assets and goodwill were $27.7 million and $151.2 million, respectively. The identifiable intangible assets will be amortized over their useful lives of 6-11 years based on an accelerated amortization schedule that approximates the pattern in which economic benefits of the intangible assets are consumed or otherwise used up.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The results of operations from these reportable segments were as follows for the three years ended December 31, 2007 (in thousands):

			Unallocated
	Banking	eCommerce	Expenses(1)	Total

Year ended December 31, 2007:
Revenues:
Account presentaion services	$2,936	$6,062	$—	$8,998
Payment services	80,334	23,894	—	104,228
Relationship management services	8,033	106	—	8,138
Professional services and other	8,816	4,951	—	13,768

Total revenues	100,119	35,013	—	135,132
Costs of revenues	41,167	20,938	1,978	64,083

Gross profit	58,952	14,075	(1,978)	71,049
Operating expenses	24,158	15,018	22,399	61,575

Income (loss) from operations	$34,794	$(943)	$(24,377)	$9,474

Year ended December 31, 2006:
Revenues:
Account presentaion services	$2,751	$5,300	$—	$8,051
Payment services	59,277	6,224	—	65,501
Relationship management services	7,988	34	—	8,022
Professional services and other	7,090	3,072	—	10,162

Total revenues	77,106	14,630	—	91,736
Costs of revenues	30,350	9,787	1,180	41,317

Gross profit	46,756	4,843	(1,180)	50,419
Operating expenses	24,047	8,995	12,129	45,171

Income (loss) from operations	$22,709	$(4,152)	$(13,309)	$5,248

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Unallocated
	Banking	eCommerce	Expenses(1)	Total

Year ended December 31, 2005:
Revenues:
Account presentaion services	$2,939	$5,887	$—	$8,826
Payment services	35,765	76	—	35,841
Relationship management services	7,716	—	—	7,716
Professional services and other	6,025	2,093	—	8,118

Total revenues	52,445	8,056	—	60,501
Costs of revenues	21,393	4,382	282	26,057

Gross profit	31,052	3,674	(282)	34,444
Operating expenses	17,563	2,942	6,043	26,548

Income (loss) from operations	$13,489	$732	$(6,325)	$7,896

(1)	Unallocated expenses are comprised of intangible asset acquired technology amortization in costs of revenues and general and administrative expense of $14.9 million, intangible asset customer list amortization of $7.3 million and $0.2 million of technology development expense that are not included in the measure of segment profit or loss used internally to evaluate the segments for the twelve months ended December 31, 2007.

5.	INVESTMENTS

In December 2007, the Company reclassified $10.2 million of investments in the Columbia Strategic Cash Portfolio (the “Fund”) from cash and cash equivalents to short-term investments. The Fund was short-term and highly liquid in nature prior to the fourth quarter of 2007 and was classified as a cash equivalent. During the fourth quarter of 2007, the Fund was closed by the Fund administrator to future investment, partially due to the subprime credit market crisis, and began liquidating the Fund in an orderly manner. The Funds were then converted to a net asset value basis and marked to market daily. The Company will remain in the Fund through the liquidation period. The Fund is expected to substantially liquidate over the next twelve months and as such the Fund was appropriately classified in short-term investments at fair value in the consolidated balance sheet at December 31, 2007. The Company adjusted the fund to its estimated fair value at December 31, 2007 and recognized an unrealized loss of $0.1 million related to this investment.

There may be further decreases in the value of the Fund based on changes in market values of the securities held in the Fund. To the extent the Company determines there is a further decline in fair value, the Company may recognize additional unrealized losses in future periods.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE COSTS

Property and equipment and capitalized software costs consist of the following (in thousands):

	December 31,
	2007	2006

Central processing systems and terminals	$30,900	$25,752
Office furniture and equipment	3,057	2,903
Central processing systems and terminals under capital leases	1,476	1,197
Office furniture and equipment under capital leases	237	572
Internal use software	20,552	14,862
Leasehold improvements	6,048	2,425

Total	62,270	47,711
Less accumulated depreciation and amortization	(26,717)	(21,957)
Less accumulated amortization of internal use software	(8,374)	(5,462)
Less accumulated depreciation on assets held under capital leases	(327)	(1,182)

	$26,852	$19,110

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following (in thousands):

	Banking	eCommerce
	Segment	Segment	Total

Balance at December 31, 2005	$4,736	$11,587	$16,323
Goodwill acquired (Princeton eCom acquisition)	86,302	65,105	151,407
Adjustments	378	(23)	355

Balance at December 31, 2006	91,416	76,669	168,085
Goodwill acquired (ITS acquisition)	—	33,123	33,123
Adjustments(1)	(9,638)	(7,270)	(16,908)

Balance at December 31, 2007	$81,778	$102,522	$184,300

(1)	Primarily related to the reversal of income tax valuation allowance established in acquisitions.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of the following (in thousands):

	December 31,
	2007	2006

Gross carrying amount:
Purchased technology	$11,171	$11,183
Customer lists	40,483	19,263
Patents and Trademarks	244	222
Non-compete agreements	33	33

Total gross carrying amount	51,931	30,701
Accumulated amortization:
Less accumulated amortization of purchased technology	(3,440)	(1,475)
Less accumulated amortization of customer lists	(11,380)	(3,931)
Less accumulated amortization of patents and trademarks	(171)	(157)
Less accumulated amortization of non-compete	(16)	(10)

Total accumulated amortization	(15,007)	(5,573)

Total intangible assets	$36,924	$25,128

Amortization expense related to intangible assets was $9.4 million, $5.0 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

All intangible assets are amortized over their useful lives of five to eleven years based on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed or otherwise used up. Amortization expense is expected to approximate $9.4 million, $7.6 million, $5.9 million, $4.8 million and $3.3 million for the years ended December 31, 2008, 2009, 2010, 2011 and 2012.

8.	COMMITMENTS

The Company leases office space under operating leases expiring in 2010, 2013 and 2014. All but one of the leases provide for escalating rent over the respective lease term. Rent expense is recognized on a straight-line basis over the period of the lease. Rent expense under the operating leases for the years ended December 31, 2007, 2006, and 2005, was $5.6 million, $3.7 million and $2.1 million, respectively.

On May 21, 2004, the Company executed a ten-year lease covering approximately 75,000 square feet of office and data center space at the Company’s headquarters in Chantilly, VA. The rent commencement date of the new lease was October 1, 2004, and the Company received a lease incentive of approximately $1.7 million in connection with the lease. The Company amortized $0.2 million of the lease incentive in 2007 and 2006, respectively. The remaining balance of the incentive at December 31, 2007 is $1.2 million.

On October 1, 2007, the Company executed a seven-year lease covering approximately 22,000 additional square feet of office and data center space at the Company’s headquarters in Chantilly, VA. The Company was given a four-month deferral of rent payments on the additional space while the space was converted to useable space. The Company recognized rental expense of $0.1 million for the additional space during 2007. The Company also amended its lease for its facilities in Princeton, NJ in March 2007. In conjunction with the lease amendment, the Company received a lease incentive of approximately $0.4 million related to the Company’s construction of a disaster recovery site at its Princeton facilities. The benefit of this lease incentive has been deferred as part of a lease incentive obligation, recorded as a reduction to lease expense and recognized ratably over the term of the lease.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also leases certain equipment under capital leases. Future minimum lease payments under operating and capital leases are as follows (in thousands):

	Operating	Capital

2008	$4,557	$45
2009	4,661	40
2010	4,726	20
2011	4,804	—
2012	4,504	—
Thereafter	11,622	—

Total minimum lease payments	$34,874	105

Less amount representing interest		(13)

Present value of minimum lease payments		92
Less current portion		(37)

Long-term portion of minimum lease payments		$55

9.	INCOME TAXES

The Company incurred a current tax liability for federal income taxes resulting from alternative minimum tax (“AMT”), of approximately $0.2 million for both years ended December 31, 2007 and 2006. As a result of the AMT paid, the Company has approximately $0.6 million in AMT credits that can be used to offset regular income taxes when paid in the future. In addition, the Company incurred a current state tax liability of $0.1 million and a negligible amount primarily related to minimum state taxes for the years ended December 31, 2007 and 2006, respectively, this amount was accrued in 2007. A deferred benefit of $13.4 million was accrued during 2007 primarily related to the release of valuation allowance. During 2006, deferred expense of $0.9 million was recognized.

At December 31, 2007, the Company has federal net operating loss carryforwards of approximately $117.4 million that expire at varying dates from 2012 to 2026, excluding approximately $16 million related to the exercise of stock options. The benefit of the stock compensation deductions will be recognized in shareholders equity when the net operating losses are realized and reduce income taxes payable.

Pursuant to the acquisition of Princeton in July 2006, the Company acquired a net deferred tax asset of $19.9 million representing the acquisition of Princeton’s net operating loss carryforwards and the inclusion of non-deductible intangible asset amortization. This amount has been adjusted from the initial estimate of $48.9 million due to certain elections made in the company’s tax return after the initial purchase accounting was reflected in the 2006 financial statements. The net deferred tax asset was offset with a valuation allowance that was also accrued in purchase accounting. The valuation allowance was adjusted accordingly. As of December 31, 2007, approximately $5.6 million of valuation allowance remains that was accrued in purchase accounting and will not benefit tax expense should the deferred tax asset become more likely than not realizable.

The timing and manner in which the Company may utilize the net operating loss carryforwards in subsequent tax years will be limited to the Company’s ability to generate future taxable income and, potentially, by the application of the ownership change rules under Section 382 of the Internal Revenue Code. The Company expects to utilize approximately $7.7 million of federal net operating loss carryforwards for the year ended December 31, 2007. While Section 382 limitations apply to the company, the limitations alone are not expected to result in the expiration of tax benefits should the company produce taxable income sufficient to utilize the loss carryforwards.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the Company has a recent history of operating profits. As a result of this positive earnings trend and projected taxable income over the next five years, the Company reversed approximately $29.4 million of its gross deferred tax asset valuation allowance, having determined that it was more likely than not that this portion of the deferred tax asset would be realized. This reversal resulted in recognition of an income tax benefit totaling $13.7 million. The remaining $15.7 million was related to valuation allowances accrued in purchase accounting and therefore did not benefit earnings when reversed. In addition, the Company reversed $31.1 million of its gross deferred tax asset valuation allowance after electing to waive Princeton net operating losses that were deemed not realizable. The Company also reversed $1.9 million due to a balance sheet reclassification. Our estimates of future taxable income represent critical accounting estimates because such estimates are subject to change and a downward adjustment could have a significant impact on future earnings. Furthermore, the Company continues to evaluate its net deferred tax asset valuation allowance, including the effects of the ITS acquisition, in regards to the likelihood of realization of the deferred tax assets.

As of December 31, 2007, the Company continues to carry a valuation allowance of $5.9 million against certain deferred tax assets that are not more likely than not realizable. Should it become more likely than not that these deferred tax assets become realizable, $5.6 million of the $5.9 million will not benefit tax expense.

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$48,006	$87,848
Deferred wages	2,552	1,450
Deferred revenue	739	1,719
Deferred rent	1,056	947
Fixed assets	825	—
Other credits	647	—
Other deferred tax assets	186	286

Total deferred tax assets	54,011	92,250
Deferred liabilities:
Acquired intangible assets	(14,312)	(9,692)
Depreciation	—	(141)

Total deferred tax liabilities	(14,312)	(9,833)
Valuation allowance for net deferred tax assets	(5,883)	(68,221)

Net deferred tax assets	$33,816	$14,196

The Internal Revenue Code limits the utilization of net operating losses when ownership changes occur, as defined by Section 382 of the code. Based on the Company’s analysis, a sufficient amount of net operating losses are available to offset the Company’s taxable income for the year ended December 31, 2007. In addition, the Company has recognized a deferred tax asset at December 31, 2007 with respect to a substantial portion of its net operating losses. The net deferred tax asset represents the amount of tax benefit that the Company currently believes it will, more likely than not, have taxable income against which to apply that benefit, likely within the next five years. A valuation allowance of $5.9 million has been determined to be appropriate at December 31, 2007 related to the remaining portion of the state net operating losses. This allowance relates to net operating losses applicable to certain net operating losses state tax for which the potential utilization remains uncertain.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Previously, the Company recognized a deferred tax asset at December 31, 2005 with respect to a portion of its net operating losses. This deferred tax asset represented the amount of tax benefit that the Company believed it would, more likely than not, have taxable income against which to apply that benefit over the following three years. A valuation allowance of $16.4 million was established at December 31, 2005 for the remaining portion of the net deferred tax assets, given the length of time prior to the potential utilization and the uncertainty of having sufficient taxable income in future periods.

The following is a summary of the items that caused the income tax expense to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005

Tax expense at statutory Federal rate	$(597)	$427	$3,127
Effect of:
State income tax, net	(401)	113	380
Other Permanent differences	(267)	392	34
Alternative minimum tax	—	—	187
Return to provision adjustment	256	—	—
Increase (decrease) in valuation allowance	(11,694)	3	(17,194)

Income tax (benefit) expense	$(12,703)	$935	$(13,466)

Income tax expense consists of the following (in thousands):
Current Expense
Federal	$402	$—	$186
State	275	3	10

	677	3	196
Deferred Expense
Federal	(12,497)	761	(14,228)
State	(883)	171	566

	(13,380)	932	(13,662)

Income tax (benefit) expense	$(12,703)	$935	$(13,466)

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January, 1, 2007. This standard modifies the previous guidance provided by SFAS No. 5, Accounting for Contingencies, and SFAS No. 109, Accounting for Income Taxes, for uncertainties related to the Company’s income tax liabilities. The Company has analyzed its income tax positions using the criteria required by FIN 48 and concluded that there is no cumulative effect relating to the adoption of FIN 48. In addition, as of December 31, 2007 the company determined it has no material uncertain tax positions and no interest or penalties have been accrued.

The tax return years since 1999 in the Company’s major tax jurisdictions, both federal and various states, have not been audited and are not currently under audit. Due to the existence of tax attribute carryforwards, the Company treats certain post-1999 tax positions as unsettled due to the taxing authorities’ ability to modify these attributes. The Company does not have reason to expect any changes in the next twelve months regarding uncertain tax positions.

The Company estimates that it is reasonably possible that no reduction in unrecognized tax benefit may occur in the next twelve months due primarily to the expiration of the statute of limitations in various state

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and local jurisdictions. The Company does not currently estimate any additional material reasonably possible uncertain tax positions occurring within the next twelve month time frame.

10.	FINANCIAL INSTRUMENTS

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

The Company entered into an interest rate cap agreement (“2006 Hedge”) on June 30, 2006 that protected cash flows on designated one-month LIBOR-based payments beginning on July 3, 2006 through July 1, 2008. The 2006 Hedge limited the exposure to interest rate increases in excess of 5.5%. The 2006 Hedge had a notional value of $75.0 million through January 1, 2007, $70.0 million through July 1, 2007 and $65.0 million through July 1, 2008. Approximately, 82%, or $70.0 million, of the Company’s 2006 Notes had its interest payments perfectly hedged against increases in variable-rate interest payments over 5.5% by the 2006 Hedge up until the 2006 Notes were refinanced on February 21, 2007. The 2006 Hedge was de-designated on February 21, 2007 and was sold on April 3, 2007. The 2006 Hedge was replaced by the 2007 Hedge in order to hedge against the 2007 Notes.

During the year ended December 31, 2007, the Company recorded unrealized losses of $0.1 million as part of the comprehensive loss recorded in stockholders’ equity to reflect the change in the fair value of the 2006 Hedge through February 21, 2007, the date of de-designation for the interest rate cap, and the 2007 Hedge through December 31, 2007. During the year ended December 31, 2006, the Company recorded $0.4 million as part of the comprehensive loss recorded in stockholders’ equity to reflect the change in the fair value of the 2006 Hedge. During the year ended December 31, 2007, the Company recorded realized losses of $0.3 million with the maturation of the 2007 and 2006 Hedge’s caplets. As additional interest rate caplets mature, the portions of the changes in fair value that are associated with the cost of the maturing caplet will be recognized as interest expense. There is no published exchange information containing the price of the Company’s interest rate cap instruments. Thus, the fair value of the interest rate caps are based on estimated fair value quotes from a broker and market maker in derivative instruments. Their estimates are based upon the December 31, 2007 LIBOR forward curve, which implies that the caplets had minimal intrinsic value at December 31, 2007. The fair value of the 2007 and 2006 Hedge at December 31, 2007 was $0.3 million.

At December 31, 2007, the Company expects to reclassify approximately $0.2 million of net losses from derivative instruments from accumulated other comprehensive loss to operations (i.e., as “interest expense”) during the next twelve months due to actual payments of variable interest associated with the floating rate debt.

Theoretical Swap Derivative

The Company bifurcated the fair market value of the embedded derivative associated with the Series A-1 Preferred Stock issued in conjunction with the Princeton acquisition on July 3, 2006 in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The Company determined that the embedded derivative is defined as the right to receive a fixed rate of return on the accrued, but unpaid dividends and the variable negotiated rate, which creates a theoretical swap between the fixed rate of return on the accrued, but unpaid dividends and the variable rate actually accrued on the

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unpaid dividends. This embedded derivative is marked to market at the end of each reporting period through earnings and an adjustment to other assets or other long-term liabilities in accordance with SFAS No. 133. There is no active quoted market available for the fair value of the embedded derivative. Thus, management has to make substantial estimates about the future cash flows related to the asset, the estimated period which the Series A-1 Preferred Stock will be outstanding and the appropriate discount rates commensurate with the risks involved. For additional information in regards to a change in accounting policy for this embedded derivative, see the Changes in Application of Accounting Policy section in Note 2 for additional information.

Series A-1 Preferred Stock

The Company’s Series A-1 Preferred Stock is carried at its fair value at inception adjusted for accretion of unpaid dividends and interest accruing thereon, the 115% redemption price, the original fair value of the bifurcated embedded derivative, and the amortized portion of its original issuance costs, which approximates its redemption value. At December 31, 2007 its carrying value was $82.5 million. See Note 12, Convertible Preferred Stock, for a detailed explanation of the Series A-1 Preferred Stock.

ITS Price Protection

As part of the purchase consideration for ITS, the Company also agreed to provide the former shareholders of ITS with price protection related to the 2,216,552 shares issued to them for a period of one year from the date the shares were issued, which was August 10, 2007 (the “Closing Date”). Under the guarantee, if the volume weighted average price of the Company’s shares for the 10-day period ending two days before the six, nine and twelve month anniversary dates of the Closing Date is less than $11.15, these shareholders have the right to put their shares to us.

This purchase price protection represents a stand-alone derivative which was included as part of the consideration issued for the acquisition. Using a trinomial tree model, the Company determined that the value of this option was $2.8 million as of the Effective Date and recorded this amount in other current liabilities on the consolidated balance sheet. The liability will be marked to market each period to reflect changes in the value of the option driven by share price, share price volatility and time to maturity. At December 31, 2007, the value of the option, using the same valuation model, was determined to be $2.4 million. The derivative will be marked to market until it is exercised or expires. During the year ended December 31, 2007, the liability associated with this derivative decreased $0.4 million which is recognized as a reduction of interest expense. The liability will generally increase if the Company’s share price declines, and will also decrease due to the passage of time.

11.	SENIOR SECURED NOTES

The Company issued $85 million of senior secured notes (the “2006 Notes”) on July 3, 2006. Interest on the 2006 Notes was one-month LIBOR plus 700 basis points, and it was payable quarterly. On February 21, 2007, the Company entered into an agreement with Bank of America to refinance its existing debt with $85 million in term loans (“2007 Notes”). These notes begin to mature in June 2008 and mature every quarter thereafter through February 2012. The Company paid a $1.7 million pre-payment penalty and wrote-off $3.9 million in deferred financing costs in conjunction with the transaction.

The new agreement provides a $15 million revolver (“Revolver”) under which the Company can secure up to $5 million in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $1.8 million as a result of letters of credit the bank has issued. Interest on both the Revolver and the 2007 Notes is one-month LIBOR plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the 2007 Notes), and is payable monthly. Currently, the margin is 275 basis points and the interest rate was 7.57% at December 31, 2007. The 2007 Notes and the Revolver are secured by the assets of the Company. The Company incurred $1.5 million in deferred financing costs in conjunction with the credit facility and these costs are being amortized using the

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective interest rate method over the term of the term loans. In addition, the Company incurs a commitment fee of 0.5% on any unused portion of the Revolver. As of December 31, 2007, approximately $56,500 in commitment fees were paid. The fair value of the 2007 Notes approximates the carrying value at December 31, 2007. The Company received a waiver agreement from the lender, Bank of America, waiving the acknowledged event of default for failing to timely submit consolidated financial statements.

Maturities of long-term debt for each of the next five years are as follows (in thousands):

Year	Maturing Amounts
(In thousands)

2008	$9,562
2009	$15,937
2010	$17,000
2011	$32,938
2012	$9,563

12.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A-1 Redeemable Convertible Preferred Stock

Pursuant to the restated certificate of incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 3,000,000 shares of preferred stock in one or more series. Of these 3,000,000 shares of preferred stock, 75,000 shares have been designated Series A-1.

Shares of the Series A-1 Preferred Stock are initially convertible into common shares at a rate of $16.22825 per share, or 4,621,570 shares in the aggregate. Although the Series A-1 Preferred Stock shares have anti-dilution protection, in no event can the number of shares of common stock issued upon conversion of the Series A-1 Preferred Stock exceed 5,102,986 common shares. The anti-dilution protection of the Series A-1 Preferred Stock is based on the weighted average price of shares issued below the conversion price, provided that (a) shares issued in connection with compensatory equity grants, (b) shares issued above $12.9826 and (c) other issuances as set forth in the certificate of designations of the Series A-1 Preferred Stock are excluded from the anti-dilution protections of the Series A-1 Preferred Stock.

Subject to certain exceptions related to the amendment of the restated certificate of incorporation, the issuance of additional securities or debt or the payment of dividends, the Series A-1 Preferred Stock votes together as a single class and on an as converted basis with the common stock. The value of the liquidation preference of the Series A-1 Preferred Stock increases at a rate of 8% per annum of the original issuance price with an interest factor thereon based upon the iMoneyNet First Tier Institutional Average (the “Cumulative Amount”). This 8% per annum increase is convertible into shares of common stock, subject to the conversion limit noted above; however the Corporation has the right to pay the 8% per annum increase in cash in lieu of conversion into common stock. The Series A-1 Preferred Stock has a right to participate in dividends with common stock, on an as if converted basis, when the cumulative total of common dividends paid, or proposed, exceeds the “Cumulative Amount” as described above. Shares of Series A-1 Preferred Stock are subject to put and call rights following the seventh anniversary of their issuance for an amount equal to 115% of the original issuance price plus the 8% per annum increase with the interest factor thereon. The Corporation can require the conversion of the Series A-1 Preferred Stock prior to the seventh anniversary if the 30 day weighted closing price per share of the Corporation’s common stock is at least 165% of the initial conversion price.

As discussed above, the Series A-1 Preferred Stock redemption value is 115% of the face value of the stock, on or after seven (7) years from the date of issuance. EITF Topic D-98, Classification and Measurement of Redeemable Securities, requires the Company to account for the securities by accreting to its expected redemption value over the period from the date of issuance to the first expected redemption date. For the years

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2007 and 2006, the Company recognized $1.5 million and $0.8 million, respectively, of preferred stock accretion in the consolidated statements of operations, to adjust for the redemption value at maturity.

Additionally, the Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. Given that the right to receive accrued, but unpaid dividends is based on a variable interest rate, the Company defined the embedded derivative as the theoretical swap between the fixed and variable rates of return. The Company bifurcated this feature at the date of issuance, at which time the value was determined to be zero. Additionally, the value of the theoretical fixed interest-like return on the accrued, but unpaid, dividends will be accreted to the Series A-1 Preferred Stock over the life of the security. For the years ended December 31, 2007 and 2006, $0.1 million and $0.2 million, respectively, of preferred stock accretion was recognized for the value of this embedded derivative in the consolidated statement of operations. See Note 2, Summary of Significant Accounting Policies, for change in definition of the embedded derivative and impact of the change in fair value of the bifurcated feature.

An additional $6.0 million and $3.0 million of preferred stock accretion, in the consolidated statements of operations, was recognized during the year ended December 31, 2007 and 2006, respectively, for the 8% per annum cumulative dividends. Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is accreted, over a seven year period or through July 2013, back to the redemption value of the Series A-1 Preferred Stock and generated an additional $0.7 million and $0.4 million of preferred stock accretion, in the consolidated statements of operations, for the year ended December 31, 2007 and 2006.

Series B Preferred Stock

In connection with the adoption of a stockholders rights plan that was implemented on January 11, 2002, the Company, through a certificate of designation that became effective on December 24, 2001, authorized 297,500 shares of Series B Junior Participating Preferred Stock (“Series B Preferred Stock”). The stockholders rights plan has been terminated and no shares of Series B stock will be issued.

13.	NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) available to common stockholders per share (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005

Net income (loss) available to stockholders	$2,644	$(3,988)	$22,663
Weighted average shares outstanding used in calculation of net income (loss) per share:
Basic	27,153	25,546	23,434
Dilutive options	1,997	—	2,446

Diluted	29,150	25,546	25,880

Net income (loss) available to common stockholders per share:
Basic	$0.10	$(0.16)	$0.97
Diluted	$0.09	$(0.16)	$0.88

Due to their anti-dilutive effects, outstanding shares from the conversion of the Convertible Preferred Stock, stock options and restricted stock units to purchase 6,690,160, 3,921,330 and 2,597,068 shares of common stock at December 31, 2007, 2006 and 2005, respectively, were excluded from the computation of diluted net income available to common stockholders per share.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	EMPLOYEE BENEFIT PLANS

Employee Savings and Retirement Plan

The Company has a 401(k) plan that allows eligible employees to contribute up to but not exceed limits set by law. The Company has total discretion about whether to make an employer contribution to the plan and the amount of the employer contribution. In fiscal 2007, the Company matched employee contributions to the 401(k) plan at a rate of fifty percent on the first six percent of the employee’s contributions to the plan, up to an annual limitation of $1,500 per employee. Expense related to the 401(k) employee contribution match were $0.5 million and $0.3 million, respectively, for the years ended December 31, 2007 and 2006. The Company chose not to match employee contributions for the year ended December 31, 2005. The Company incurred $18,594, $13,135 and $9,389 for administrative expenses of its 401(k) plan for the years ended December 31, 2007, 2006 and 2005, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees to purchase shares of common stock at 95% of the fair market value on the last day of each three-month offering period. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. The employee stock purchase plan authorizes up to 400,000 shares to be granted. During the years ended December 31, 2007 and 2006, 17,770 and 17,286 shares were issued under the plan at an average price of $11.17 and $10.77 per share, respectively. At December 31, 2007, 163,018 shares were reserved for future issuance.

15.	EQUITY COMPENSATION PLANS

At December 31, 2007, the Company had three stock-based employee compensation plans, which are described more fully below. The compensation expense for share-based compensation was $3.2 million and $2.5 million for the years ended December 31, 2007 and 2006, respectively. No share-based compensation expense was recognized for the year ended December 31, 2005. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS No. 123. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

A portion of the stock based compensation cost has been capitalized as part of software development costs in accordance with SOP No. 98-1 and SFAS No. 86. For the years ended December 31, 2007 and 2006, approximately $98,000 and $185,000, respectively, was capitalized.

At the beginning of each year, the Management Development and Compensation (“MD&C”) Committee of the Board of Directors approves a bonus plan for the Company’s management. These plans grant a combination of cash and restricted stock units that vest based upon the attainment of approved corporate goals. On July 31, 2007, the Company estimated it was improbable the shares of the original plan would vest. At that time, the MD&C Committee approved the cancellation of the 2007 bonus plan and the creation of a new 2007 bonus plan based on corporate goals established for the second half of 2007. In canceling the original 2007 bonus plan, the Company cancelled 153,683 unvested restricted stock units related to that plan and will recognize $1.0 million in total incremental compensation cost as a result of the modification.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 31, 2007, the MD&C Committee of the Board of Directors approved a plan to accelerate the vesting of certain stock options and restricted stock units granted to an employee who was retiring. The vesting of the stock options and restricted stock units was accelerated on December 31, 2007. As a result of this acceleration, 20,088 shares were accelerated, and the incremental equity compensation expense that was recognized during the year ended December 31, 2007 was $155,000.

During 2006, the Company cancelled the contractual life of 12,500 fully vested options and 49,500 vested options held by three employees and made a concurrent grant of 5,283 options and 9,387 non-vested shares to those three employees. As a result of the modification, the Company measured the total compensation cost related to the replacement awards as of the date of cancellation, equal to the portion of the grant-date fair value of the original award for which the requisite service period is expected to be rendered at that date plus the incremental cost resulting from the cancellation and replacement of the award. The total incremental cost was $28,000.

Restricted Stock and Option Plans

During 1989, the Company adopted an Incentive Stock Option Plan (the “1989 Plan”), which has since been amended to allow for the issuance of up to 2,316,730 new shares of common stock. The option price under the 1989 Plan cannot be less than fair market value of the Company’s common stock on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally four years. Outstanding options expire after ten years.

During 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”), which permits the granting of both incentive stock options and nonqualified stock options to employees, directors and consultants. The aggregate number of new shares that can be granted under the 1999 Plan is 5,858,331. The option exercise price under the 1999 Plan cannot be less than the fair market value of the Company’s common stock on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally four years. Outstanding options expire after seven to ten years.

In May 2005, the stockholders approved the 2005 Restricted Stock and Option Plan (the “2005 Plan”), which permits the granting of restricted stock units and awards, stock appreciation rights, incentive stock options and non-statutory stock options to employees, directors and consultants. The aggregate number of new shares that can be granted under the 2005 Plan is 1,700,000. The vesting period of the options and restricted stock is determined by the Board of Directors and is generally one to three years. Outstanding options expire no later than ten years from the date the award is granted.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Year Ended December 31,
	2007	2006	2005

Dividend yield	—	—	—
Expected volatility	56%	65%	74%
Risk-free interest rate	4.62%	4.57%	3.87%
Expected life in years	5.3	5.2	5.1

Dividend Yield.  The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Volatility.  Volatility is a measure of the amount by which a financial variable, such as a share price, has fluctuated (historical daily volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical average daily volatility over the average expected term of the options granted.

Risk-Free Interest Rate.  This is the average U.S. Treasury rate for the week of each option grant during the period having a term that most closely resembles the expected term of the option.

Expected Life of Option Term.  Expected life of option term is the period of time that the options granted are expected to remain unexercised. Options granted during the period have a maximum term of seven to ten years. The Company used historical expected terms with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected life of the option term.

Forfeiture Rate.  Forfeiture rate is the estimated percentage of equity awards granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company estimates forfeiture rate based on past turnover data ranging anywhere from one to five years with further consideration given to the class of employees to whom the equity awards were granted.

A summary of option activity under the 1989, 1999 and 2005 Plans as of December 31, 2007, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2007	3,796	$5.36
Granted	185	$10.01
Exercised	(771)	$4.87
Forfeited or expired	(194)	$11.30

Outstanding at December 31, 2007	3,016	$5.39	3.9	$20,013

Vested or expected to vest at December 31, 2007	2,973	$5.37	3.9	$19,788
Exercisable at December 31, 2007	2,269	$5.00	3.7	$16,016

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $5.44, $6.60 and $6.52 per share, respectively. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the grant price. The intrinsic value of options exercised in the years ended December 31, 2007, 2006 and 2005 was $4.8 million, $3.3 million and $2.2 million, respectively.

As of December 31, 2007, there was $1.9 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. That cost is expected to be recognized over a weighted average period of 1.4 years.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 was $3.8 million, $3.3 million and $3.0 million, respectively. There was no tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements since the Company currently recognizes a full valuation allowance against that benefit.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

A summary of the Company’s non-vested restricted stock units as of December 31, 2007, and changes for the year then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Non-vested at January 1, 2007	126	$11.07
Granted	572	$10.20
Vested	(25)	$11.01
Forfeited	(177)	$10.19

Non-vested at December 31, 2007	496	$10.39

The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of December 31, 2007, there was $1.7 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 1.5 years.

16.	SUMMARIZED QUARTERLY DATA (UNAUDITED)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years 2007 and 2006 is as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Total revenues	$30,849	$31,941	$34,244	$38,098
Gross profit	$15,764	$17,264	$18,022	$19,999
Net (loss) income	$(7,419)	$970	$3,090	$14,305
Net (loss) income available to common stockholders	$(9,454)	$(1,158)	$1,123	$12,133
Net (loss) income available to common stockholders per share:
Basic	$(0.36)	$(0.04)	$0.04	$0.42
Diluted	$(0.36)	$(0.04)	$0.04	$0.40

During the fourth quarter of 2007, the Company recognized a $13.7 million tax benefit related to its release of valuation allowance.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

Total revenues	$16,717	$17,359	$28,266	$29,394
Gross profit	$9,056	$9,768	$15,317	$16,278
Net income (loss)	$757	$1,397	$(1,271)	$(563)
Net income (loss) available to common stockholders	$757	$1,397	$(3,429)	$(2,713)
Net income (loss) available to common stockholders per share:
Basic	$0.03	$0.05	$(0.13)	$(0.11)
Diluted	$0.03	$0.05	$(0.13)	$(0.11)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 19, 2007, Ernst & Young LLP (“E&Y”) informed the Audit Committee of the Company that they had resigned as the Company’s certifying accountant. E&Y’s report on the financial statements for the prior year did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle. During the prior year and through March 19, 2007, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the disagreements in connection with its reports on the Company’s financial statements for such years. During the prior year and through March 19, 2007, there were no “reportable events” as defined in Regulation S-K Item 304(a)(1)(v) except as previously reported with respect to the evaluation of the effectiveness of its internal controls over financial reporting as of December 31, 2006 as follows:

(1) In the Company’s Form 10-K for the year ended December 31, 2006 which was filed on March 16, 2007, the Company disclosed that it needed to correct certain errors primarily related to its acquisition of Princeton eCom Corp. and the integration of that company’s accounting systems and processes. In particular, the Company concluded that it had not properly accounted for the shares of Series A-1 Convertible Preferred Stock it issued in conjunction with the acquisition. The Company also determined that it had improperly assigned values to certain assets acquired and liabilities assumed, and misstated other asset values due to cut-off date issues within Princeton eCom’s financial statement close process and errors in allocating professional services employee time by an operating unit. Management concluded that its staffing, systems and processes it had in place following the Princeton eCom acquisition were not sufficient to support the expanded magnitude and complexity of accounting requirements for the combined companies. E&Y has concluded in its report on internal control over financial reporting for the year ended December 31, 2006, that management’s assessments that the Company did not maintain effective control over financial reporting as of such dates were fairly stated in all material respects based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company has authorized E&Y to respond fully to the inquiries of any successor accountant concerning the subject matter of the above disclosures.

On March 28, 2007, the Audit Committee of the Company engaged KPMG LLP as the Company’s principal accountant to audit its financial statements. During the prior year and through March 28, 2007, neither the Company nor anyone on its behalf consulted with KPMG LLP regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant’s financial statements; or with respect to any “reportable events” as defined in Regulation S-K Item 304(a)(1)(v). No disagreements with KPMG LLP on accounting and financial disclosure have occurred since their engagement.

Item 9A.	Controls and Procedures

(a) Effectiveness of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Online Resources’ Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007 in timely alerting them of material information relating to Online Resources that is required to be disclosed by Online

Resources in the reports it files or submits under the Securities Exchange Act of 1934 because of a material weakness in internal control over financial reporting described below.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in Online Resources’ internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, Online Resources’ internal control over financial reporting. Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

(c) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management’s assessment of the effectiveness of internal control over financial reporting does not include the internal controls of Internet Transactions Solutions, Inc., which the Company acquired on August 10, 2007. Operating results of the acquired company from the date of acquisition are included in the 2007 consolidated financial statements of Online Resources Corporation. The acquired company constituted $15.2 million and $3.3 million of total and net assets, respectively, as of December 31, 2007, excluding goodwill and customer list intangible assets recorded at the time of acquisition which were included in management’s assessment. It also contributed $8.1 million of revenues for the year ended December 31, 2007.

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 because of the material weaknesses described below.

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements could occur and not be prevented or detected on a timely basis.

As of December 31, 2007, management identified the following material weaknesses in internal control over financial reporting:

The Company’s monitoring activities are not effective at identifying, on a timely basis, deficiencies in the operation of controls in the financial statement close process. Specifically, the Company’s procedures for the supervisory review of the performance by Company personnel of manual controls associated with account analysis and the verification of the accuracy of electronic spreadsheets that support financial reporting were ineffective. This material weakness resulted in deficiencies in the operation of controls not being detected timely and in multiple errors in the Company’s preliminary 2007 financial statements, including errors in revenue, interest expense, and share based compensation.

The Company had not established policies and procedures to effectively oversee information received from third-party tax accounting service provider due to a lack of personnel with sufficient expertise in income tax accounting. Specifically, the Company’s policies and procedures were not sufficient to ensure the completeness and accuracy of the information provided by the service provider, the proper recording of such information in the Company’s financial statements and that appropriate evidence of the operation of related controls was maintained. This resulted in errors in the tax accounts and disclosures in the Company’s preliminary financial statements.

KPMG LLP, our independent registered public accounting firm, that audited the 2007 financial statements included in this annual report has issued an audit report on our internal control over financial reporting in which they expressed an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007.

(d) REMEDIATION MEASURES FOR MATERIAL WEAKNESS

During 2007 Management took a number of actions to remediate the disclosed material weakness identified as part of the 2006 evaluation including:

•	Providing additional training to non-financial project managers related to requirements for capitalizing internal use software development labor and properly deferring implementation and professional services costs;

•	Strengthening procedures surrounding non-routine transactions and establishing specific review requirements and timelines;

•	Increasing and improving staffing in its finance and accounting function, including hiring two staff members with experience in both technical accounting and statutory reporting;

•	Reassessing the capability of its outside advisors and making changes as appropriate; and

•	Beginning implementation of new management information and accounting systems designed to automate certain existing manual processes and improve the accuracy of information.

Management’s 2007 evaluation specifically considered the results of our 2006 assessment, and concluded that we had remediated a number of the previously identified significant deficiencies, that contributed to the material weakness disclosed in 2006. However, further improvements are still needed. Management will continue to take steps to remediate the material weakness described above. Specifically:

•	Management believes that additional staffing and capability increases are needed to keep up with its growth and increasing complexity, so it intends to create and fill additional positions during 2008,

•	With additional staffing and capabilities, requisite US GAAP training, including specific training related to accounting for income taxes, will be provided, processes will be upgraded and review of work product will be expanded in 2008, and

•	System installations and upgrades are planned through 2008 and into 2009 including the implementation of an ERP system which went live in January 2008.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Company

The information required by this item is incorporated by reference to the sections and subsections entitled “Management”, “Executive Compensation”, “Code of Ethics”, “Audit Committee”, “Audit Committee Financial Experts” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the section entitled “Executive Compensation and Transactions” contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in Part II, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

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

(3) List of Exhibits.

2.1	Agreement and Plan of Merger dated May 5, 2006 among the Company, its acquisition subsidiary and Princeton (filed as Ex. 2.1 to our Form 8-K filed on May 5, 2006)
2.2	Agreement and Plan of Merger dated July 26, 2007 among the Company, its acquisition subsidiary and Internet Transaction Solutions, Inc. (filed as Ex. 99-1 to our Form 8-K filed on August 1, 2007)
3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
3.2	Form of Amended and Restated Bylaws of the Company (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
3.3	Certificate of Designation of shares of Series B Junior Participating Preferred Stock (filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 2002 filed on March 31, 2003)
3.4	Certificate of Designation of shares of Series A-1 Convertible Preferred Stock (filed as Exhibit 3.1 to our Form 8-K filed on July 3, 2006)
3.5	Certificate of Correction to Certificate of Designation for the shares of Series A-1 Convertible Preferred Stock (filed as Ex. 3.2 to our Form 8-K filed on September 14, 2006)
4.1	Specimen of Common stock Certificate of the Company (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.5	Investor Rights Agreement dated July 3, 2006, by and among the Company and the holders of its shares of Series A-1 Convertible Preferred Stock (filed as Ex. 4.3 to our Form S-3/A filed on November 14, 2006
10.1	Lease Agreement for premises at 7600 Colshire Drive, McLean, Virginia (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.2	Online Resources & Communications Corporation 1989 Stock Option Plan (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.3	1999 Stock Option Plan (incorporated by reference from our registration statement on Form S-1; Registration No. 333-40674)
10.4	Employee Stock Purchase Plan (incorporated by reference from our registration statement on Form S-8; Registration No. 333-40674)
10.5	Lease Agreement to premises at 4796 Meadow Wood Lane, Chantilly, Virginia (filed as an exhibit to our form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004)

10.6	2005 Restricted Stock and Option Plan (filed with our Definitive Proxy Statement on April 5, 2005)
10.7	Equity Purchase Agreement by and among the Company and the purchasers of its Series A-1 Convertible Preferred Stock (filed as Ex. 10.1 to our Form 8-K filed on July 3, 2006)
10.8	Credit Agreement with Bank of America dated February 21, 2007 and filed as Exhibit 99.1 to the Company’s Form 8-K on February 26, 2007
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32 .	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Schedule II — Valuation and Qualifying Accounts:
(in thousands)

	Balance at
	Beginning of					Balance at End
Classification	Period	Additions		Deductions		of Period

Allowance for doubtful accounts:
Year ended December 31, 2005	$152	$10		$8	(1)	$154
Year ended December 31, 2006	$154	$42		$48	(1)	$148
Year ended December 31, 2007	$148	$—		$64	(1)	$84
Allowance for deferred tax asset:
Year ended December 31, 2005	$39,305	$—		$22,862	(2)	$16,443
Year ended December 31, 2006	$16,443	$56,889	(3)	$5,111		$68,221
Year ended December 31, 2007	$68,221	$—		$62,338	(4)	$5,883

Notes:

(1)	Uncollectable accounts written off.

(2)	Release of valuation allowance.

(3)	2006 allowance for deferred tax asset balances have been revised to reflect the Company’s acquisition of Princeton eCom Corporation (“Princeton”) and other items (which had no impact on the net deferred tax asset).

(4)	Reversal of $31.1 million due to electing to waive Princeton net operating losses that were determined not to be recoverable, release of $15.7 million of valuation allowance through goodwill related to valuation allowances established as a result of acquisitions, the release of $13.7 million through the income statement and a $1.9 million balance sheet reclassification.

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

Signature	Title	Date

/s/ MATTHEW P. LAWLOR Matthew P. Lawlor	Chairman and Chief Executive Officer (Principal Executive Officer)	April 8, 2008

/s/ CATHERINE A. GRAHAM Catherine A. Graham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 8, 2008

/s/ WILLIAM J. NEWMAN, III William J. Newman, III	Vice President, Finance (Principal Accounting Officer)	April 8, 2008

/s/ WILLIAM H. WASHECKA William H. Washecka	Director	April 8, 2008

/s/ JOSEPH J. SPALLUTO Joseph J. Spalluto	Director	April 8, 2008

/s/ STEPHEN S. COLE Stephen S. Cole	Director	April 8, 2008

/s/ ERVIN R. SHAMES Ervin R. Shames	Director	April 8, 2008

/s/ MICHAEL E. LEITNER Michael E. Leitner	Director	April 8, 2008

/s/ BARRY D. WESSLER Barry D. Wessler	Director	April 8, 2008

/s/ MICHAEL H. HEATH Michael H. Heath	Director	April 8, 2008