Form 10-Q
period 2008-03-31
ONLINE RESOURCES CORP
filed 2008-05-12
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-26123

ONLINE RESOURCES CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	52-1623052
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

4795 Meadow Wood Lane	20151
Chantilly, Virginia	(ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

As of May 7, 2008 there were 28,821,087 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$9,094	$13,227
Consumer deposits receivable	—	8,279
Short-term investments	4,450	9,135
Accounts receivable (net of allowance of $86 and $84, respectively)	21,029	16,546
Deferred tax asset, current portion	819	902
Prepaid expenses and other current assets:	8,024	7,595

Total current assets	43,416	55,684
Property and equipment, net	28,792	26,852
Deferred tax asset, less current portion	33,420	32,914
Goodwill	184,390	184,300
Intangible assets	34,299	36,924
Deferred implementation costs, less current portion and other assets	6,279	4,043

	$330,596	$340,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,756	$2,001
Consumer deposits payable	—	10,555
Accrued expenses	6,794	7,513
Notes payable, senior secured notes	12,750	9,562
Interest payable	52	72
Deferred revenues, current portion and other current liabilities	8,818	8,356

Total current liabilities	32,170	38,059
Notes payable, senior secured notes, less current portion	72,250	75,438
Deferred revenues, less current portion and other long-term liabilities	6,358	6,508

Total liabilities	110,778	120,005
Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at March 31, 2008 and December 31, 2007 (redeemable on July 3, 2013 at $135,815)	84,718	82,542
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 29,077 issued and 28,802 outstanding at March 31, 2008 and 28,895 issued and 28,819 outstanding at December 31, 2007	3	3
Additional paid-in capital	200,900	198,333
Accumulated deficit	(63,326)	(59,744)
Treasury stock, 265 shares at March 31, 2008 and 76 shares at December 31, 2007	(2,345)	(228)
Accumulated other comprehensive loss	(132)	(194)

Total stockholders’ equity	135,100	138,170

	$330,596	$340,717

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

Revenues:
Account presentation services	$2,372	$2,262
Payment services	31,878	23,381
Relationship management services	1,970	2,162
Professional services and other	2,976	3,044

Total revenues	39,196	30,849
Costs and expenses:
Service costs	18,511	13,421
Implementation and other costs	1,264	1,664

Costs of revenues	19,775	15,085

Gross profit	19,421	15,764
General and administrative	9,943	7,086
Sales and marketing	6,233	5,731
Systems and development	2,813	2,329

Total expenses	18,989	15,146

Income from operations	432	618
Other (expense) income:
Interest income	212	337
Interest expense	(2,319)	(2,539)
Other expense	(111)	—
Loss on extinguishment of debt	—	(5,625)

Total other (expense) income	(2,218)	(7,827)

Loss before income tax (benefit) provision	(1,786)	(7,209)
Income tax (benefit) provision	(381)	210

Net loss	(1,405)	(7,419)
Preferred stock accretion	2,177	2,035

Net loss available to common stockholders	$(3,582)	$(9,454)

Net loss available to common stockholders per share:
Basic	$(0.12)	$(0.36)
Diluted	$(0.12)	$(0.36)
Shares used in calculation of net loss available to common stockholders per share:
Basic	28,827	25,927
Diluted	28,827	25,927

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

Operating activities
Net loss	$(1,405)	$(7,419)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred tax benefit	247	—
Depreciation and amortization	5,501	4,796
Equity compensation expense	1,416	979
Write off and amortization of debt issuance costs	95	4,037
Loss on disposal of assets	32	26
Provision (benefit) for losses on accounts receivable	11	(58)
Loss on investments	111	—
Change in fair value of stock price protection	1,387	—
Change in fair value of theoretical swap derivative	(682)	—
Loss on cash flow hedge derivative security	86	87
Loss on preferred stock derivative security	—	73
Changes in operating assets and liabilities, net of acquisitions:
Consumer deposit receivable	8,279	—
Consumer deposit payable	(10,555)	—
Accounts payable and accrued expenses	(3,257)	(18)
Accounts receivable	(2,846)	(239)
Prepaid expenses	2,728	696
Changes in certain other assets and liabilities	(1,715)	49

Net cash (used in) provided by operating activities	(567)	3,009
Investing activities
Purchases of property and equipment	(4,703)	(4,037)
Sales of available-for-sale securities	3,075	—

Net cash used in investing activities	(1,628)	(4,037)
Financing activities
Net proceeds from issuance of common stock	300	807
Repurchase of shares issued related to ITS acquisition	(2,117)	—
Payments for ITS price protection	(112)	—
Purchase of cash flow derivative	—	(121)
Debt issuance costs and prepayment penalty on refinancing of senior secured notes	—	(3,178)
Repayment of 2006 notes	—	(85,000)
Proceeds from issuance of 2007 notes	—	85,000
Repayment of capital lease obligations	(9)	(10)

Net cash used in financing activities	(1,938)	(2,502)

Net decrease in cash and cash equivalents	(4,133)	(3,530)
Cash and cash equivalents at beginning of year	13,227	31,189

Cash and cash equivalents at end of year	$9,094	$27,659

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Online Resources Corporation (the “Company”) provides outsourced financial technology services to financial institution, biller, card issuer and creditor clients. The Company serves billable consumer and business end-users within four business lines in two primary vertical markets. End-users may access and view their accounts online and perform various web-based, self-service functions. They may also make electronic bill payments and funds transfers, utilizing the Company’s unique, real-time debit architecture, ACH and other payment methods. The Company’s value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for its clients. Further, the Company provides professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. The Company currently operates in two business segments — Banking and eCommerce.

INTERIM FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2007 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on April 9, 2008. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.

BASIS OF PRESENTATION

The presentation of certain amounts on our cash flow for the three months ended March 31, 2007 have been corrected to reflect the $1.7 million prepayment penalty on refinancing senior secured notes as a financing activity rather than operating cash flows as previously presented.

CONSUMER DEPOSITS RECEIVABLE AND PAYABLES

In 2007, following the Company’s acquisition of Internet Transaction Solutions, Inc. (“ITS”), the Company’s balance sheet, in relation to its ITS operations, reflected consumer deposit receivables which were comprised of in-transit customer payment transactions that have not yet been received by the Company and consumer deposits payable which were comprised of cash held or in transit, that will be remitted for the benefit of customers for collections made on their behalf. In the first quarter of 2008, the Company changed the manner in which the ITS payment processing operations were structured to be consistent with how the Company operates bill payment funds apart from its ITS operations. As a result of the change in legal ownership structure, the Company now only has fiduciary responsibility over the bill payment funds associated with its ITS operations. Therefore, the Company no longer has rights and obligations associated with ITS billpayment funds and therefore no longer reports consumer deposits receivables, payables and related cash as part of its condensed consolidated balance sheet as of March 31, 2008.

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NEW ACCOUNTING STANDARDS

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51, which will improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The statement affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The standard currently does not affect the Company’s consolidated financial statements, however the Company will adopt this standard January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about an entity’s derivative and hedging activities. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows, and accordingly this new standard improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time, the Company plans to adopt this standard January 1, 2009.

2.	SENIOR SECURED NOTES

On February 21, 2007, the Company entered into an agreement with Bank of America to refinance its existing debt with $85 million in senior secured notes (“2007 Notes”). The agreement also provides a $15 million revolver (“Revolver”) under which the Company can secure up to $5 million in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $1.8 million as a result of letters of credit the bank has issued. Interest on both the Revolver and the 2007 Notes is one-month London Interbank Offered Rate (“LIBOR”) plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the 2007 Notes), and it is payable monthly. Currently, the margin is 275 basis points and the interest rate was 5.4% at March 31, 2008. The 2007 Notes and the Revolver are secured by the assets of the Company.

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of long-term debt for each of the next five years are as follows (in thousands):

Maturing
Year	Amounts

2008	$9,562
2009	$15,937
2010	$17,000
2011	$32,938
2012	$9,563

The Company received a waiver agreement from Bank of America waiving the event of default resulting from the failure to timely submit consolidated financial statements for the year ended December 31, 2007.

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

During the three months ended March 31, 2008, the Company recorded a negligible unrealized loss as part of the comprehensive loss recorded in stockholders’ equity to reflect the change in the fair value of the hedge through March 31, 2008. During the three months ended March 31, 2008, the Company recorded an increase in interest expense of $0.1 million with the maturation of the hedge’s caplets. As additional interest rate caplets mature, the portions of the changes in fair value that are associated with the cost of the maturing caplet will be recognized as interest expense. There is no published exchange information containing the price of the Company’s interest rate cap instruments. Thus, the fair value of the interest rate caps are based on estimated fair value quotes from a broker and market maker in derivative instruments. Their estimates are based upon the March 31, 2008 LIBOR forward curve, which implies that the caplets had minimal intrinsic value at March 31, 2008. The fair value of the 2007 Hedge at March 31, 2008 was negligible.

At March 31, 2008, the Company expects to reclassify approximately $0.1 million of net losses from derivative instruments from accumulated other comprehensive loss to operations (i.e., as “interest expense”) during the next twelve months due to actual payments of variable interest associated with the floating rate debt.

Theoretical Swap Derivative

The Company bifurcated the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock (“Series A-1 Preferred Stock”) issued in conjunction with the Princeton eCom acquisition on July 3, 2006 in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The Company determined that the embedded derivative is defined as the right to receive a fixed rate of return on the accrued, but unpaid dividends and the variable negotiated rate, which creates a theoretical swap between the fixed rate of return on the accrued, but unpaid dividends and the variable rate actually accrued on the unpaid dividends. This embedded derivative is marked to market at the end of each reporting period through earnings and an adjustment to other assets or other long-

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term liabilities in accordance with SFAS No. 133. There is no active quoted market available for the fair value of the embedded derivative. Thus, management measures fair value of the derivative by estimating future cash flows related to the asset using the iMoney Net First Tier rate, which is determined using a spread from the forecasted one-month LIBOR rate, estimating the period in which the Series A-1 Preferred Stock will be outstanding.

ITS Price Protection

As part of the purchase consideration for ITS, the Company also agreed to provide the former shareholders of ITS with price protection related to the 2,216,552 shares issued to them for a period of one year from the date the shares were issued, which was August 10, 2007 (the “Closing Date”). Under the guarantee, if the volume weighted average price of the Company’s shares for the 10 trading-day period ending two business days before the six, nine and twelve month anniversary dates of the Closing Date is less than $11.15, these shareholders have the right to put their shares to the Company. The Company can pay cash for the difference or issue additional shares. During the first quarter ended 2008 and on the sixth month anniversary date, certain shareholders exercised their right and put their shares to the Company. The Company acquired 189,917 common shares subject to the price protection for $2.2 million, including $0.1 million for the difference under the price protection. These shares are classified as treasury shares on the Company’s condensed consolidated balance sheet. In addition, the Company issued 25,209 shares of the Company’s common stock to shareholders who own 497,751 shares and exercised their price protection rights in the first quarter of 2008. As of March 31, 2008, 1,528,884 shares of the 2,216,552 shares related to the ITS acquisition are still subject to price protection.

This purchase price protection represents a stand-alone derivative which was included as part of the consideration issued for the acquisition. Using a trinomial tree model, the Company determined that the value of this option was $2.8 million as of July 26, 2007, the date the share issuance price was established, and recorded this amount in other current liabilities on the condensed consolidated balance sheet. The liability will be marked to market, each period, until all rights are exercised or the protection expires and will reflect changes in the value of the option that are driven by share price, share price volatility and time to maturity. Interest expense of $1.4 million was recorded during the first quarter of 2008 related to the mark to market adjustment of the derivative. At March 31, 2008 and December 31, 2007, the value of the remaining portion of the option, using the same valuation model, was determined to be $2.9 million and $2.4 million, respectively.

4.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A-1 Redeemable Convertible Preferred Stock

Pursuant to the restated certificate of incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 3,000,000 shares of preferred stock in one or more series. Of these 3,000,000 shares of preferred stock, 75,000 shares have been designated Series A-1. The Series A-1 Preferred Stock has a redemption value of 115% of the face value of the stock, on or after seven years from the date of issuance, or July 3, 2013. For the three months ended March 31, 2008 and 2007, the Company recognized $0.4 million and $0.3 million, respectively, to adjust for the redemption value at maturity.

Additionally, the Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. During the three months ended March 31, 2008 and 2007, $1.5 million of preferred stock accretion was recognized in the condensed consolidated statements of operations, for the 8% per annum cumulative dividends. The right to receive the accrued, but unpaid dividends is based on a variable interest rate, and as such the difference between the fixed and variable rate of returns is a theoretical swap derivative. The Company bifurcates this feature and accretes it to the Series A-1 Preferred Stock over the life of the security. For the three months ended March 31, 2008

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2007, $0.1 million of preferred stock accretion was recognized for the theoretical swap derivative in the condensed consolidated statement of operations.

Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is being accreted back to the redemption value of the Series A-1 Preferred Stock through July 2013, and generated an additional $0.2 million of preferred stock accretion in the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007.

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

The results of operations from these reportable segments were as follows for the three months ended March 31, 2008 and 2007 (in thousands):

			Unallocated
	Banking	eCommerce	Expenses(1)	Total

Three months ended March 31, 2008:
Revenues	$24,186	$15,010	$—	$39,196
Costs of revenues	9,504	9,736	535	19,775

Gross profit	14,682	5,274	(535)	19,421
Operating expenses	6,394	4,624	7,971	18,989

Income (loss) from operations	$8,288	$650	$(8,506)	$432

Three months ended March 31, 2007:
Revenues	$24,484	$6,365	$—	$30,849
Costs of revenues	10,192	4,394	499	15,085

Gross profit	14,292	1,971	(499)	15,764
Operating expenses	5,801	3,450	5,895	15,146

Income (loss) from operations	$8,491	$(1,479)	$(6,394)	$618

(1)	Unallocated expenses, for the three months ended March 31, 2008 and 2007, are primarily comprised of intangible asset acquired technology amortization in costs of revenues and general and administrative expense of $5.8 million and $4.0 million, respectively, and intangible asset customer list amortization of

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.1 million and $1.8 million, respectively, included as sales and marketing expenses, that are not considered in the measure of segment profit or loss used internally to evaluate the segments.

6.	INVESTMENTS

In December 2007, the Company reclassified its investment in the Columbia Strategic Cash Portfolio (the “Fund”) from cash and cash equivalents to short-term investments. The Fund was short-term and highly liquid in nature prior to the fourth quarter of 2007 and was classified as a cash equivalent. During the fourth quarter of 2007, the Fund was closed by the Fund administrator to future investment, partially due to the subprime credit market crisis, and began liquidating the Fund in an orderly manner. The Funds were then converted to a net asset value basis and marked to market daily. The Company intends to remain in the Fund through the liquidation period. A majority of the Fund is expected to substantially liquidate over the next twelve months and as such this portion of the Fund is classified in short-term investments at fair value on the condensed consolidated balance sheet. The remainder of the Fund, or $1.5 million, is expected to liquidate beyond 12 months and as such this portion of the Fund is classified in long-term other assets on the condensed consolidated balance sheet.

The value of the Fund was $5.9 million and $9.1 million at March 31, 2008 and December 31, 2007, respectively. During the quarter ended March 31, 2008, the Company received $3.1 million in liquidation payments from the Fund administrator and recognized a loss of $0.1 million, related to the Fund and liquidation, as other expense in the condensed consolidated statement of operations.

There may be further decreases in the value of the Fund based on changes in market values of the securities held in the Fund. To the extent the Company determines there is a further decline in fair value, the Company may recognize additional unrealized losses in future periods.

7.	STOCK BASED COMPENSATION

At March 31, 2008, the Company had three stock-based employee compensation plans, which are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company uses the modified-prospective transition method of SFAS No. 123(R) to recognize compensation costs which include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The compensation expense for stock-based compensation was $1.5 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively. A portion of the stock based compensation cost has been capitalized as part of software development costs in accordance with SOP No. 98-1 and SFAS No. 86. For the three months ended March 31, 2008 and 2007, approximately $43,000 and $64,000, respectively, was capitalized.

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended March 31,
	2008	2007

Dividend yield	—	—
Expected volatility	51%	55%
Risk-free interest rate	3.41%	4.63%
Expected life in years	5.6	5.1

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

A summary of stock option activity under the 1989, 1999 and 2005 Plans as of March 31, 2008, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contract Term	Intrinsic Value

Outstanding at January 1, 2008	3,016	$5.39
Granted	276	$11.58
Exercised	(43)	$5.29
Forfeited or expired	(36)	$7.76

Outstanding at March 31, 2008	3,213	$5.90	4.0	$13,694

Vested or expected to vest at March 31, 2008	3,147	$5.86	4.0	$13,518
Exercisable at March 31, 2008	2,313	$5.19	3.5	$11,261

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 and 2007 was $5.83 and $5.07 per share, respectively. In the table above, the total intrinsic value is

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the grant price. The intrinsic value of options exercised in the three months ended March 31, 2008 and 2007 was $0.2 million and $1.4 million, respectively.

As of March 31, 2008, there was $2.9 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2008 and 2007 was $0.2 million and $0.8 million, respectively. The tax benefits related to the deductions from option exercises of the share-based payment arrangements will be recognized when those deductions, currently being carried forward as net operating losses, reduce taxes payable.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock units as of the three months ended March 31, 2008, and changes for the period then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average Grant-
	Shares	Date Fair Value

Non-vested at January 1, 2008	496	$10.39
Granted	609	$11.57
Vested	(135)	$10.56
Forfeited	(96)	$10.84

Non-vested at March 31, 2008	874	$11.14

The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of March 31, 2008, there was $5.9 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 2.6 years.

8.	INCOME TAXES

The Company recorded an income tax benefit based on the estimated effective tax rate for the full year, adjusted for discrete items recorded during the first quarter of 2008. Approximately $0.2 million of deferred tax expense accrued in the first quarter of 2008 was related to state apportionment changes and state filing positions effective for 2007. The effective tax rate for the three months ended March 31, 2008 and 2007 is a benefit of 21.32% and expense of 2.91%, respectively. The year over year change in the effective tax rate relates primarily to the lack of a full benefit on operating losses in 2007.

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January, 1, 2007. This standard modifies the previous guidance provided by SFAS No. 5, Accounting for Contingencies, and SFAS No. 109, Accounting for Income Taxes, for uncertainties related to the Company’s income tax liabilities. The Company has determined that there has been no material changes in tax positions taken in the prior periods, tax positions taken in the current period, settlements with taxing authorities resulting from lapses in the statute of limitations and unrecognized tax benefits that if recognized would affect the effective tax rate and amount of interest and penalties recognized in the condensed consolidated statement of operations and the condensed consolidated balance sheets.

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax return years since 2000 in the Company’s major tax jurisdictions, both federal and various states, have not been audited and are not currently under audit. Due to the existence of tax attribute carry forwards, the Company treats certain post-2000 tax positions as unsettled due to the taxing authorities’ ability to modify these attributes. The Company does not have reason to expect any changes in the next twelve months regarding uncertain tax positions.

9.	NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted net loss available to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007

Net loss	$(1,405)	$(7,419)
Preferred stock accretion	2,177	2,035

Net loss available to common shareholders	$(3,582)	$(9,454)

Weighted average shares outstanding used in calculation of net loss available to common stockholders per share:
Basic	28,827	25,927
Dilutive stock options	—	—

Diluted	28,827	25,927

Net income loss available to common stockholders per share:
Basic	$(0.12)	$(0.36)
Diluted	$(0.12)	$(0.36)

Approximately 7,758,745 and 9,029,000 shares of common stock for the three months ended March 31, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

10.	COMPONENTS OF COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive income (loss) be separately classified in the financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet. The following table reconciles the Company’s net loss and its total comprehensive loss for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net loss available to common stockholders	$(3,582)	$(9,454)
Other comprehensive loss:
Hedge caplet maturation	70	85
Net unrealized loss on hedging activity	(8)	(24)

Comprehensive net loss	$(3,520)	$(9,393)

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the standard specifies that the fair value should be the exit price, or price received to sell the asset or liability as opposed to the entry price, or price paid to acquire an asset or assume a liability.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except for those that are disclosed in the condensed consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company is currently assessing the impact, if any, this adoption will have on its consolidated financial statements.

The standard provides valuation techniques and a fair value hierarchy used to measure fair value. The hierarchy prioritizes inputs for valuation techniques used to measure fair value into three categories:

(1) Level 1 inputs, which are considered the most reliable, are quoted prices in active markets for identical assets or liabilities.

(2) Level 2 inputs are those that are observable in the market place, either directly or indirectly for the asset or liability.

(3) Level 3 inputs are unobservable due to unavailability and as such the entity’s own assumptions are used.

The Company primarily utilizes Level 2 and Level 3 inputs for valuation techniques used to measure its financial assets and liabilities, as shown in the table below:

	Fair Value Measurements at March 31, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Financial assets and liabilities (in thousands):
Assets:
Merrill Lynch Institutional Fund	$5,847	$—	$—	$5,847
Investment in Strategic Cash Fund(1)	—	—	5,950	5,950
Theoretical swap derivative(2)	—	—	1,669	1,669
Cash flow hedge caplets(3)	—	—	—	—

	$5,847	$—	$7,619	$13,466

Liabilities:
ITS price protection(4)	$—	$2,895	$—	$2,895

	$—	$2,895	$—	$2,895

(1)	Includes the Company’s short and long-term investment in the Columbia Strategic Cash Fund (“the Fund”) that was converted to a net asset value basis in December 2007 primarily due to liquidity issues. The $1.5 million classified as long-term is primarily the fair market value for the Fund’s investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities. The multiple investments included in the Fund are no longer trading and therefore the prices are not observable in the marketplace. As such, fair value of the Fund is

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessed through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent distribution of cash. This assessment from multiple indicators of fair value is then discounted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Fund.

(2)	Represents the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock issued in conjunction with the Princeton eCom acquisition on July 3, 2006. Management measures fair value of the derivative by estimating future cash flows related to the asset using the iMoney Net First Tier rate, which is determined using a spread from the forecasted one-month LIBOR rate, estimating the period in which the Series A-1 Preferred Stock will be outstanding and considering any risks involved.

(3)	The Company’s cash flow hedges that protect against increases in interest rates on the 2007 Notes are measured using Level 2 inputs and have a negligible fair value.

(4)	Represents the price protection related to the remaining 1,528,884 shares issued to ITS shareholders for a period of one year from August 10, 2007. The fair market value for the share price protection is measured using a trinomial tree model. The Company’s stock price and volatility can significantly impact the fair value.

The following table is a summary of the Company’s financial assets and liabilities that use Level 3 inputs to measure fair value (in thousands):

	Strategic Cash	Theoretical
	Fund Investment	Swap Derivative

Balance as of January 1, 2007	$9,135	$988
Realized and unrealized (loss)/gain(1)	(111)	681
Redemptions(2)	(3,074)	—

Balance as of March 31, 2008	$5,950	$1,669

(1)	The realized and unrealized losses and gains are included as other (expense) income in the condensed consolidated statements of operations for the three months ended March 31, 2008.

(2)	Redemptions are payments to the Company for partial liquidation of the Columbia Strategic Cash Fund.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS.

CAUTIONARY NOTE

The following management’s discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Unaudited Financial Statements and Notes thereto. This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to:

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

These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 9, 2008. These risks include, among others, the following:

•	our history of prior losses and lack of certainty as to our continuing profitability;

•	our dependence on the marketing assistance of third parties to market our services;

•	the possibility that we may not be able to expand to meet increased demand for our services and related products;

•	the potential adverse impact that a loss of a material client may have on our financial results;

•	our inability to attract and retain qualified management and technical personnel and our dependence on our executive officers and key employees;

•	possible security breaches or system failures disrupting our business and the liability associated with these disruptions;

•	the failure to properly develop, market or sell new products;

•	the potential impact of the consolidation of the banking and financial services industry;

•	interference with our business from the adoption of government regulations;

•	our need to maintain satisfactory ratings from federal depository institution regulators;

•	exposure to increased compliance costs and risks associated with increasing and new regulation of corporate governance and disclosure standards;

•	the liquidation preference rights and redemption rights associated with our outstanding shares of preferred stock;

•	the voting rights of our preferred stock restricting our right to take certain actions;

•	the additional cash we may have to pay, or shares we may have to issue, related to the price protection granted to former Internet Transaction Solutions, Inc. (“ITS”) shareholders;

•	the possible losses we may incur from the impairment of the goodwill we have obtained from our recent acquisitions;

•	our inability to obtain additional financing to grow our business;

•	the concentration of our clients in a small number of industries, including the financial services industry, and changes within those industries reducing demand for our products and services;

•	the failure to retain existing end-users or changes in their continued use of our services adversely affecting our operating results;

•	demand for low-cost or free online financial services and competition placing significant pressure on our pricing structure and revenues;

•	exposure to greater than anticipated tax liabilities;

•	our quarterly financial results being subject to fluctuations and having a material adverse effect on the price of our stock;

•	our limited ability to protect our proprietary technology and other rights;

•	the need to redesign our products, pay royalties or enter into license agreements with third parties as a result of our infringing the proprietary rights of third parties;

•	the potential obsolescence of our technology or the offering of new, more efficient means of conducting account presentation and payments services negatively impacting our business;

•	errors and bugs existing in our internally developed software and systems as well as third-party products;

•	the disruption of our business and the diversion of management’s attention resulting from breach of contract or product liability suits;

•	difficulties in integrating acquired businesses;

•	our having limited knowledge of, or experience with, the industries served and products provided by our acquired businesses;

•	the increase in the size of our operations and the risks described herein from acquisitions or otherwise;

•	the liabilities or obligations that were not or will not be adequately disclosed from acquisitions we have made and may make;.

•	the claims that may arise from acquired companies giving us limited warranties and indemnities in connection with their businesses;

•	the effect on the trading price of our stock from the sale of the substantial number of shares of common and convertible preferred stock outstanding, including shares issued in connection with certain acquisitions and shares that may be issued upon exercise of grants under our equity compensation plans;

•	the significant amount of debt which will have to repay;

•	the adverse effect to the market price of our common stock from future offerings of debt and preferred stock which would be senior to our common stock upon liquidation; and

•	the acceleration of repayment of borrowed funds if a default under the terms of our credit agreement arises.

OVERVIEW

We provide outsourced financial technology services branded to thousands of financial institutions, billers and credit service providers. With four business lines in two primary vertical markets, we serve over 10 million billable consumer and business end-users. End-users may access and view their accounts online and perform various web-based self-service functions. They may also make electronic bill payments and funds transfers utilizing our unique, real-time debit architecture, ACH and other payment methods. Our value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for our clients. Further, we have professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. We currently operate in two business segments — Banking and eCommerce. The operating results of the business segments exclude general corporate overhead expenses and intangible asset amortization.

Registered end-users using account presentation, payment services or both, and the payment transactions executed by those end-users are the major drivers of our revenues. Since March 31, 2007, the number of account presentation services users increased by 28%, and the number of payment services users increased 49%, for an overall 42% increase in users.

			Increase/
	Period Ended March 31,		(Decrease)
	2008	2007	Change	%

Account presentation users (000s):
Banking segment	1,180	826	354	43%
eCommerce segment	3,201	2,598	603	23%

Enterprise	4,381	3,424	957	28%
Payment services users (000s):
Banking segment	3,731	3,260	471	14%
eCommerce segment	5,604	3,012	2,592	86%

Enterprise	9,335	6,272	3,063	49%
Total users (000s):
Banking segment	4,709	3,899	810	21%
eCommerce segment	8,805	5,610	3,195	57%

Enterprise	13,514	9,509	4,005	42%

We have long-term service contracts with most of our financial services provider clients. The majority of our revenues are recurring, though these contracts also provide for implementation, set-up and other non-recurring fees. Account presentation services revenues are based on either a monthly license fee, allowing our financial institution clients to register an unlimited number of customers, or a monthly fee for each registered customer. Payment services revenues are based on a monthly fee for each customer enrolled, a fee per executed transaction, or a combination of both. Our clients pay nearly all of our fees and then determine if or how they want to pass these costs on to their users. They typically provide account presentation services to users free of charge, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products.

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

Results of Operations

The following table presents the summarized results of operations for our two reportable segments, Banking and eCommerce (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
	Dollars	%	Dollars	%

Revenues:
Banking	$24,186	62%	$24,484	79%
eCommerce	15,010	38%	6,365	21%

Total	$39,196	100%	$30,849	100%

	Dollars	Margin	Dollars	Margin

Gross profit:
Banking	$14,682	61%	$14,292	58%
eCommerce	5,274	35%	1,971	31%
Unallocated(1)	(535)		(499)

Total	$19,421	50%	$15,764	51%

	Dollars	%	Dollars	%

Operating expenses:
Banking	$6,394	34%	$5,801	38%
eCommerce	4,624	24%	3,450	23%
Unallocated(1)	7,971	42%	5,895	39%

Total	$18,989	100%	$15,146	100%

	Dollars	Margin	Dollars	Margin

Income from operations:
Banking	$8,288	34%	$8,491	35%
eCommerce	650	4%	(1,479)	−23%
Unallocated(1)	(8,506)		(6,394)

Total	$432	1%	$618	2%

(1)	Unallocated expenses, for the three months ended March 31, 2008 and 2007, are primarily comprised of intangible asset acquired technology amortization in costs of revenues and general and administrative expense of $5.8 million and $4.0 million, respectively, and intangible asset customer list amortization of $2.1 million and $1.8 million, respectively, included as sales and marketing expenses, that are not considered in the measure of segment profit or loss used internally to evaluate the segments.

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

Revenues

We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues increased $8.3 million, or 27% to $39.2 million for the three months ended March 31, 2008, from $30.8 million for the same period of 2007. Approximately 82% of the increase was attributable to the addition of revenues from our acquisition of Internet Transaction Solutions, Inc. (“ITS”), which we acquired on August 10, 2007, while the remaining 18% of the increase was attributable to organic growth relative to the first quarter ended 2007.

	Three Months Ended
	March 31,		Change
	2008(1)	2007(1)	Difference(1)%

Revenues (in thousands):
Account presentation services	$2,372	$2,262	$110	5%
Payment services	31,878	23,381	8,497	36%
Relationship management services	1,970	2,162	(192)	−9%
Professional services and other	2,976	3,044	(68)	−2%

Total revenues	$39,196	$30,849	$8,347	27%

Payment metrics:
Banking transactions	41,808	40,846	962	2%
Biller transactions(2)	10,993	6,746	4,247	63%

(1)	In thousands

(2)	Excludes ITS for purposes of comparison to prior year.

Account Presentation Services.  Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased 5%, or $0.1 million, to $2.4 million. The increase is the result of growth in eCommerce account presentation services offered to card issuer clients.

Payment Services.  Both the Banking and eCommerce segments contribute to payment services revenues, which increased to $31.9 million for the three months ended March 31, 2008 from $23.4 million in the prior year quarter. While approximately 81% of the increase was related to the addition of new revenues from the acquisition of ITS, the remaining increase was driven by growth in our existing Banking and eCommerce segments. Banking transactions grew by 2% compared to the first quarter of 2007, and biller transactions grew by 63%. Banking transactions did not grow materially as a result of the departures of two large billpayment clients in August 2007 and December 2007. Otherwise, the growth in banking and biller transactions is the result of increased usage at our existing clients and the net addition of new clients since 2007. Biller transaction growth is higher due to the relative immaturity of that market.

Relationship Management Services.  Primarily composed of revenues from the Banking segment, relationship management services revenues decreased from $2.2 million in the first quarter ended 2007 to $2.0 million in first quarter ended 2008. Relationship management services revenues decreased as a result of lower revenues from consumer marketing programs in 2008 when compared to 2007. This source of revenue can be very unpredictable, so material changes in the amount of revenues recognized for this service is typical. Revenues would have otherwise remained constant due to our decision to bundle our call center service to banking clients with our account presentation and payment services.

Professional Services and Other.  Both the Banking and eCommerce segments contribute to professional services and other revenues, which decreased by $0.1 million, or by 2%. Revenues from professional services and other fees typically do not grow materially unless there is a one-time event such as a termination fee or the launch of a new emerging product that would cause revenues to jump in one period over another.

Costs and Expenses

	Months Ended
	March 31,		Change
	2008(1)	2007(1)	Difference(1)%

Revenues	$39,196	$30,849	$8,347	27%
Costs of revenues	19,775	15,085	4,690	31%

Gross profit	19,421	15,764	3,657	23%
Gross margin	50%	51%
Operating expenses
General and administrative	9,943	7,086	2,857	40%
Sales and marketing	6,233	5,731	502	9%
Systems and development	2,813	2,329	484	21%

Total operating expenses	18,989	15,146	3,843	25%

Income from operations	432	618	(186)	−30%
Other (expense) income
Interest income	212	337	(125)	−37%
Interest and other expense	(2,430)	(2,539)	109	n/a
Loss on extinguishment of debt	—	(5,625)	5,625	n/a

Total other (expense) income	(2,218)	(7,827)	5,609	n/a

Loss before tax (benefit) provision	(1,786)	(7,209)	5,423	n/a
Income tax (benefit) provision	(381)	210	(591)	n/a

Net loss	(1,405)	(7,419)	6,014	n/a
Preferred stock accretion	2,177	2,035	142	7%

Net loss available to common stockholders	$(3,582)	$(9,454)	$5,872	n/a

Net loss available to common stockholders per share:
Basic	$(0.12)	$(0.36)	$0.24	n/a
Diluted	$(0.12)	$(0.36)	$0.24	n/a
Shares used in calculation of net loss available to common stockholders per share:
Basic	28,827	25,927	2,900	11%
Diluted	28,827	25,927	2,900	11%

(1)	In thousands except for per share amounts.

Costs of Revenues.  Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $4.7 million to $19.8 million for the three months ended March 31, 2008, from $15.1 million for the same period in 2007. The inclusion of costs for ITS, which was acquired in August 2007, represents approximately 88% of this increase. The remaining increase is the result of increases in volume-related payment processing costs and the release of a number of software development projects into production since the first quarter of 2007.

Gross Profit.  Gross profit increased $3.7 million for the three months ended March 31, 2008 to $19.4 million, and gross margin decreased slightly to 50% in 2008 from 51% in 2007. ITS accounted for approximately 75% of the increase in gross profit. The decrease in gross margin is the result of lower gross margins at ITS in relation to the rest of the Company.

General and Administrative.  General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $2.9 million, or 40% to $9.9 million for the three months ended March 31, 2008, from $7.1 million in the same period of 2007. The increase is primarily due to higher fees related to professional services and higher equity compensation expense. Also contributing to the increase are strategic business and market development expenses that were included in sales and marketing in the prior year, but are currently included in general and administrative expenses.

Sales and Marketing.  Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses increased $0.5 million, or 9%, to $6.2 million for the three months ended March 31, 2008, from $5.7 million in 2007. The increase is primarily due to the addition of sales and marketing expenses for ITS, which was acquired in August 2007, and increased amortization of intangible assets related to the customer list acquired as part of the ITS acquisition. These increases were slightly offset by strategic business and market development expenses that were included as sales and marketing expenses in the prior year, but are included as general and administrative expenses in the current year.

Systems and Development.  Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $0.5 million, or 21%, to $2.8 million for the three months ended March 31, 2008. The increase is primarily due to the addition of systems and development expenses for ITS, which was acquired in August 2007, and lower software development cost capitalization rates in 2008. We capitalized $1.6 million and $1.4 million of development costs associated with software developed for internal use or to be sold, leased or otherwise marketed during the three months ended March 31, 2008 and 2007, respectively.

Income from Operations.  Income from operations decreased $0.2 million, or 30%, to $0.4 million for the three months ended March 31, 2008. The decrease was primarily due to the departures of three relatively large clients in April 2007, August 2007 and December 2007, which negatively impacted our income from operations as a result of our highly-leveraged, fixed cost business model.

Interest Income.  Interest income decreased $0.1 million to $0.2 million for the three months ended March 31, 2008 due to lower average interest earning cash balances and lower average interest rates.

Interest and Other Expense.  Interest and other expense decreased by $0.1 million due primarily to the refinancing of the senior secured notes issued on July 3, 2006 with senior secured notes that carry an interest rate that is approximately 425 basis points lower than the original senior secured notes. The original notes were refinanced on February 21, 2007. Additionally, the new interest rate on the senior secured notes is based on the one-month London Interbank Offered Rate (“LIBOR”), which has dropped considerably over the last twelve months. This decrease was partially offset by the $1.4 million in realized losses from the mark to market valuation of the ITS Price Protection.

Loss on Extinguishment of Debt.  In the prior year period, we incurred a $5.6 million charge for loss on extinguishment of debt for the refinancing of the senior secured notes (the “2006 Notes”). This charge consisted of a $1.7 million prepayment penalty, and the write-off of $3.9 million in debt issuance costs associated with the 2006 Notes.

Income Tax (Benefit)Provision.  We recognized a tax benefit for the three months ended March 31, 2008 as a result of the $1.8 million loss before income taxes generated for the period and discrete items recorded during the first quarter of 2008. Our effective tax rate for the period was 21.32%. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent items, state taxes and discrete items of $0.2 million recorded in the first quarter of 2008.

Preferred Stock Accretion.  The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased primarily as a result of higher interest costs related to the escalation accrual associated with the Series A-1 Preferred Stock. The escalation accrual represents a money-market rate of interest on the accrued, but unpaid, dividends.

Net Loss Available to Common Stockholders.  Net loss available to common stockholders decreased $5.9 million to a net loss of $3.6 million for the three months ended March 31, 2008, compared to a net loss of $9.5 million for the three months ended March 31, 2007. Basic and diluted net loss per share was $0.12 for the three months ended March 31, 2008, compared to basic and diluted net loss per share of $0.36 for the three months ended March 31, 2007. Basic and diluted shares outstanding increased by 11% as a result of shares issued in connection with the exercise of company-issued stock options, our employees’ participation in our employee stock purchase plan and the 2.2 million shares issued in connection with the acquisition of ITS.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have primarily financed our operations through cash generated from operations, private placements and public offerings of our common and preferred stock and the issuance of debt. Cash and cash equivalents were $9.1 million and $13.2 million as of March 31, 2008 and December 31, 2007, respectively. The $4.1 million decrease in cash and cash equivalents is primarily from net cash used by operating activities of $0.6 million, capital expenditures of $4.7 million and $2.2 million paid to shareholders exercising their price protection rights, partially offset by $3.1 million in liquidation payments from the Columbia Strategic Cash Portfolio fund (“the Fund”).

Net cash used by operating activities was $0.6 million for the three months ended March 31, 2008. This represented a $3.6 million decrease in cash provided by operating activities compared to the same prior year period, which was primarily the result of a net decrease in consumer deposits receivables and payables, accounts payable and accrued expenses and a decrease in debt issuance costs, offset by a net loss decrease of $6.0 million.

In 2007, following our acquisition of ITS, our consolidated balance sheet, in relation to its ITS operations, reflected consumer deposit receivables which were comprised of in-transit customer payment transactions that we have not yet received and consumer deposits payable which were comprised of cash held or in transit, that will be remitted for the benefit of customers for collections made on their behalf. In the first quarter of 2008, we changed the manner in which the ITS payment processing operations were structured to be consistent with how we operate bill payment funds apart from ITS operations. As a result, we now only have fiduciary responsibility over the bill payment funds associated with ITS operations. As a result of this change, the consumer deposit receivables, payables and related cash are no longer reported as assets and liabilities on our condensed consolidated balance sheet as of March 31, 2008.

Net cash used by investing activities for the three months ended March 31, 2008 was $1.6 million, which was the result of capital expenditures of $4.7 million, partially offset by $3.1 million in liquidation payments from the Fund.

Net cash used by financing activities was $1.9 million for the three months ended March 31, 2008, which was primarily the result of cash paid to shareholders exercising price protection rights.

In December 2007, we reclassified our investment in the Fund from cash and cash equivalents to short-term investments. The Fund was short-term and highly liquid in nature prior to the fourth quarter of 2007 and was classified as a cash equivalent. During the fourth quarter of 2007, the Fund was closed by the Fund administrator to future investment, partially due to the subprime credit market crisis, and began liquidating the Fund in an orderly manner. The Funds were then converted to a net asset value basis and marked to market daily. We intend to remain in the Fund through the liquidation period. A majority of the Fund is expected to substantially liquidate over the next twelve months and as such this portion of the Fund is classified in short-term investments at fair value on the condensed consolidated balance sheet. The remainder of the Fund, or $1.5 million, is expected to liquidate beyond twelve months and as such this portion of the Fund is classified in long-term other assets on the condensed consolidated balance sheet. The value of the Fund was $5.9 million and $9.1 million at March 31, 2008 and December 31, 2007, respectively. We adjusted the Fund to its estimated fair value at March 31, 2008. In addition, we received $3.1 million in liquidation payments from the Fund administrator during the quarter ended March 31, 2008.

As part of the purchase consideration for ITS, we also agreed to provide the former shareholders of ITS with price protection related to the 2,216,552 shares issued to them for a period of one year from the date the shares were issued, which was August 10, 2007 (the “Closing Date”). Under the guarantee, if the volume weighted average price of our shares for the 10 trading-day period ending two business days before the six, nine and twelve month anniversary dates of the Closing Date is less than $11.15, these shareholders have the right to put their shares to us. We can pay cash for the difference or issue additional shares. On the sixth month anniversary date, which occurred during the first quarter of 2008, certain shareholders exercised their right and put their shares to us. We acquired 189,917 common shares subject to the price protection for $2.2 million, including $0.1 million for the difference under the price protection. These shares are classified as treasury shares on our condensed consolidated balance sheet. In addition, the Company issued 25,209 shares of the Company’s common stock to shareholders who own 497,751 shares and exercised their price protection rights in the first quarter of 2008. As of March 31, 2008, 1,528,884 shares of the 2,216,552 shares related to the ITS acquisition are still subject to price protection. Any repurchase of shares or issuance of additional value by us, whether at the request of shareholders or at our option, relieves us of any future price protection obligations.

Our material commitments under operating and capital leases and purchase obligations are as follows (in thousands):

		For the Years Ended
	Total	2008(1)	2009	2010	2011	2012	Thereafter

Capital lease obligations	$81	$26	$36	$19	$—	$—	$—
Operating leases	33,743	3,426	4,661	4,726	4,804	4,504	11,622
Purchase obligations	505	505	—	—	—	—	—
Notes payable(2)	85,000	9,562	15,937	17,000	32,938	9,563	—

Total obligations	$119,329	$13,519	$20,634	$21,745	$37,742	$14,067	$11,622

(1)	For the period April 1, 2008 through December 31, 2008.

(2)	Senior secured debt (“2007 Notes”)

We received a waiver agreement from Bank of America, the lender of our 2007 Notes, waiving the event of default resulting from the failure to timely submit consolidated financial statements for the year ended December 31, 2007. Based on the one-month LIBOR at March 31, 2008, the estimated interest payments related to the Notes payable is $3.4 million, $3.9 million, $2.9 million, $1.8 million and $0.1 million for the remaining period in 2008, and full years 2009, 2010, 2011 and 2012, respectively.

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

We are exposed to the impact of interest rate changes as they affect our outstanding senior secured notes, or 2007 Notes. The interest rate charged on our 2007 Notes varies based on LIBOR and, consequently, our interest expense could fluctuate with changes in the LIBOR rate through the maturity date of the senior secured note. We have entered into an interest rate cap agreement that effectively limits our exposure to interest rate fluctuations on $65 million of the $85 million in senior secured notes outstanding at March 31, 2008. The remaining $20 million is not subject to any interest rate cap agreements. If LIBOR increased by one percent as of March 31, 2008, we would have incurred an additional $0.2 million of interest expense associated with the $20 million in 2007 Notes outstanding at March 31, 2008 that were not subject to any interest rate cap agreements.

We earn interest (float interest) in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. As such, the float interest earned is classified as payment services revenue in our condensed consolidated statements of operations. This float interest revenue is exposed to changes in the general level of U.S. interest rates as it relates to the balances of these clearing accounts. The float interest totaled $2.0 million and $2.5 million for the three months ended March 31, 2008 and March 31, 2007, respectively.

In December 2007, we reclassified our investment in the Columbia Strategic Cash Portfolio (the “Fund”) from cash and cash equivalents to short-term investments. The Fund was short-term and highly liquid in nature prior to the fourth quarter of 2007 and was classified as a cash equivalent. During the fourth quarter of 2007, the Fund was closed by the Fund administrator to future investment, partially due to the subprime credit market crisis, and began liquidating the Fund in an orderly manner. The Funds were then converted to a net asset value basis and marked to market daily. We intend to remain in the Fund through the liquidation period. A majority of the Fund is expected to substantially liquidate over the next twelve months and as such this portion of the Fund is classified in short-term investments at fair value on the condensed consolidated balance sheet. The remainder of the Fund, or $1.5 million, is expected to liquidate during the beyond twelve months and as such this portion of the Fund is classified in long-term other assets on the condensed consolidated balance sheet.

The value of the Fund was $5.9 million and $9.1 million at March 31, 2008 and December 31, 2007, respectively. We adjusted the Fund to its estimated fair value at March 31, 2008. In addition, we received $3.1 million in liquidation payments from the Fund administrator during the quarter ended March 31, 2008. There may be further decreases in the value of the Fund based on changes in market values of the securities held in the Fund. To the extent we determine there is a further decline in fair value, we may recognize additional unrealized losses in future periods.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (‘CEO’) and Chief Financial Officer (‘CFO’), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Based on that evaluation, the CEO and CFO have concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective because of the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2007, which we are still in the process of remediating. Notwithstanding the material weaknesses described in Item 9A of the 2007 Form 10-K, we believe our consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

(b) As disclosed in our Form 10-K for the fiscal year ended December 31, 2007, in the course of performing our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our management determined that a material weakness in internal control over financial reporting existed as of December 31, 2007. As of December 31, 2007, management identified the following material weaknesses in internal control over financial reporting:

The Company’s monitoring activities were not effective at identifying, on a timely basis, deficiencies in the operation of controls in the financial statement close process. Specifically, the Company’s procedures for the supervisory review of the performance by Company personnel of manual controls associated with account analysis and the verification of the accuracy of electronic spreadsheets that support financial reporting were ineffective. This material weakness resulted in deficiencies in the operation of controls not being detected timely and in multiple errors in the Company’s preliminary 2007 financial statements, including errors in revenue, interest expense, and share based compensation.

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

(c) Except as identified below, there has been no change during the fiscal quarter ended March 31, 2008 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In January 2008, the Company implemented new systems for financial statement consolidation and reporting of consolidated financial information. In addition, the Company has adopted a long-term staffing plan that is intended to bolster the Company’s Finance and Accounting resources, and it has added two new staff members since December 31, 2007 pursuant to this plan. It is anticipated that additional staff members will be added in the current year pursuant to this plan as well. Finally, the Company has engaged an outside third-party to review its internal control structure and related documentation and assist the Company in remediating the material weaknesses identified as of December 31, 2007. We expect that these changes will likely have a material effect on the Company’s internal control over financial reporting in 2008.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not a party to any pending material litigation nor are we aware of any pending or threatened litigation that would have a material adverse effect on us, our business or results of operation.

ITEM 1A.	RISK FACTORS.

There have been no material changes to risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 9, 2008.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

We made the following purchases of our equity securities during the first quarter of 2008:

Issuer Purchases of Equity Securities

Maximum Number (or
				Total Number of	Approximate Dollar
				Shares Purchased as	Value of Shares That
			Average	Part of Publicly	may Yet be
	Total Number of		Price Paid	Announced Plans or	Purchased Under the
	Shares Purchased		per Share	Programs	Plans or Programs

January 1- January 31	120,929	(1)	$12.07	—	—
February 1 - February 29	—		—	—	—
March 1 - March 21	68,988	(1)	$11.15	—	—

189,917

(1)	As part of the purchase consideration for Internet Transaction Solutions, Inc. (“ITS”), we agreed to provide the former shareholders of ITS with price protection related to the 2,216,552 shares issued to them for a period of one year from the date the shares were issued, which was August 10, 2007 (the “Closing Date”). Under the guarantee, if the volume weighted average price of our shares for the 10 trading-day period ending two business days before the six, nine and twelve month anniversary dates of the Closing Date is less than $11.15, these shareholders have the right to put their shares to us. We can pay cash for the difference or issue additional shares. These shares purchased represent the price protection for three of the former ITS shareholders.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit 31.1	—	Rule 13a-14a Certification of Chief Executive Officer
Exhibit 31.2	—	Rule 13a-14a Certification of Chief Financial Officer
Exhibit 32	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections(a) and(b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE RESOURCES CORPORATION

By:	/s/ Matthew P. Lawlor
Matthew P. Lawlor
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: May 12, 2008

ONLINE RESOURCES CORPORATION

By:	/s/ Catherine A. Graham
Catherine A. Graham
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2008