Form 10-Q
period 2008-06-30
ONLINE RESOURCES CORP
filed 2008-08-11
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-26123

ONLINE RESOURCES CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	52-1623052 (I.R.S. EMPLOYER IDENTIFICATION NO.)

4795 Meadow Wood Lane Chantilly, Virginia (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	20151 (ZIP CODE)

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

As of August 1, 2008 there were 29,194,684 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$15,440	$13,227
Consumer deposits receivable	—	8,279
Short-term investments	3,193	9,135
Accounts receivable (net of allowance of $140 and $84, respectively)	14,645	16,546
Deferred tax asset, current portion	819	902
Prepaid expenses and other current assets	5,173	7,595

Total current assets	39,270	55,684
Property and equipment, net	29,638	26,852
Deferred tax asset, less current portion	33,632	32,914
Goodwill	184,410	184,300
Intangible assets	31,701	36,924
Deferred implementation costs, less current portion, and other assets	5,761	4,043

Total assets	$324,412	$340,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,311	$2,001
Consumer deposits payable	—	10,555
Accrued expenses	4,601	7,513
Notes payable, senior secured debt, current portion	13,813	9,562
Interest payable	12	72
Deferred revenues, current portion and other current liabilities	5,963	8,356

Total current liabilities	25,700	38,059
Notes payable, senior secured debt, less current portion	68,000	75,438
Deferred revenues, less current portion and other long-term liabilities	6,734	6,508

Total liabilities	100,434	120,005
Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at June 30, 2008 and December 31, 2007 (redeemable on July 3, 2013 at $135,815)	86,917	82,542
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 29,443 issued and 29,178 outstanding at June 30, 2008 and 28,895 and 28,819 outstanding at December 31, 2007	3	3
Additional paid-in capital	205,964	198,333
Accumulated deficit	(66,499)	(59,744)
Treasury stock, 265 shares at June 30, 2008 and 76 shares at December 31, 2007	(2,345)	(228)
Accumulated other comprehensive loss	(62)	(194)

Total stockholders’ equity	137,061	138,170

	$324,412	$340,717

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Revenues:
Account presentation services	$1,889	$2,203	$4,261	$4,465
Payment services	30,084	23,880	61,962	47,260
Relationship management services	2,047	2,061	4,017	4,224
Professional services and other	3,133	3,797	6,109	6,841

Total revenues	37,153	31,941	76,349	62,790
Costs and expenses:
Service costs	18,347	13,050	36,858	26,472
Implementation and other costs	1,107	1,627	2,371	3,290

Costs of revenues	19,454	14,677	39,229	29,762
Gross profit	17,699	17,264	37,120	33,028
General and administrative	8,601	6,440	18,544	13,526
Sales and marketing	6,427	6,090	12,660	11,822
Systems and development	2,229	2,123	5,042	4,451

Total expenses	17,257	14,653	36,246	29,799

Income from operations	442	2,611	874	3,229
Other (expense) income:
Interest income	110	400	322	737
Interest expense	(1,710)	(1,960)	(4,029)	(4,499)
Other income (expense)	3	—	(108)	—
Loss on extinguishment of debt	—	—	—	(5,625)

Total other (expense) income	(1,597)	(1,560)	(3,815)	(9,387)

(Loss) income before income tax (benefit) provision	(1,155)	1,051	(2,941)	(6,158)
Income tax (benefit) provision	(181)	81	(562)	291

Net (loss) income	(974)	970	(2,379)	(6,449)
Preferred stock accretion	2,199	2,128	4,376	4,163

Net loss available to common stockholders	$(3,173)	$(1,158)	$(6,755)	$(10,612)

Net loss available to common stockholders per share:
Basic	$(0.11)	$(0.04)	$(0.23)	$(0.41)
Diluted	$(0.11)	$(0.04)	$(0.23)	$(0.41)
Shares used in calculation of net loss available to common stockholders per share:
Basic	28,998	26,184	28,913	26,056
Diluted	28,998	26,184	28,913	26,056

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)

Operating activities
Net loss	$(2,379)	$(6,449)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred tax benefit	(633)	—
Depreciation and amortization	10,955	9,583
Equity compensation expense	2,950	1,199
Write off and amortization of debt issuance costs	190	4,111
Loss on disposal of assets	33	166
Provision (benefit) for losses on accounts receivable	68	(64)
Loss on investments	108	—
Change in fair value of stock price protection	1,565	—
Change in fair value of theoretical swap derivative	(500)	134
Loss on cash flow hedge derivative security	184	142
Changes in operating assets and liabilities, net of acquisitions:
Consumer deposit receivable	8,279	—
Consumer deposit payable	(10,555)	—
Changes in certain other assets and liabilities	648	(1,834)

Net cash provided by operating activities	10,913	6,988
Investing activities
Purchases of property and equipment	(8,291)	(6,816)
Sales of short-term investments	4,334	—

Net cash used in investing activities	(3,957)	(6,816)
Financing activities
Net proceeds from issuance of common stock	693	2,731
Repurchase of shares issued related to ITS acquisition	(2,117)	—
Payments for ITS price protection	(112)	—
Purchase of cash flow derivative	—	(121)
Sale of cash flow derivative	—	23
Debt issuance costs and prepayment penalty on refinancing of senior secured notes	—	(3,178)
Repayment of 2006 notes	—	(85,000)
Proceeds from issuance of 2007 notes	—	85,000
Repayment of 2007 notes	(3,188)	—
Repayment of capital lease obligations	(19)	(20)

Net cash used in financing activities	(4,743)	(565)

Net increase (decrease) in cash and cash equivalents	2,213	(393)
Cash and cash equivalents at beginning of year	13,227	31,189

Cash and cash equivalents at end of period	$15,440	$30,796

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

INTERIM FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In the opinion of management, the condensed consolidated unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2007 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on April 9, 2008. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.

CONSUMER DEPOSITS RECEIVABLE AND PAYABLES

In 2007, following the Company’s acquisition of Internet Transaction Solutions, Inc. (“ITS”), the Company’s balance sheet, in relation to its ITS operations, reflected consumer deposit receivables which were comprised of in-transit customer payment transactions that have not yet been received by the Company and consumer deposit payables which were comprised of cash held or in transit, that will be remitted for the benefit of customers for collections made on their behalf. In the first quarter of 2008, the Company changed the manner in which the ITS payment processing operations were structured to be consistent with how the Company operates bill payment funds apart from its ITS operations. As a result of the change in legal ownership structure, the Company only has fiduciary responsibility over the bill payment funds associated with its ITS operations. Therefore, the Company no longer has rights and obligations associated with ITS bill payment funds and as such no longer reports consumer deposit receivables, payables and related cash as part of its condensed consolidated balance sheet at June 30, 2008.

NEW ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations, (“SFAS 141R”), which replaces SFAS 141. SFAS 141R will significantly change the way the Company accounts for business combinations. The more significant changes under SFAS 141R included the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. The standard also requires more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date and contingent liabilities assumed to be measured at fair value in each subsequent reporting period. In addition, under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after the measurement period will affect the income tax provision. This pronouncement is effective for financial statements issued subsequent to December 15, 2008. Early adoption is not permissible; therefore the Company will apply this standard to acquisitions made after January 1, 2009. The provisions of the standard related to changes in deferred tax assets valuation allowances and income tax uncertainties will be applied to acquisitions entered into prior to the adoption of this standard.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, (“SFAS 160”), which amends Accounting Research Bulletin No. 51. SFAS 160 establishes accounting and reporting standards that require 1) non-controlling interests held by non-parent parties to be clearly identified and presented in the consolidated statement of financial position within equity, separate from the parent’s equity and 2) the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly presented on the face of the consolidated statement of income. SFAS 160 also requires consistent reporting of any changes to the parent’s ownership while retaining a controlling financial interest, as well as specific guidelines over how to treat the deconsolidation of controlling interests and any applicable gains or losses. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The standard currently does not affect the Company’s consolidated financial statements; however the Company will adopt this standard beginning January 1, 2009.

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the standard specifies that the fair value should be the exit price, or price received to sell the asset or liability as opposed to the entry price, or price paid to acquire an asset or assume a liability. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except for those that are disclosed in the condensed consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company is currently assessing the impact, if any, adoption of the statement for nonfinancial assets and liabilities will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about an entity’s derivative and hedging activities. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activity, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows, and accordingly this new standard improves the transparency of financial reporting. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This standard encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time, the Company is assessing the impact on our consolidated financial statements and has not determined if it will adopt early.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (GAAP), which is a hierarchy of authoritative accounting guidance. The current GAAP hierarchy is included in the American Institute of Certified Public Accountants Statement of Auditing Standards No. 69, The Meaning of Present Fairly in Confirmation with Generally Accepted Accounting Principles. The new statement is explicitly and directly applicable to preparers of financial statements as opposed to being directed to auditors and will not result in a change in current practice. The new statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60, which requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement does not impact the Company’s business.

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. FSP 142-3 is effective beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The company is currently assessing the impact this adoption will have on its consolidated financial statements.

2.	SENIOR SECURED NOTES

On February 21, 2007, the Company entered into an agreement with Bank of America to refinance its existing debt with $85.0 million in senior secured notes (“2007 Notes”). The agreement also provides a $15 million revolver (“Revolver”) under which the Company can secure up to $5 million in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $1.8 million as a result of letters of credit the bank has issued. The Company’s first payment of $3.2 million on the 2007 Notes came due and was paid on June 30, 2008, reducing the outstanding principal from $85.0 million to $81.8 million. The Company will make principal payments each quarter until the 2007 Notes are due in 2012. Interest on both the Revolver and the 2007 Notes is one-month London Interbank Offered Rate (“LIBOR”) plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the 2007 Notes), and it is payable monthly. During the second quarter of 2008, the margin improved from 275 to 250 basis points and the interest rate was 4.88% at June 30, 2008. The 2007 Notes and the Revolver are secured by the assets of the Company.

Maturities of long-term debt for each of the next 4.5 years are as follows (in thousands):

Maturing
Year	Amounts

2008 (July 1, 2008-December 31, 2008)	$6,375
2009	$15,937
2010	$17,000
2011	$32,938
2012	$9,563

3.	FINANCIAL INSTRUMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Cash Flow Hedging Strategy

On March 30, 2007, the Company entered into an interest rate cap agreement (“2007 Hedge”) that protects the cash flows on designated one-month LIBOR-based interest payments beginning on April 3, 2007 through July 31, 2009. The 2007 Hedge limits the exposure to interest rate increases in excess of 5.5%. The 2007 Hedge has a notional value of $65.0 million through June 30, 2008 and $42.5 million through July 31, 2009. Approximately 79%, or $65.0 million, of the Company’s $81.8 million outstanding principal of the 2007 Notes had its interest payments perfectly hedged against increases in variable-rate interest payments above 5.5% by the 2007 Hedge at June 30, 2008.

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and six months ended June 30, 2008, the Company recorded a negligible unrealized gain and loss, respectively, as part of the comprehensive loss recorded in accumulated other comprehensive income to reflect the change in the fair value of the hedge through June 30, 2008. During the three and six months ended June 30, 2008, the Company recorded an increase in interest expense of $0.1 million and $0.2 million with the maturation of the hedge’s caplets. As additional interest rate caplets mature, the portions of the changes in fair value that are associated with the cost of the maturing caplet will be recognized as interest expense. There is no published exchange information containing the price of the Company’s interest rate cap instruments. Thus, the fair value of the interest rate caplets are based on estimated fair value quotes from a broker and market maker in derivative instruments. Their estimates are based upon the June 30, 2008 LIBOR forward curve, which implies that the caplets had minimal intrinsic value at June 30, 2008. The fair value of the 2007 Hedge at June 30, 2008 was negligible.

At June 30, 2008, the Company expects to reclassify a negligible net loss of derivative instruments from accumulated other comprehensive loss to operations (i.e., as “interest expense”) during the next twelve months due to actual payments of variable interest associated with the floating rate debt.

Theoretical Swap Derivative

The Company bifurcated the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock (“Series A-1 Preferred Stock”) issued in conjunction with the Princeton eCom acquisition on July 3, 2006 in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The Company determined that the embedded derivative is defined as the right to receive a fixed rate of return on the accrued, but unpaid dividends and the variable negotiated rate, which creates a theoretical swap between the fixed rate of return on the accrued, but unpaid dividends and the variable rate actually accrued on the unpaid dividends. This embedded derivative is marked to market at the end of each reporting period through earnings and an adjustment to other assets or other long-term liabilities in accordance with SFAS No. 133. There is no active market quote available for the fair value of the embedded derivative. Thus, management measures fair value of the derivative by estimating future cash flows related to the asset using the iMoney Net First Tier rate, which is determined using a spread from the forecasted one-month LIBOR rate, estimating the period in which the Series A-1 Preferred Stock will be outstanding. The fair value of the theoretical swap derivative was $1.5 million at June 30, 2008 and $1.0 million at December 31, 2007.

ITS Price Protection

As part of the purchase consideration for ITS, the Company also agreed to provide the former shareholders of ITS with price protection related to the 2,216,653 shares issued to them for a period of one year from the date the shares were issued, which was August 10, 2007 (the “Closing Date”). Under the protection, if the volume weighted average price of the Company’s shares for the 10 trading-day period ending two business days before the six, nine and twelve month anniversary dates of the Closing Date is less than $11.15, these shareholders have the right to put their shares to the Company. The Company can pay cash for the difference or issue additional shares.

On the six month anniversary date, which occurred during the first quarter of 2008, certain shareholders exercised their rights and put their price protection shares to the Company. The Company acquired 189,917 common shares subject to the price protection for $2.2 million, including $0.1 million for the difference under the price protection. These shares are classified as treasury shares on the Company’s condensed consolidated balance sheet. In addition, the Company issued 25,209 shares of the Company’s common stock to shareholders who owned 497,751 shares and exercised their price protection rights in the first quarter of 2008.

On the nine month anniversary date, which occurred during the second quarter of 2008, the remaining shareholders exercised their price protection rights and put their shares to the Company. The Company issued an additional 238,396 shares of the Company’s common stock to shareholders who owned 1,528,985 shares and exercised their price protection rights in the second quarter of 2008. As of June 30, 2008, all obligations under the price protection have been fulfilled.

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This purchase price protection represents a stand-alone derivative which was included as part of the consideration issued for the acquisition. Using a trinomial tree model, the Company determined that the value of this option was $2.8 million as of July 26, 2007, the date the share issuance price was established, and recorded this amount in other current liabilities on the condensed consolidated balance sheet. The liability was marked to market, each period, through the second quarter of 2008 until all rights were exercised and reflected changes in the value of the option that were driven by share price, share price volatility and time to maturity. Interest expense of $0.2 million and $1.6 million, respectively, was recorded during the three and six months ended June 30, 2008 related to the mark to market adjustment of the derivative. At June 30, 2008 and December 31, 2007, the value of the remaining portion of the option, using the same valuation model, was determined to be zero and $2.4 million, respectively.

4.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A-1 Redeemable Convertible Preferred Stock

Pursuant to the restated certificate of incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 3,000,000 shares of preferred stock in one or more series. Of these 3,000,000 shares of preferred stock, 75,000 shares have been designated Series A-1. The Series A-1 Preferred Stock has a redemption value of 115% of the face value of the stock, on or after seven years from the date of issuance, or July 3, 2013. The Company recognized $0.4 million for each of the three months ended June 30, 2008 and 2007 and $0.8 million and $0.7 million for the six months ended June 30, 2008 and 2007, respectively, to adjust for the redemption value at maturity.

Additionally, the Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. For each of the three months ended June 30, 2008 and 2007 and for each of the six months ended June 30, 2008 and 2007, $1.5 million and $3.0 million, respectively, of preferred stock accretion was recognized in the condensed consolidated statements of operations, for the 8% per annum cumulative dividends. The right to receive the accrued, but unpaid dividends is based on a variable interest rate, and as such the difference between the fixed and variable rate of returns is a theoretical swap derivative. The Company bifurcates this feature and accretes it to the Series A-1 Preferred Stock over the life of the security. For the three months ended June 30, 2008 and 2007, $0.1 million of preferred stock accretion was recognized for each period for the theoretical swap derivative in the condensed consolidated statement of operations. For the six months ended June 30, 2008 and 2007, $0.2 million and $0.1 million of preferred stock accretion was recognized for the theoretical swap derivative in the condensed consolidated statements of operations.

Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is being accreted back to the redemption value of the Series A-1 Preferred Stock through July 2013, and generated an additional $0.2 million of preferred stock accretion for the three months ended June 30, 2008 and 2007 and an additional $0.4 million for the six months ended June 30, 2008 and 2007 in the condensed consolidated statements of operations.

5.	REPORTABLE SEGMENTS

The Company manages its business through two reportable segments: Banking and eCommerce. The Banking segment’s market consists primarily of banks, credit unions and other depository financial institutions in the United States. The segment’s fully integrated suite of account presentation, payment, relationship management and professional services are delivered through the Internet. The eCommerce segment’s market consists of billers, card issuers, processors, and other creditors such as payment acquirers and very large online billers. The segment’s account presentation, payment, relationship management and professional services are distributed to these clients through the Internet.

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The results of operations from these reportable segments were as follows for the three and six months ended June 30, 2008 and 2007 (in thousands):

			Unallocated
	Banking	eCommerce	Expenses(1)	Total

Three months ended June 30, 2008:
Revenues	$23,157	$13,996	$—	$37,153
Costs of revenues	8,854	10,069	531	19,454

Gross profit	14,303	3,927	(531)	17,699
Operating expenses	6,352	4,567	6,338	17,257

Income (loss) from operations	$7,951	$(640)	$(6,869)	$442

Three months ended June 30, 2007:
Revenues	$25,255	$6,686	$—	$31,941
Costs of revenues	10,184	3,994	499	14,677

Gross profit	15,071	2,692	(499)	17,264
Operating expenses	6,252	3,276	5,125	14,653

Income (loss) from operations	$8,819	$(584)	$(5,624)	$2,611

Six months ended June 30, 2008:
Revenues	$47,344	$29,005	$—	$76,349
Costs of revenues	18,358	19,805	1,066	39,229

Gross profit	28,986	9,200	(1,066)	37,120
Operating expenses	12,746	9,191	14,309	36,246

Income (loss) from operations	$16,240	$9	$(15,375)	$874

Six months ended June 30, 2007:
Revenues	$49,739	$13,051	$—	$62,790
Costs of revenues	20,376	8,388	998	29,762

Gross profit	29,363	4,663	(998)	33,028
Operating expenses	12,053	6,726	11,020	29,799

Income (loss) from operations	$17,310	$(2,063)	$(12,018)	$3,229

(1)	Unallocated expenses, for the three months ended June 30, 2008 and 2007, are primarily comprised of intangible asset acquired technology amortization in costs of revenues and general and administrative expense of $4.2 million and $3.3 million, respectively, and intangible asset customer list amortization of $2.1 million and $1.8 million, respectively, included as sales and marketing expenses, that are not considered in the measure of segment profit or loss used internally to evaluate the segments.

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unallocated expenses, for the six months ended June 30, 2008 and 2007, are primarily comprised of intangible asset acquired technology amortization in costs of revenues and general and administrative expense of $10.1 million and $7.3 million, respectively, and intangible asset customer list amortization of $4.2 million and $3.7 million, respectively, included as sales and marketing expenses, that are not considered in the measure of segment profit or loss used internally to evaluate the segments.

6.	INVESTMENTS

In December 2007, the Company reclassified its investment in the Columbia Strategic Cash Portfolio (the “Fund”) from cash and cash equivalents to short-term investments. The Fund was short-term and highly liquid in nature prior to the fourth quarter of 2007 and was classified as a cash equivalent. During the fourth quarter of 2007, the Fund was closed by the Fund administrator to future investment, partially due to the subprime credit market crisis, and began liquidating the Fund in an orderly manner. The Funds were then converted to a net asset value basis and marked to market daily. The Company intends to remain in the Fund through the liquidation period. Approximately two-thirds of the Fund is expected to substantially liquidate over the next twelve months and as such this portion of the remaining balance in the Fund is classified in short-term investments at fair value on the condensed consolidated balance sheet. The remainder of the Fund, or $1.5 million, is expected to liquidate beyond 12 months and as such this portion of the Fund is classified in long-term other assets on the condensed consolidated balance sheet.

The value of the Fund was $4.7 million and $9.1 million at June 30, 2008 and December 31, 2007, respectively. During the first half of 2008, the Company received $4.3 million in liquidation payments from the Fund administrator and recognized a loss of $0.1 million for the six months ended June 30, 2008, related to the Fund and liquidation, as other expense in the condensed consolidated statement of operations.

The value of the Fund may fluctuate based on changes in market values of the securities held in the Fund. To the extent the Company determines there is an increase or decrease in fair value, the Company may recognize additional unrealized gains or losses in future periods.

7.	STOCK BASED COMPENSATION

At June 30, 2008, the Company had three stock-based employee compensation plans, which are described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company used the modified-prospective transition method of SFAS No. 123(R), Share-Based Payment, to recognize compensation costs which include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The compensation expense for stock-based compensation was $1.6 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, compensation expense for stock based compensation was $3.1 million and $1.3 million, respectively. A portion of the stock based compensation cost has been capitalized as part of software development costs in accordance with Statements of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. For the three months ended June 30, 2008 and 2007, approximately $64,000 and $25,000, respectively, and for the six months ended June 30, 2008 and 2007, approximately $107,000 and $89,000 was capitalized as part of software development costs.

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Dividend yield	—	—	—	—
Expected volatility	50%	58%	51%	55%
Risk-free interest rate	2.50%	4.50%	3.37%	4.62%
Expected life in years	5.5	5.9	5.6	5.1

Dividend Yield.  The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Expected Volatility.  Volatility is a measure of the amount by which a financial variable, such as a share price, has fluctuated (historical daily volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical average daily volatility over the average expected term of the options granted to estimate expected volatility.

Risk-Free Interest Rate.  The risk-free interest rate is the average U.S. Treasury rate for the week of each option grant during the period having a term that most closely resembles the expected term of the option.

Expected Life of Option Term.  Expected life of option term is the period of time that the options granted are expected to remain unexercised. Options granted during the period have a maximum term of seven to ten years. The Company uses historical expected terms, with further consideration given to the class of employees to whom the equity awards were granted, to estimate the expected life of the option term.

Forfeiture Rate.  Forfeiture rate is the estimated percentage of equity awards granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company estimates forfeiture rate based on past turnover data ranging anywhere from one to five years with further consideration given to the class of employees to whom the equity awards were granted.

A summary of stock option activity under the 1989, 1999 and 2005 Plans as of June 30, 2008, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2008	3,016	$5.39
Granted	290	$11.50
Exercised	(143)	$3.81
Forfeited or expired	(78)	$9.05

Outstanding at June 30, 2008	3,085	$5.95	3.8	$10,269

Vested or expected to vest at June 30, 2008	3,047	$5.92	3.8	$10,190
Exercisable at June 30, 2008	2,210	$5.28	3.4	$8,360

During the second quarter of 2008, the stockholders approved the 2005 Amended and Restated Restricted Stock and Option Plan (“2005 Plan”), which increased the number of authorized shares under the 2005 Plan from

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1,700,000 to 3,500,000. The amended 2005 Plan was filed by the Company on Form 8-K with the Securities and Exchange Commission on April 22, 2008.

The weighted-average grant-date fair value of options granted was $4.79 and $6.48 per share during the three months ended June 30, 2008 and 2007, respectively and $5.78 and $5.14 per share for the six months ended June 30, 2007 and 2008, respectively. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the grant price. The intrinsic value of options exercised in the three months ended June 30, 2008 and 2007 was $0.7 million and $2.2 million, respectively, and $0.9 million and $3.5 million, respectively, for the six months ended June 30, 2008 and 2007.

As of June 30, 2008, there was $2.5 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. That cost is expected to be recognized over a weighted average period of 1.9 years.

Cash received from option exercises under all share-based payment arrangements for the three months ended June 30, 2008 and 2007 was $0.3 million and $1.9 million, respectively, and $0.5 million and $2.6 million for the six months ended June 30, 2008 and 2007, respectively. The tax benefits related to the deductions from option exercises of the share-based payment arrangements will be recognized when those deductions, currently being carried forward as net operating losses, reduce taxes payable.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock units as of the six months ended June 30, 2008, and changes for the period then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Non-vested at January 1, 2008	496	$10.39
Granted	625	$11.53
Vested	(135)	$10.56
Forfeited	(102)	$10.90

Non-vested at June 30, 2008	884	$11.08

The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of June 30, 2008, there was $4.4 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 1.8 years.

8.	INCOME TAXES

The Company recorded an income tax benefit based on the estimated effective tax rate for the full year, adjusted for discrete items recorded during the second quarter of 2008.

The Company’s effective tax rate was 15.7% and 7.7% for the three months ended June 30, 2008 and 2007, respectively, and 19.1% and (4.7)% for the first six months of 2008 and 2007, respectively. The year over year change in the effective tax rate relates primarily to the lack of a full benefit on operating losses in 2007.

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January, 1, 2007. This standard modifies the previous guidance provided by SFAS No. 5, Accounting for Contingencies, and SFAS No. 109, Accounting for Income Taxes, for

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth the computation of basic and diluted net loss available to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net (loss) income	$(974)	$970	$(2,379)	$(6,449)
Preferred stock accretion	2,199	2,128	4,376	4,163

Net loss available to common shareholders	$(3,173)	$(1,158)	$(6,755)	$(10,612)

Weighted average shares outstanding used in calculation of net loss available to common stockholders per share:
Basic	28,998	26,184	28,913	26,056
Dilutive stock options	—	—	—	—

Diluted	28,998	26,184	28,913	26,056

Net loss available to common stockholders per share:
Basic	$(0.11)	$(0.04)	$(0.23)	$(0.41)
Diluted	$(0.11)	$(0.04)	$(0.23)	$(0.41)

Approximately 7,639,722 and 8,731,398 shares of common stock equivalents for the three months ended June 30, 2008 and 2007, respectively, and approximately 7,712,979 and 8,731,398 shares of common stock equivalents for the six months ended June 30, 2008 and 2007, respectively were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	COMPONENTS OF COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive income (loss) be separately classified in the financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet. The following table reconciles the Company’s net loss available to common stockholders and its total comprehensive net loss for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss available to common stockholders	$(3,173)	$(1,158)	$(6,755)	$(10,612)
Other comprehensive (loss) gain:
Realized loss on hedging activity	66	56	136	141
Net unrealized gain/(loss) on hedging activity	4	(5)	(4)	(29)

Comprehensive net loss	$(3,103)	$(1,107)	$(6,623)	$(10,500)

11.	FAIR VALUE MEASUREMENTS

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except for those that are disclosed in the condensed consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company is currently assessing the impact, if any, adoption of the statement for nonfinancial assets and liabilities will have on its consolidated financial statements.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company primarily utilizes Level 2 and Level 3 inputs for valuation techniques used to measure its financial assets and liabilities, as shown in the table below:

	Fair Value Measurements at June 30, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Financial assets (in thousands):
Merrill Lynch Institutional Fund	$10,888	$—	$—	$10,888
Investment in Strategic Cash Fund(1)	—	—	4,693	4,693
Theoretical swap derivative(2)	—	—	1,488	1,488
Cash flow hedge caplets(3)	—	4	—	4

	$10,888	$4	$6,181	$17,073

(1)	Includes the Company’s short and long-term investment in the Columbia Strategic Cash Fund (“the Fund”) that was converted to a net asset value basis in December 2007 primarily due to liquidity issues. The $1.5 million classified as long-term is primarily the fair market value for the Fund’s investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities. The multiple investments included in the Fund are no longer trading and therefore the prices are not observable in the marketplace. As such, fair value of the Fund is assessed through review of current investment ratings, as available, coupled with the evaluation of the liquidation value of assets held by each investment and their subsequent cash redemptions. This assessment from multiple indicators of fair value is then discounted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Fund.

(2)	Represents the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock issued in conjunction with the Princeton eCom acquisition on July 3, 2006. Management measures fair value of the derivative by estimating future cash flows related to the asset using the iMoney Net First Tier rate, which is determined using a spread from the forecasted one-month LIBOR rate, estimating the period in which the Series A-1 Preferred Stock will be outstanding.

(3)	The Company’s cash flow hedges that protect against increases in interest rates on the 2007 Notes are measured using Level 2 inputs.

The following table is a summary of the Company’s financial assets that use Level 3 inputs to measure fair value (in thousands):

	Strategic Cash	Theoretical
	Fund Investment	Swap Derivative

Balance as of January 1, 2007	$9,135	$988
Realized and unrealized (loss) / gain(1)	(108)	500
Redemptions(2)	(4,334)	—

Balance as of June 30, 2008	$4,693	$1,488

(1)	The realized and unrealized losses and gains are included as other (expense) income in the condensed consolidated statements of operations for the six months ended June 30, 2008.

(2)	Redemptions are payments to the Company for partial liquidation of the Columbia Strategic Cash Fund.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

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

These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 9, 2008. These risks include, among others, the following:

•	our history of prior losses and the lack of certainty of maintaining consistent profitability;

•	our dependence on the marketing assistance of third parties to market our services;

•	the possibility that we may not be able to expand to meet increased demand for our services and related products;

•	the potential adverse impact that a loss of a material client may have on our financial results;

•	our inability to attract and retain qualified management and technical personnel and our dependence on our executive officers and key employees;

•	potential security breaches or system failures disrupting our business and the liability associated with these disruptions;

•	the failure to properly develop, market or sell new products;

•	the potential impact of the consolidation of the banking and financial services industry;

•	interference with our business from the adoption of government regulations;

•	our need to maintain satisfactory ratings from federal depository institution regulators;

•	exposure to increased compliance costs and risks associated with increasing and new regulation of corporate governance and disclosure standards;

•	the liquidation preference rights and redemption rights associated with our outstanding shares of preferred stock;

•	the voting rights of our preferred stock restricting our right to take certain actions;

•	the potential losses we may incur from the impairment of the goodwill we have obtained from our recent acquisitions;

•	our inability to obtain additional financing to grow our business;

•	the concentration of our clients in a small number of industries, including the financial services industry, and changes within those industries reducing demand for our products and services;

•	the failure to retain existing end-users or changes in their continued use of our services adversely affecting our operating results;

•	demand for low-cost or free online financial services and competition placing significant pressure on our pricing structure and revenues;

•	exposure to greater than anticipated tax liabilities;

•	our quarterly financial results being subject to fluctuations and having a material adverse effect on the price of our stock;

•	our limited ability to protect our proprietary technology and other rights;

•	the need to redesign our products, pay royalties or enter into license agreements with third parties as a result of our infringing the proprietary rights of third parties;

•	the potential obsolescence of our technology or the offering of new, more efficient means of conducting account presentation and payments services negatively impacting our business;

•	errors and bugs existing in our internally developed software and systems as well as third-party products;

•	the disruption of our business and the diversion of management’s attention resulting from breach of contract or product liability suits;

•	difficulties in integrating acquired businesses;

•	our having limited knowledge of, or experience with, the industries served and products provided by our acquired businesses;

•	the increase in the size of our operations and the risks described herein from acquisitions or otherwise;

•	the liabilities or obligations that were not or will not be adequately disclosed from acquisitions we have made and may make;

•	the claims that may arise from acquired companies giving us limited warranties and indemnities in connection with their businesses;

•	the effect on the trading price of our stock from the sale of the substantial number of shares of common and convertible preferred stock outstanding, including shares issued in connection with certain acquisitions and shares that may be issued upon exercise of grants under our equity compensation plans;

•	the significant amount of debt which will have to repay;

•	the adverse effect to the market price of our common stock from future offerings of debt and preferred stock which would be senior to our common stock upon liquidation; and

•	the acceleration of repayment of borrowed funds if a default under the terms of our credit agreement arises.

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

Registered end-users using account presentation, payment services or both, and the payment transactions executed by those end-users are the major drivers of our revenues. Since June 30, 2007, the number of account presentation services users decreased by 3%, and the number of payment services users increased 33%, for an overall 21% increase in users. The decline in account presentation services users is primarily due to the departure of a card account presentation services client in the second quarter of 2008. Payment services users increased at a higher rate than usual due to our acquisition of Internet Transaction Solutions, Inc. (“ITS”) in August of 2007.

			Increase/
	Period Ended June 30,		(Decrease)
	2008	2007	Change	%

Account presentation users (000s):
Banking segment	1,287	989	298	30%
eCommerce segment	2,299	2,709	(410)	−15%

Enterprise	3,586	3,698	(112)	−3%
Payment services users (000s):
Banking segment	3,574	3,522	52	1%
eCommerce segment	5,687	3,434	2,253	66%

Enterprise	9,261	6,956	2,305	33%
Total users (000s):
Banking segment	4,629	4,317	312	7%
eCommerce segment	7,986	6,143	1,843	30%

Enterprise	12,615	10,460	2,155	21%

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

Results of Operations

The following table presents the summarized results of operations for our two reportable segments, Banking and eCommerce (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Dollars	%	Dollars	%	Dollars	%	Dollars	%

Revenues:
Banking	$23,157	62%	$25,255	79%	$47,344	62%	$49,739	79%
eCommerce	13,996	38%	6,686	21%	29,005	38%	13,051	21%

Total	$37,153	100%	$31,941	100%	$76,349	100%	$62,790	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin

Gross profit:
Banking	$14,303	62%	$15,071	60%	$28,986	61%	$29,363	59%
eCommerce	3,927	28%	2,692	40%	9,200	32%	4,663	36%
Unallocated(1)	(531)		(499)		(1,066)		(998)

Total	$17,699	48%	$17,264	54%	$37,120	49%	$33,028	53%

	Dollars	%	Dollars	%	Dollars	%	Dollars	%

Operating expenses:
Banking	$6,352	37%	$6,252	43%	$12,746	35%	$12,053	40%
eCommerce	4,567	26%	3,276	22%	9,191	25%	6,726	23%
Unallocated(1)	6,338	37%	5,125	35%	14,309	40%	11,020	37%

Total	$17,257	100%	$14,653	100%	$36,246	100%	$29,799	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin

Income from operations:
Banking	$7,951	34%	$8,819	35%	$16,240	34%	$17,310	35%
eCommerce	(640)	−5%	(584)	−9%	9	0%	(2,063)	−16%
Unallocated(1)	(6,869)		(5,624)		(15,375)		(12,018)

Total	$442	1%	$2,611	8%	$874	1%	$3,229	5%

(1)	Unallocated expenses, for the three months ended June 30, 2008 and 2007, are primarily comprised of intangible asset acquired technology amortization in costs of revenues and general and administrative expense of $4.2 million and $3.3 million, respectively, and intangible asset customer list amortization of $2.1 million and $1.8 million, respectively, included as sales and marketing expenses, that are not considered in the measure of segment profit or loss used internally to evaluate the segments.

Unallocated expenses, for the six months ended June 30, 2008 and 2007, are primarily comprised of intangible asset acquired technology amortization in costs of revenues and general and administrative expense of $10.1 million and $7.3 million, respectively, and intangible asset customer list amortization of $4.2 million and $3.7 million, respectively, included as sales and marketing expenses, that are not considered in the measure of segment profit or loss used internally to evaluate the segments.

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2007

Revenues

We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues increased $5.2 million, or 16%, to $37.2 million for the three months ended June 30, 2008. The increase is attributable to the addition of revenues from ITS, which we acquired on August 10, 2007. Revenues for the remainder of the Company decreased due to the departures of five large clients in April 2007, August 2007, December 2007, and April 2008.

	Three Months Ended
	June 30,		Change
	2008(1)	2007(1)	Difference(1)%

Revenues:
Account presentation services	$1,889	$2,203	$(314)	−14%
Payment services	30,084	23,880	6,204	26%
Relationship management services	2,047	2,061	(14)	−1%
Professional services and other	3,133	3,797	(664)	−17%

Total revenues	$37,153	$31,941	$5,212	16%

Payment metrics:
Banking payment transactions	39,023	42,125	(3,102)	−7%
Biller payment transactions(2)	10,182	7,654	2,528	33%

Notes:

(1)	In thousands

(2)	Excludes ITS for purposes of comparison to prior year.

Account Presentation Services.  Both the Banking and eCommerce segments contribute to account presentation services revenues, which decreased 14%, or $0.3 million, to $1.9 million. The decrease is due to the departure of two card account presentation services clients in April 2007 and 2008.

Payment Services.  Both the Banking and eCommerce segments contribute to payment services revenues, which increased to $30.1 million for the three months ended June 30, 2008 from $23.9 million in the prior year quarter. The increase was related to the addition of new revenues from the acquisition of ITS. Revenues from the remainder of the Company decreased slightly as a result of the departure of three large banking bill payment clients in August 2007, December 2007 and April 2008 and lower float interest revenues due to lower interest rates. Banking payment transactions decreased by 7% compared to the second quarter of 2007, and biller transactions grew by 33%. Banking payment transactions declined as a result of the departures of three large banking bill payment clients. After excluding transactions from the three departed clients, banking payment transactions grew by 22%. The growth in biller transactions is the result of increased usage at our existing clients and the net addition of new clients since 2007. Biller transaction growth is higher due to the relative immaturity of that market.

Relationship Management Services.  Primarily composed of revenues from the Banking segment, relationship management services revenues decreased slightly in the second quarter ended 2008, or by 1%, from the same period of 2007. Revenues remained relatively constant due to our decision to bundle our call center service to banking clients with our account presentation and payment services.

Professional Services and Other.  Both the Banking and eCommerce segments contribute to professional services and other revenues, which decreased $0.7 million, or by 17%. Revenues from professional services and other fees decreased due to an early termination fee we received in the second quarter of 2007. Additionally, the timing of sales of our annual compliance package, which occurred in the second quarter last year, but will occur in the third quarter in 2008, is the other reason for the decrease. Professional services and other revenues otherwise remained flat.

Costs and Expenses

	Three Months Ended
	June 30,		Change
	2008(1)	2007(1)	Difference(1)%

Revenues	$37,153	$31,941	$5,212	16%
Costs of revenues	19,454	14,677	4,777	33%

Gross profit	17,699	17,264	435	3%
Gross margin	48%	54%
Operating expenses
General and administrative	8,601	6,440	2,161	34%
Sales and marketing	6,427	6,090	337	6%
Systems and development	2,229	2,123	106	5%

Total operating expenses	17,257	14,653	2,604	18%

Income from operations	442	2,611	(2,169)	−83%
Other (expense) income
Interest income	110	400	(290)	−73%
Interest and other expense	(1,707)	(1,960)	253	n/a

Total other (expense) income	(1,597)	(1,560)	(37)	n/a

Loss before tax (benefit) provision	(1,155)	1,051	(2,206)	n/a
Income tax (benefit) provision	(181)	81	(262)	n/a

Net (loss) income	(974)	970	(1,944)	n/a
Preferred stock accretion	2,199	2,128	71	3%

Net loss available to common stockholders	$(3,173)	$(1,158)	$(2,015)	n/a

Net loss available to common stockholders per share:
Basic	$(0.11)	$(0.04)	$(0.07)	−147%
Diluted	$(0.11)	$(0.04)	$(0.07)	−147%
Shares used in calculation of net loss available to common stockholders per share:
Basic	28,998	26,184	2,814	11%
Diluted	28,998	26,184	2,814	11%

Notes:

(1)	In thousands except for per share amounts.

Costs of Revenues.  Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $4.8 million to $19.5 million for the three months ended June 30, 2008, from $14.7 million for the same period in 2007. The inclusion of costs for ITS, which was acquired in August 2007, represents the majority of this increase. The remaining increase is the result of an increase in volume-related payment processing costs and the release of a number of software development projects into production since the first quarter of 2007.

Gross Profit.  Gross profit increased $0.4 million for the three months ended June 30, 2008 to $17.7 million, and gross margin decreased to 48% in 2008 from 54% in 2007. ITS accounted for all of the increase in gross profit, which was partially offset by a decrease in gross profit for the remainder of the Company due to the departures of five large clients in the last twelve months. The decrease in gross margin is primarily due to the departures of five large clients in the last twelve months, lower float interest revenues, an early termination fee that we received in the second quarter of 2007 and lower gross margins at ITS relative to the rest of the Company.

General and Administrative.  General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $2.2 million, or 34%, to $8.6 million for the three months ended June 30, 2008. The increase was partially due to the addition of general and administrative expenses for ITS, which was acquired in August 2007. Also contributing to the increase are $0.7 million of strategic and market development expenses that were part of sales and marketing in the prior year, but are included as general and administrative expenses in the current year due to a change in that group’s core responsibilities. The increase was also the result of $0.9 million of increased equity compensation expense during the second quarter of 2008.

Sales and Marketing.  Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses increased $0.3 million, or 6%, to $6.4 million for the three months ended June 30, 2008. The increase is primarily due to the addition of sales and marketing expenses for ITS, which was acquired in August 2007, and increased amortization of intangible assets related to the customer list acquired as part of the ITS acquisition. The increase was slightly offset by strategic business and market development salaries that were part of sales and marketing expenses in the prior year, but are included as general and administrative expenses in the current year due to a change in that group’s core responsibilities.

Systems and Development.  Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $0.1 million, or 5%, to $2.2 million for the three months ended June 30, 2008. The increase is primarily due to the addition of systems and development expenses for ITS, which was acquired in August 2007. We capitalized $1.5 million and $1.3 million of development costs associated with software developed for internal use or to be sold, leased or otherwise marketed during the three months ended June 30, 2008 and 2007, respectively.

Income from Operations.  Income from operations decreased $2.2 million, or 83%, to $0.4 million for the three months ended June 30, 2008. The decrease is primarily due to the departures of five large clients in the past twelve months, which negatively impacted our income from operations as a result of our high incremental margin, fixed cost business model. Additionally, income from operations was negatively impacted by lower float interest revenues in 2008, which has no associated costs and is the result of lower interest rates.

Interest Income.  Interest income decreased $0.3 million to $0.1 million for the three months ended June 30, 2008 due to lower average interest earning cash balances and lower average interest rates.

Interest and Other Expense.  Interest and other expense decreased by $0.3 million primarily due to lower interest expense on the senior secured 2007 notes. The interest is based on the one-month London Interbank Offered Rate (“LIBOR”), which has dropped considerably over the last twelve months. This decrease is partially offset by $0.4 million in realized losses from the mark to market valuation of certain derivatives.

Income Tax (Benefit)Provision.  We recognized a tax benefit for the three months ended June 30, 2008 as a result of the $1.2 million loss before income taxes generated during the second quarter of 2008. Our effective tax rate for the period was 15.7%. The difference between our effective tax rate and the federal statutory rate is primarily due to non-deductible items and state taxes. The non-deductible items include the mark to market adjustment valuation of the ITS price protection and interest expense for the accretion of the Series A-1 Preferred Stock.

Preferred Stock Accretion.  The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased primarily as a result of higher interest costs related to the escalation accrual associated with the Series A-1 Preferred Stock. The escalation accrual represents a money-market rate of interest on the accrued, but unpaid, dividends.

Net Loss Available to Common Stockholders.  Net loss available to common stockholders increased $2.0 million to a net loss of $3.2 million for the three months ended June 30, 2008, compared to a net loss of $1.2 million for the three months ended June 30, 2007. Basic and diluted net loss per share was $0.11 for the three months ended June 30, 2008, compared to basic and diluted net loss per share of $0.04 for the three months ended June 30, 2007. Basic and diluted shares outstanding increased by 11% as a result of shares issued in connection with the exercise of company-issued stock options, our employees’ participation in our employee stock purchase plan and the 2.3 million shares issued with the acquisition of ITS, net of the repurchase of shares from ITS shareholders exercising their price protection rights.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

Revenues

Revenues increased $13.6 million, or 22%, to $76.3 million for the six months ended June 30, 2008. This increase was attributable to the addition of revenues from our acquisition of ITS, which we acquired on August 10, 2007. The remainder of our revenues were consistent with the prior year and did not increase due to the departures of five large clients in April 2007, August 2007, December 2007 and April 2008.

	Six Months Ended
	June 30,		Change
	2008(1)	2007(1)	Difference(1)%

Revenues:
Account presentation services	$4,261	$4,465	$(204)	−5%
Payment services	61,962	47,260	14,702	31%
Relationship management services	4,017	4,224	(207)	−5%
Professional services and other	6,109	6,841	(732)	−11%

Total revenues	$76,349	$62,790	$13,559	22%

Payment metrics:
Banking transactions	80,831	82,972	(2,141)	−3%
Biller transactions(2)	21,176	14,400	6,776	47%

Notes:

(1)	In thousands

(2)	Excludes ITS for purposes of comparison to prior year.

Account Presentation Services.  Both the Banking and eCommerce segments contribute to account presentation services revenues, which decreased 5%, or $0.2 million, to $4.3 million. The decrease is due to the departure of two card account presentation services clients in April 2007 and 2008.

Payment Services.  Both the Banking and eCommerce segments contribute to payment services revenues, which increased to $62.0 million for the six months ended June 30, 2008 from $47.3 million in the same period of the prior year. While the majority of the increase was related to the addition of new revenues from the acquisition of ITS, the remaining increase was driven by growth in our eCommerce segment. Banking transactions decreased by 3% compared to the first half of 2007, and biller transactions grew by 47%. Banking transactions decreased as a result of the departures of three large banking bill payment clients in August 2007, December 2007 and April 2008. After excluding transactions from the three departed clients, banking payment transactions grew by 23%. Additionally, banking revenues declined as a result of lower interest rates, which negatively impacted float interest revenues. The growth in biller transactions is the result of increased usage at our existing clients and the net addition of new clients since 2007. Biller transaction growth is higher due to the relative immaturity of that market.

Relationship Management Services.  Primarily composed of revenues from the Banking segment, relationship management services revenues decreased slightly from $4.2 million in the six months ended 2007 to $4.0 million in the same period ended 2008. Revenues remained relatively constant due to our decision to bundle our call center service to banking clients with our account presentation and payment services.

Professional Services and Other.  Both the Banking and eCommerce segments contribute to professional services and other revenues, which decreased by $0.7 million, or by 11%. Revenues from professional services and other fees decreased due to an early termination fee we received in the second quarter of 2007. Additionally, the timing of sales of our annual compliance package, which occurred in the second quarter last year, but will occur in the third quarter in 2008, is the other reason for the decrease.

Costs and Expenses

	Six Months Ended
	June 30,		Change
	2008(1)	2007(1)	Difference(1)%

Revenues	$76,349	$62,790	$13,559	22%
Costs of revenues	39,229	29,762	9,467	32%

Gross profit	37,120	33,028	4,092	12%
Gross margin	49%	53%
Operating expenses
General and administrative	18,544	13,526	5,018	37%
Sales and marketing	12,660	11,822	838	7%
Systems and development	5,042	4,451	591	13%

Total operating expenses	36,246	29,799	6,447	22%

Income from operations	874	3,229	(2,355)	−73%
Other (expense) income
Interest income	322	737	(415)	−56%
Interest and other expense	(4,137)	(4,499)	362	n/a
Loss on extinquishment of debt	—	(5,625)	5,625	n/a

Total other (expense) income	(3,815)	(9,387)	5,572	n/a

Loss before tax (benefit) provision	(2,941)	(6,158)	3,217	n/a
Income tax (benefit) provision	(562)	291	(853)	n/a

Net loss	(2,379)	(6,449)	4,070	n/a
Preferred stock accretion	4,376	4,163	213	5%

Net loss available to common stockholders	$(6,755)	$(10,612)	$3,857	n/a

Net loss available to common stockholders per share:
Basic	$(0.23)	$(0.41)	$0.18	44%
Diluted	$(0.23)	$(0.41)	$0.18	44%
Shares used in calculation of net loss available to common stockholders per share:
Basic	28,913	26,056	2,857	11%
Diluted	28,913	26,056	2,857	11%

Notes:

(1)	In thousands except for per share amounts.

Costs of Revenues.  Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $9.5 million to $39.2 million for the six months ended June 30, 2008, from $29.8 million for the same period in 2007. The inclusion of costs for ITS, which was acquired in August 2007, represents the majority of this increase. The remaining increase is the result of an increase in volume-related payment processing costs and the release of a number of software development projects into production January 1, 2007.

Gross Profit.  Gross profit increased $4.1 million for the six months ended June 30, 2008 to $37.1 million, and gross margin decreased to 49% in 2008 from 53% in 2007. ITS accounted for all of the increase in gross profit, which was partially offset by a decrease in gross profit for the remainder of the Company due to the departures of five large clients in the past twelve months. The decrease in gross margin is primarily due to the departures of five large clients in the last twelve months, lower float interest revenues, an early termination fee that we received in the second quarter of 2007 and lower gross margins at ITS relative to the rest of the Company.

General and Administrative.  General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $5.0 million, or 37% to $18.5 million for the six months ended June 30, 2008. The increase was partially due to the addition of general and administrative expenses for ITS, which was acquired in August 2007. Also contributing to the increase are $1.1 million of strategic and market development expenses that were part of sales and marketing in the prior year, but are included as general and administrative expenses in the current year due to a change in that group’s core responsibilities. The increase was also the result of $1.3 million and $1.2 million of increased professional services fees and equity compensation expense, respectively, during the first half of 2008.

Sales and Marketing.  Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses increased $0.8 million, or 7%, to $12.7 million for the six months ended June 30, 2008. The increase is primarily due to the addition of sales and marketing expenses for ITS, which was acquired in August 2007, and increased amortization of intangible assets related to the customer list acquired as part of the ITS acquisition. The increase was slightly offset by strategic business and market development salaries that were part of sales and marketing expenses in the prior year, but are included as general and administrative expenses in the current year due to a change in that group’s core responsibilities.

Systems and Development.  Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $0.6 million, or 13%, to $5.0 million for the six months ended June 30, 2008. The increase is primarily due to the addition of systems and development expenses for ITS, which was acquired in August 2007. We capitalized $3.1 million and $2.7 million of development costs associated with software developed for internal use or to be sold, leased or otherwise marketed during the six months ended June 30, 2008 and 2007, respectively.

Income from Operations.  Income from operations decreased $2.4 million, or 73%, to $0.9 million for the six months ended June 30, 2008. The decrease was primarily due to the departures of five large clients in the past twelve months, which negatively impacted our income from operations as a result of our high incremental margin, fixed cost business model. Additionally, income from operations was negatively impacted by lower float interest revenues in 2008, which has no associated costs and is the result of lower interest rates.

Interest Income.  Interest income decreased $0.4 million to $0.3 million for the six months ended June 30, 2008 due to lower average interest earning cash balances and lower average interest rates.

Interest and Other Expense.  Interest and other expense decreased by $0.4 million due primarily to the refinancing of the senior secured notes issued on July 3, 2006 with senior secured notes that carry an interest rate that is approximately 425 basis points lower than the original senior secured notes. The original notes were refinanced on February 21, 2007. Additionally, the new interest rate on the senior secured notes is based on the one-month London Interbank Offered Rate (“LIBOR”), which has dropped considerably over the last twelve months. This decrease was partially offset by the $1.1 million in realized losses from the mark to market valuation of certain derivatives.

Income Tax (Benefit) Provision.  We recognized a tax benefit for the six months ended June 30, 2008 as a result of the $2.9 million loss before income taxes generated for the period and non-deductible items as well as a true-up of the effective state tax rate recorded during the six months ended June 30, 2008. Our effective tax rate for the period was 19.1%. The difference between our effective tax rate and the federal statutory rate is primarily due to non-deductible items and state taxes. The non-deductible items include the mark to market adjustment valuation of the ITS price protection and interest expense for the accretion of the Series A-1 Preferred Stock.

Preferred Stock Accretion.  The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased primarily as a result of higher interest costs related to the escalation accrual associated with the Series A-1 Preferred Stock. The escalation accrual represents a money-market rate of interest on the accrued, but unpaid, dividends.

Net Loss Available to Common Stockholders.  Net loss available to common stockholders decreased $3.9 million to a net loss of $6.8 million for the six months ended June 30, 2008, compared to a net loss of $10.6 million for the six months ended June 30, 2007 due to the loss from extinguishment of debt recognized in the prior year period. Basic and diluted net loss per share was $0.23 for the six months ended June 30, 2008, compared to basic and diluted net loss per share of $0.41 for the six months ended June 30, 2007. Basic and diluted shares outstanding increased by 11% as a result of shares issued in connection with the exercise of company-issued stock options, our employees’ participation in our employee stock purchase plan and the 2.3 million shares issued with the acquisition of ITS, net of the repurchase of shares from ITS shareholders exercising their price protection rights.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have primarily financed our operations through cash generated from operations, private placements and public offerings of our common and preferred stock and the issuance of debt. Cash and cash equivalents were $15.4 million and $13.2 million at June 30, 2008 and December 31, 2007, respectively. The $2.2 million increase in cash and cash equivalents is primarily from the release of funds from a prior payment processor of ITS that was previously classified as other current assets.

Net cash provided by operating activities was $10.9 million for the six months ended June 30, 2008. This represented a $3.9 million increase in cash provided by operating activities compared to the same prior year period, which was primarily the result of a net loss decrease of $4.1 million; partially offset a net decrease in consumer deposits receivables and payables of $2.3 million and changes in certain other operating assets and liabilities of $2.5 million.

In 2007, following our acquisition of Internet Transaction Solutions, Inc. (“ITS”), our condensed consolidated balance sheet, in relation to our ITS operations, reflected consumer deposit receivables which were comprised of in-transit customer payment transactions that we have not yet received and consumer deposit payables which were comprised of cash held or in transit, that will be remitted for the benefit of customers for collections made on their behalf. In the first quarter of 2008, we changed the manner in which the ITS payment processing operations were structured to be consistent with how we operate bill payment funds apart from our ITS operations. As a result of the change in legal ownership structure, we only have fiduciary responsibility over the bill payment funds associated with our ITS operations. Therefore, we no longer have rights and obligations associated with ITS bill payment funds and as such no longer report consumer deposit receivables, payables and related cash as part of our condensed consolidated balance sheet at June 30, 2008.

Net cash used by investing activities for the six months ended June 30, 2008 was $4.0 million, which was the result of capital expenditures of $8.3 million, partially offset by $4.3 million in liquidation payments from our investment in the Columbia Strategic Cash Portfolio Fund (the “Fund”).

Net cash used by financing activities was $4.7 million for the six months ended June 30, 2008, which was primarily the result of our first principal payment on our senior secured notes of $3.2 million and cash paid to shareholders exercising price protection rights of $2.2 million.

In December 2007, we reclassified our investment in the Fund from cash and cash equivalents to short-term investments. The Fund was short-term and highly liquid in nature prior to the fourth quarter of 2007 and was classified as a cash equivalent. During the fourth quarter of 2007, the Fund was closed by the Fund administrator to future investment, partially due to the subprime credit market crisis, and began liquidating the Fund in an orderly manner. The Funds were then converted to a net asset value basis and marked to market daily. We intend to remain in the Fund through the liquidation period. A majority of the Fund is expected to substantially liquidate over the next twelve months and as such this portion of the Fund is classified in short-term investments at fair value on the condensed consolidated balance sheet. The remainder of the Fund, or $1.5 million, is expected to liquidate beyond twelve months and as such this portion of the remaining balance in the Fund is classified in long-term other assets on the condensed consolidated balance sheet. The value of the Fund was $4.7 million and $9.1 million at June 30, 2008 and December 31, 2007, respectively. We adjusted the Fund to its estimated fair value at June 30, 2008. In addition, we received $4.3 million in liquidation payments from the Fund administrator during the six months ended June 30, 2008.

As part of the purchase consideration for ITS, we also agreed to provide the former shareholders of ITS with price protection related to the 2,216,653 shares issued to them for a period of one year from the date the shares were issued, which was August 10, 2007 (the “Closing Date”). Under the protection, if the volume weighted average price of our shares for the 10 trading-day period ending two business days before the six, nine and twelve month anniversary dates of the Closing Date is less than $11.15, these shareholders have the right to put their price protection shares to us. We can pay cash for the difference or issue additional shares.

On the six month anniversary date, which occurred during the first quarter of 2008, certain shareholders exercised their rights and put their shares to us. We acquired 189,917 common shares subject to the price protection for $2.2 million, including $0.1 million for the difference under the price protection. These shares are classified as treasury shares on our condensed consolidated balance sheet. In addition, the Company issued 25,209 shares of the Company’s common stock to shareholders who own 497,751 shares and exercised their price protection rights in the first quarter of 2008.

On the nine month anniversary date, which occurred during the second quarter of 2008, the remaining shareholders exercised their rights and put their price protection shares to us. We issued an additional 238,396 shares of the Company’s common stock to shareholders who owned 1,528,985 shares and exercised their price protection rights in the second quarter of 2008. As of June 30, 2008, all obligations under the price protection have been fulfilled.

Our material commitments under operating and capital leases and purchase obligations are as follows (in thousands):

		For the Years Ended
	Total	2008(1)	2009	2010	2011	2012	Thereafter

Capital lease obligations	$71	$16	$36	$19	$—	$—	$—
Operating leases	32,607	2,290	4,661	4,726	4,804	4,504	11,622
Purchase obligations	270	270	—	—	—	—	—
Notes payable(2)	81,813	6,375	15,938	17,000	32,937	9,563	—

Total obligations	$114,761	$8,951	$20,635	$21,745	$37,741	$14,067	$11,622

(1)	For the period July 1, 2008 through December 31, 2008.

(2)	Senior secured debt (“2007 Notes”)

Based on the one-month LIBOR at June 30, 2008, the estimated interest payments related to the Notes payable is $2.0 million, $3.5 million, $2.6 million, $1.6 million and $0.1 million for the remaining half of 2008, and full years 2009, 2010, 2011 and 2012, respectively.

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

We are exposed to the impact of interest rate changes as they affect our outstanding senior secured notes, or 2007 Notes. The interest rate charged on our 2007 Notes varies based on LIBOR and, consequently, our interest expense could fluctuate with changes in the LIBOR rate through the maturity date of the senior secured note. We have entered into an interest rate cap agreement that effectively limits our exposure to interest rate fluctuations on $65 million of the remaining $81.8 million in senior secured notes outstanding at June 30, 2008. The remaining amount of approximately $16.8 million is not subject to any interest rate cap agreements. If the LIBOR rate increased or decreased by one percent as of June 30, 2008, interest expense would have increased or decreased by $0.1 million for the amount not subject to any interest rate cap agreements of the 2007 Notes outstanding as of the six months ended June 30, 2008.

We earn interest (float interest) in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. As such, the float interest earned is classified as payment services revenue in our condensed consolidated statements of operations. This float interest revenue is exposed to changes in the general level of U.S. interest rates as it relates to the balances of these clearing accounts. The float interest totaled $1.2 million and $2.7 million for the three months ended June 30, 2008 and 2007, respectively, and $3.2 million and $5.2 million for the six months ended June 30, 2008 and 2007, respectively. If there was a change in interest rates of one percent as of June 30, 2008, revenues associated with float interest would have increased or decreased by approximately $1.0 million for the six months ended June 30, 2008.

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

The value of the Fund was $4.7 million and $9.1 million at June 30, 2008 and December 31, 2007, respectively. We adjusted the Fund to its estimated fair value at June 30, 2008. In addition, we received $4.3 million in liquidation payments from the Fund administrator during the six months ended June 30, 2008. There may be further decreases in the value of the Fund based on changes in market values of the securities held in the Fund. To the extent we determine there is a further decline in fair value, we may recognize additional unrealized losses in future periods.

ITEM 4.	CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Based on that evaluation, the CEO and CFO have concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective because of the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2007, which we are still in the process of remediating. Notwithstanding the material weaknesses described in Item 9A of the 2007 Form 10-K, we believe our consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

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

(c) Except as identified below, there has been no change during the first half of 2008 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In January 2008, the Company implemented new systems for financial statement consolidation and reporting of consolidated financial information. In addition, the Company has adopted a long-term staffing plan that is intended to bolster the Company’s Finance and Accounting resources, and it has added four new staff members since December 31, 2007 pursuant to this plan. It is anticipated that additional staff members will be added in the current year pursuant to this plan as well. Finally, during the second quarter of 2008, the Company engaged an outside third-party that assisted the Company in reviewing and updating the Company’s internal control structure and related documentation. This will assist the Company in remediating the material weaknesses identified as of December 31, 2007. We expect that these changes will likely have a material effect on the Company’s internal control over financial reporting in 2008.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any pending material litigation nor are we aware of any pending or threatened litigation that would have a material adverse effect on us, our business or results of operation.

ITEM 1A.	RISK FACTORS

There have been no material changes to risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 9, 2008.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

(a) In 2008, we issued 263,605 unregistered shares of our common stock.

(b) The shares were issued to former stockholders of ITS in accordance with the terms of the Merger Agreement between the Company and ITS dated July 26, 2007.

(c) As part of the purchase consideration for ITS, the Company agreed to provide the former shareholders of ITS with price protection related to the 2,216,653 shares issued to them for a period of one year from the date the shares were issued, which was August 10, 2007 (the “Closing Date”). Under the protection, if the volume weighted average price of our shares for the 10 trading-day period ended two business days before the six, nine and twelve month anniversary dates of the Closing Date was less than $11.15, the ITS shareholders had the right to put their shares back to the Company for a cash payment; provided, however, the Company had the right to issue additional shares of common stock in lieu of or in addition to cash to restore the former ITS stockholders to a total value per share equal to the issuance price. The Company elected to use the additional share option to the extent of 263,605 shares. Accordingly, no proceeds were obtained in connection with the issuance of the shares. As of June 30, 2008, all obligations to the former ITS stockholders have been fulfilled.

(d) The Company relied upon Rule 506 of Regulation D under the Securities Act of 1933, as amended, in connection with the issuance of the shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 21, 2008, and the following matters were voted on at the meeting:

1. The election of Stephen S. Cole, Joseph J. Spalluto and William H. Washecka to serve for a three-year term of office or until their respective successor has been elected. The following chart shows the number of votes cast (in thousands) for the nominees as well as the number of broker non-votes:

			Abstentions
			and Broker
Director	For	Withheld	Nonvotes

Stephen S. Cole	25,432	3,853	0
Joseph J. Spalluto	25,337	3,948	0
William H. Washecka	25,980	3,305	0

2. To ratify the appointment of KPMG LLP as our independent registered public accountants for the year ending December 31, 2008 (in thousands):

		Abstentions
		and Broker
For	Against	Nonvotes

29,217	50	17

3. To amend our 2005 Restricted Stock and Option Plan to increase the number of authorized shares (in thousands):.

		Abstentions
		and Broker
For	Against	Nonvotes

21,880	3,224	36

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit 10.9	—	Amended and Restated 2005 Stock and Option Plan (filed as Ex. 99.1 to our Form 8-K filed on April 22, 2008)
Exhibit 31.1	—	Rule 13a-14a Certification of Chief Executive Officer
Exhibit 31.2	—	Rule 13a-14a Certification of Chief Financial Officer
Exhibit 32	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections(a) and(b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE RESOURCES CORPORATION

Date: August 8, 2008

By:	/s/ Matthew P. Lawlor
Matthew P. Lawlor
Chairman and Chief Executive Officer
(Principal Executive Officer)

ONLINE RESOURCES CORPORATION

Date: August 8, 2008

By:	/s/ Catherine A. Graham
Catherine A. Graham
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)