Form 10-Q
period 2008-09-30
ONLINE RESOURCES CORP
filed 2008-11-10
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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

As of November 4, 2008 there were 29,342,241 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$15,618	$13,227
Consumer deposits receivable	—	8,279
Short-term investments	2,009	9,135
Accounts receivable (net of allowance of $140 and $84, respectively)	16,224	16,546
Deferred tax asset, current portion	819	902
Prepaid expenses and other current assets	5,026	7,595

Total current assets	39,696	55,684
Property and equipment, net	29,748	26,852
Deferred tax asset, less current portion	32,786	32,914
Goodwill	184,979	184,300
Intangible assets	29,568	36,924
Deferred implementation costs, less current portion, and other assets	5,804	4,043

Total assets	$322,581	$340,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,121	$2,001
Consumer deposits payable	—	10,555
Accrued expenses	3,842	7,513
Notes payable, senior secured debt, current portion	14,875	9,562
Interest payable	25	72
Deferred revenues, current portion and other current liabilities	5,639	8,356

Total current liabilities	26,502	38,059
Notes payable, senior secured debt, less current portion	63,750	75,438
Deferred revenues, less current portion and other long-term liabilities	6,373	6,508

Total liabilities	96,625	120,005
Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at September 30, 2008 and December 31, 2007 (redeemable on July 3, 2013 at $135,815)	89,155	82,542
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 29,559 issued and 29,277 outstanding at September 30, 2008 and 28,895 and 28,819 outstanding at December 31, 2007	3	3
Additional paid-in capital	207,284	198,333
Accumulated deficit	(67,971)	(59,744)
Treasury stock, 282 shares at September 30, 2008 and 76 shares at December 31, 2007	(2,512)	(228)
Accumulated other comprehensive loss	(3)	(194)

Total stockholders’ equity	136,801	138,170

Total liabilities and stockholders’ equity	$322,581	$340,717

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Revenues:
Account presentation services	$1,860	$2,238	$6,121	$6,702
Payment services	30,518	27,162	92,480	74,423
Relationship management services	2,074	1,683	6,091	5,907
Professional services and other	3,681	3,161	9,790	10,003

Total revenues	38,133	34,244	114,482	97,035
Costs and expenses:
Service costs	18,410	14,575	55,268	41,047
Implementation and other costs	1,169	1,647	3,540	4,938

Costs of revenues	19,579	16,222	58,808	45,985

Gross profit	18,554	18,022	55,674	51,050
General and administrative	7,984	7,599	26,528	21,125
Sales and marketing	6,021	5,719	18,681	17,541
Systems and development	2,456	2,148	7,498	6,599

Total expenses	16,461	15,466	52,707	45,265

Income from operations	2,093	2,556	2,967	5,785
Other (expense) income:
Interest income	111	313	433	1,051
Interest expense	(1,045)	305	(5,073)	(4,195)
Other expense	(55)	—	(164)	—
Loss on extinguishment of debt	—	—	—	(5,625)

Total other (expense) income	(989)	618	(4,804)	(8,769)

Income (loss) before income tax provision (benefit)	1,104	3,174	(1,837)	(2,984)
Income tax provision (benefit)	338	84	(224)	375

Net income (loss)	766	3,090	(1,613)	(3,359)
Preferred stock accretion	2,237	1,967	6,614	6,130

Net (loss) income available to common stockholders	$(1,471)	$1,123	$(8,227)	$(9,489)

Net (loss) income available to common stockholders per share:
Basic	$(0.05)	$0.04	$(0.28)	$(0.36)
Diluted	$(0.05)	$0.04	$(0.28)	$(0.36)
Shares used in calculation of net (loss) income available to common stockholders per share:
Basic	29,211	27,699	29,013	26,610
Diluted	29,211	29,666	29,013	26,610

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)

Operating activities
Net loss	$(1,613)	$(3,359)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred tax benefit	212	1,550
Depreciation and amortization	16,138	14,345
Equity compensation expense	3,971	2,033
Write off and amortization of debt issuance costs	282	4,184
Loss on disposal of assets	33	168
Provision (benefit) for losses on accounts receivable	89	(64)
Loss on investments	163	—
Change in fair value of stock price protection	1,565	(1,518)
Change in fair value of theoretical swap derivative	(689)	(581)
Loss on cash flow hedge derivative security	259	210
Changes in operating assets and liabilities, net of acquisitions:
Consumer deposit receivable	8,279	(4,385)
Consumer deposit payable	(10,555)	4,174
Changes in certain other assets and liabilities	(2,074)	(1,907)

Net cash provided by operating activities	16,060	14,850
Investing activities
Purchases of property and equipment	(11,295)	(10,945)
Purchase of Internet Transaction Solutions, Inc., net of cash acquired	—	(18,682)
Purchases of short-term investments	(250)	—
Sales of short-term investments	5,713	—

Net cash used in investing activities	(5,832)	(29,627)
Financing activities
Net proceeds from issuance of common stock	794	3,533
Repurchase of shares issued related to ITS acquisition	(2,117)	—
Payments for ITS price protection	(112)	—
Purchase of cash flow derivative	—	(121)
Sale of cash flow derivative	—	23
Debt issuance costs and prepayment penalty on refinancing of senior secured notes	—	(3,179)
Repayment of 2006 notes	—	(85,000)
Proceeds from issuance of 2007 notes	—	85,000
Repayment of 2007 notes	(6,375)	—
Repayment of capital lease obligations	(27)	(28)

Net cash (used in) provided by financing activities	(7,837)	228

Net increase (decrease) in cash and cash equivalents	2,391	(14,549)
Cash and cash equivalents at beginning of year	13,227	31,189

Cash and cash equivalents at end of period	$15,618	$16,640

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

CONSUMER DEPOSITS RECEIVABLE AND PAYABLES

In 2007, following the Company’s acquisition of Internet Transaction Solutions, Inc. (“ITS”), the Company’s balance sheet, in relation to its ITS operations, reflected consumer deposit receivables which consisted of in-transit customer payment transactions that had not yet been received by the Company and consumer deposit payables which consisted of cash held or in transit, that were to be remitted for the benefit of customers for collections made on their behalf. In the first quarter of 2008, the Company changed the manner in which the ITS payment processing operations were structured. As a result of the change, the Company has only fiduciary responsibility over the bill payment funds associated with its ITS operations. Therefore, the Company no longer has rights and obligations associated with ITS bill payment funds and no longer reports consumer deposit receivables, payables and related cash as part of its condensed consolidated balance sheet at September 30, 2008.

NEW ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) will significantly change the way the Company accounts for business combinations. The more significant changes under SFAS No. 141(R) included the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. The standard also requires more assets acquired and liabilities assumed to be measured at fair value as of the acquisition

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date and contingent liabilities assumed to be measured at fair value in each subsequent reporting period. In addition, under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will affect the income tax provision. This pronouncement is effective for annual reporting periods beginning after December 15, 2008. Early adoption is not permissible; therefore the Company will apply this standard to acquisitions made after January 1, 2009. The provisions of the standard related to changes in deferred tax assets valuation allowances and income tax uncertainties will be applied to acquisitions entered into prior to the adoption of this standard.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, (“SFAS No. 160”), which amends Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards that require 1) non-controlling interests held by non-parent parties to be clearly identified and presented in the consolidated statement of financial position within equity, separate from the parent’s equity and 2) the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly presented on the face of the consolidated statement of income. SFAS No. 160 also requires consistent reporting of any changes to the parent’s ownership while retaining a controlling financial interest, as well as specific guidelines over how to treat the deconsolidation of controlling interests and any applicable gains or losses. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The standard currently does not affect the Company’s consolidated financial statements; however the Company will adopt this standard beginning January 1, 2009.

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the standard specifies that the fair value should be the exit price, or price received to sell the asset or liability as opposed to the entry price, or price paid to acquire an asset or assume a liability. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except for those that are disclosed in the condensed consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company is currently assessing the impact, if any, adoption of the statement for nonfinancial assets and liabilities will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about an entity’s derivative and hedging activities. Constituents have expressed concerns that the existing disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows, and accordingly this new standard improves the transparency of financial reporting. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This standard encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time, the Company is assessing the impact on our consolidated financial statements and has not determined if it will adopt early.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. FSP No. 142-3 is effective beginning January 1, 2009 and

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be applied prospectively to intangible assets acquired after the effective date. The company is currently assessing the impact this adoption will have on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60, which requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. The standard currently does not affect the Company’s consolidated financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP No. 157-3). FSP No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP No. 157-3 and determined that the impact was not material on estimated fair values as of September 30, 2008.

2.	SENIOR SECURED NOTES

On February 21, 2007, the Company entered into an agreement with Bank of America to refinance its then existing debt with $85.0 million in senior secured notes (“2007 Notes”). The agreement also provides a $15 million revolver (“Revolver”) under which the Company can secure up to $5 million in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $1.8 million as a result of letters of credit the bank has issued. The Company had made principal payments of $6.4 million on the 2007 Notes in the nine months ended September 30, 2008, reducing the outstanding principal from $85.0 million to $78.6 million. The Company will make principal payments each quarter until the 2007 Notes are due in 2012 as noted in the table below.

The interest rate on both the Revolver and the 2007 Notes is the one-month London Interbank Offered Rate (“LIBOR”) plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the 2007 Notes), and it is payable monthly. During the third quarter of 2008, the margin was 250 basis points and the average interest rate was 4.98%. The 2007 Notes and the Revolver are secured by the assets of the Company.

Maturities of long-term debt for each of the next 4.25 years are as follows (in thousands):

Maturing
Year	Amounts

2008 (October 1, 2008-December 31, 2008)	$3,187
2009	$15,937
2010	$17,000
2011	$32,938
2012	$9,563

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	FINANCIAL INSTRUMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Cash Flow Hedging Strategy

On March 30, 2007, the Company entered into an interest rate cap agreement (“2007 Hedge”) that protected the cash flows on designated one-month LIBOR-based interest payments beginning on April 3, 2007 through July 31, 2009. The 2007 Hedge limits the exposure to interest rate increases in excess of 5.5%. The 2007 Hedge had a notional value of $65.0 million through June 30, 2008 and $42.5 million through July 31, 2009. Approximately 54%, or $42.5 million of the Company’s $78.6 million outstanding principal of the 2007 Notes at September 30, 2008, had its interest payments perfectly hedged against increases in variable-rate interest payments above 5.5% by the 2007 Hedge.

The counter party for the 2007 Hedge became insolvent during the third quarter of 2008. As such, the Company declared the 2007 Hedge to have no fair value as of September 30, 2008 and expensed the remaining fair value of the cash flow hedge and the unrealized losses previously recorded in other comprehensive income, totaling $0.1 million, through interest expense. On October 17, 2008, the Company entered into an interest rate swap agreement, with a large commercial bank, swapping the one-month LIBOR interest rate for a fixed interest rate equal to 2.9% plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its EBITDA, through December 31, 2009. The interest rate swap is designated as a hedge and any unrealized gains or losses related to changes in the fair market value of the hedge will be recorded in other comprehensive income until realized. The interest rate swap has a notional value of $78.6 million, the principal amount outstanding on our 2007 Notes on October 31, 2008, the effective date. Subsequent notional amounts will equal the outstanding principal at the end of each month.

Theoretical Swap Derivative

The Company bifurcated the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock (“Series A-1 Preferred Stock”) issued in conjunction with the Princeton eCom acquisition on July 3, 2006 in accordance with SFAS No. 133. The Company determined that the embedded derivative is defined as the right to receive a fixed rate of return on the accrued, but unpaid dividends and the variable negotiated rate, which creates a theoretical swap between the fixed rate of return on the accrued, but unpaid dividends and the variable rate actually accrued on the unpaid dividends. This embedded derivative is marked to market at the end of each reporting period through earnings and an adjustment to other assets in accordance with SFAS No. 133. There is no active market quote available for the fair value of the embedded derivative. Thus, management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding. The fair value of the theoretical swap derivative was $1.7 million at September 30, 2008 and $1.0 million at December 31, 2007.

ITS Price Protection

As part of the purchase consideration for ITS, the Company also agreed to provide the former shareholders of ITS with price protection related to the 2,216,653 shares issued to them for a period of one year from the date the shares were issued, which was August 10, 2007 (the “Closing Date”). Under the protection, if the volume weighted average price of the Company’s shares for the 10 trading-day period ending two business days before the six, nine and twelve month anniversary dates of the Closing Date was less than $11.15, these shareholders had the right to ask us to restore them to a total value per share equal to the issuance price, either through the issuance of additional stock or through the repurchase of the stock issued as consideration.

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On the six month anniversary date, which occurred during the first quarter of 2008, certain shareholders exercised their price protection rights. The Company acquired 189,917 common shares subject to the price protection for $2.2 million, including $0.1 million for the difference under the price protection. These shares are classified as treasury shares on the Company’s condensed consolidated balance sheet. In addition, the Company issued 25,209 shares of the Company’s common stock to shareholders who owned 497,751 shares and exercised their price protection rights in the first quarter of 2008.

On the nine month anniversary date, which occurred during the second quarter of 2008, the remaining shareholders exercised their price protection rights. The Company issued an additional 238,396 shares of the Company’s common stock to shareholders who owned 1,528,985 shares and exercised their price protection rights in the second quarter of 2008. As of September 30, 2008, all obligations under the price protection have been fulfilled.

This purchase price protection represents a stand-alone derivative which was included as part of the consideration issued for the acquisition. Using a trinomial tree model, the Company determined that the value of this option was $2.8 million as of July 26, 2007, the date the share issuance price was established, and recorded this amount in other current liabilities on the condensed consolidated balance sheet. The liability was marked to market, each period, through the second quarter of 2008 until all rights were exercised and reflected changes in the value of the option that were driven by share price, share price volatility and time to maturity. Interest expense of $1.6 million was recorded during the first half of 2008, before all rights had been exercised, related to the mark to market adjustment of the derivative. Since all rights had been exercised during the first half of 2008, the value of the option liability at September 30, 2008 is zero. The value of the remaining portion of the option, using the same trinomial tree model, was determined to have been $2.4 million at December 31, 2007.

4.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A-1 Redeemable Convertible Preferred Stock

Pursuant to the restated certificate of incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 3,000,000 shares of preferred stock in one or more series. Of these 3,000,000 shares of preferred stock, 75,000 shares have been designated Series A-1. The Series A-1 Preferred Stock has a redemption value of 115% of the face value of the stock, on or after seven years from the date of issuance, or July 3, 2013. The Company recognized $0.4 million for the three months ended September 30, 2008 and 2007 and $1.2 million and $1.1 million for the nine months ended September 30, 2008 and 2007, respectively, to adjust for the redemption value at maturity.

Additionally, the Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. For each of the three months ended September 30, 2008 and 2007 and for each of the nine months ended September 30, 2008 and 2007, $1.5 million and $4.5 million, respectively, of preferred stock accretion was recognized in the condensed consolidated statements of operations, for the 8% per annum cumulative dividends. The right to receive the accrued, but unpaid dividends is based on a variable interest rate, and as such the difference between the fixed and variable rate of returns is a theoretical swap derivative. The Company bifurcates this feature and accretes it to the Series A-1 Preferred Stock over the life of the security. For the three months ended September 30, 2008 and 2007, respectively, $0.1 million of preferred stock accretion expense and $0.1 million of preferred stock accretion income was recognized for the theoretical swap derivative in the condensed consolidated statement of operations. For the nine months ended September 30, 2008 and 2007, respectively, $0.4 million and an insignificant amount of preferred stock accretion was recognized for the theoretical swap derivative in the condensed consolidated statements of operations.

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is being accreted back to the redemption value of the Series A-1 Preferred Stock through July 2013, and generated an additional $0.2 million of preferred stock accretion for the three months ended September 30, 2008 and 2007 and an additional $0.5 million for the nine months ended September 30, 2008 and 2007 in the condensed consolidated statements of operations.

5.	REPORTABLE SEGMENTS

The Company manages its business through two reportable segments: Banking and eCommerce. The Banking segment’s market consists primarily of banks, credit unions and other depository financial institutions in the United States. The segment’s fully integrated suite of account presentation, bill payment, relationship management and professional services are delivered through the Internet. The eCommerce segment’s market consists of billers, card issuers, processors, and other creditors such as payment acquirers and very large online billers. The segment’s account presentation, payment, relationship management and professional services are distributed to these clients through the Internet.

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

The Company changed the way it determines operating results of the business segments during the third quarter of 2008. Intangible asset amortization that previously had been unallocated is now allocated to the respective Banking or eCommerce segments. For each of the three months ended September 30, 2008 and 2007, $2.1 million of intangible asset amortization was reclassified from unallocated to the Banking and eCommerce segments. For the nine months ended September 30, 2008 and 2007, $7.3 million and $6.8 million, respectively, of intangible asset amortization were reclassified from unallocated to the Banking and eCommerce segments.

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations from these reportable segments were as follows for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Banking	eCommerce	Corporate(1)	Total

Three months ended June 30, 2008:
Revenues	$24,048	$14,085	$—	$38,133
Costs of revenues	9,747	9,832	—	19,579

Gross profit	14,301	4,253	—	18,554
Operating expenses	6,698	5,629	4,134	16,461

Income (loss) from operations	$7,603	$(1,376)	$(4,134)	$2,093

Three months ended June 30, 2007:
Revenues	$24,622	$9,622	$—	$34,244
Costs of revenues	10,610	5,612	—	16,222

Gross profit	14,012	4,010	—	18,022
Operating expenses	6,662	5,118	3,686	15,466

Income (loss) from operations	$7,350	$(1,108)	$(3,686)	$2,556

Six months ended June 30, 2008:
Revenues	$71,392	$43,090	$—	$114,482
Costs of revenues	28,807	30,001	—	58,808

Gross profit	42,585	13,089	—	55,674
Operating expenses	20,932	17,565	14,210	52,707

Income (loss) from operations	$21,653	$(4,476)	$(14,210)	$2,967

Six months ended June 30, 2007:
Revenues	$74,361	$22,674	$—	$97,035
Costs of revenues	31,615	14,370	—	45,985

Gross profit	42,746	8,304	—	51,050
Operating expenses	21,165	13,089	11,011	45,265

Income (loss) from operations	$21,581	$(4,785)	$(11,011)	$5,785

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

6.	INVESTMENTS

In December 2007, the Company reclassified its investment (“investment”) in the Columbia Strategic Cash Portfolio (the “Fund”) from cash and cash equivalents to short-term investments. The Fund was short-term and highly liquid in nature prior to the fourth quarter of 2007 and was classified as a cash equivalent. During the fourth quarter of 2007, the Fund was closed by the Fund administrator to future investment, partially due to the subprime credit market crisis, and began liquidating the Fund in an orderly manner. The Funds were then converted to a net asset value basis and marked to market daily. The Company intends to remain in the Fund through the liquidation period. Approximately half of the balance of the Company’s investment in the Fund at September 30, 2008 is expected to substantially liquidate over the next twelve months. This portion of the investment is classified in short-

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term investments at fair value on the condensed consolidated balance sheet. The remainder of the investment, or $1.5 million, is expected to liquidate beyond twelve months and as such this portion of the Fund is classified in long-term other assets on the condensed consolidated balance sheet.

The value of the investment was $3.3 million and $9.1 million at September 30, 2008 and December 31, 2007, respectively. During the nine months ended of 2008, the Company received $5.7 million in liquidation payments from the Fund administrator and recognized a loss of $0.2 million for the nine months ended September 30, 2008, related to the investment in the Fund and liquidation, as other expense in the condensed consolidated statement of operations.

The value of the Company’s investment in the Fund may fluctuate based on changes in market values of the securities held in the Fund. To the extent the Company determines there is an increase or decrease in fair value, the Company may recognize additional unrealized gains or losses in future periods.

7.	STOCK BASED COMPENSATION

At September 30, 2008, the Company had three stock-based employee compensation plans, which are described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company used the modified-prospective transition method of SFAS No. 123(R), Share-Based Payment, to recognize compensation costs which include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The compensation expense for stock-based compensation was $1.0 million for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, compensation expense for stock based compensation was $4.1 million and $2.3 million, respectively. A portion of the stock based compensation cost has been capitalized as part of software development costs in accordance with Statements of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed . For the three months ended September 30, 2008 and 2007, approximately $30,000 and $137,000, respectively, and for the nine months ended September 30, 2008 and 2007, approximately $137,000 and $227,000 was capitalized as part of software development costs.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Dividend yield	—	—	—	—
Expected volatility	53%	60%	51%	56%
Risk-free interest rate	3.38%	4.64%	3.37%	4.62%
Expected life in years	6.3	6.3	5.8	5.3

Dividend Yield.  The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Expected Volatility.  Volatility is a measure of the amount by which a financial variable, such as a share price, has fluctuated (historical daily volatility) or is expected to fluctuate (expected volatility) during a period. The

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of stock option activity under the 1989, 1999 and 2005 Plans as of September 30, 2008, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2008	3,016	$5.39
Granted	394	$10.40
Exercised	(250)	$3.02
Forfeited or expired	(108)	$9.25

Outstanding at September 30, 2008	3,052	$6.10	3.9	$8,497

Vested or expected to vest at September 30, 2008	3,021	$6.08	3.9	$8,439
Exercisable at September 30, 2008	2,135	$5.48	3.4	$6,806

During the second quarter of 2008, the Company’s Board of Directors approved the 2005 Amended and Restated Restricted Stock and Option Plan (“2005 Plan”), making certain technical changes to the operation of the 2005 Plan. The amended 2005 Plan was filed by the Company on Form 8-K with the Securities and Exchange Commission on April 22, 2008. On May 21, 2008, the stockholders approved the 2005 Amended and Restated Restricted Stock and Option Plan (“2005 Plan”), which increased the number of authorized shares under the 2005 Plan from 1,700,000 to 3,500,000.

The weighted-average grant-date fair value of options granted was $3.99 and $6.74 per share during the three months ended September 30, 2008 and 2007, respectively and $5.31 and $5.44 per share for the nine months ended September 30, 2007 and 2008, respectively. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the grant price. The intrinsic value of options exercised in the three months ended September 30, 2008 and 2007 was $0.7 million and $0.9 million, respectively, and $1.6 million and $4.4 million, respectively, for the nine months ended September 30, 2008 and 2007.

As of September 30, 2008, there was $2.4 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. This cost is expected to be recognized over a weighted average period of 1.7 years.

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash received from option exercises under all share-based payment arrangements for the three months ended September 30, 2008 and 2007 was $0.2 million and $0.7 million, respectively, and $0.8 million and $3.3 million for the nine months ended September 30, 2008 and 2007, respectively, net of shares repurchased for tax withholding purposes. The tax benefits related to the deductions from option exercises of the share-based payment arrangements will be recognized when those deductions, currently being carried forward as net operating losses, reduce taxes payable.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock units as of the nine months ended September 30, 2008, and changes for the period then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Non-vested at January 1, 2008	496	$10.39
Granted	627	$11.52
Vested	(135)	$10.56
Forfeited	(130)	$11.06

Non-vested at September 30, 2008	858	$11.09

The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of September 30, 2008, there was $3.5 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of 1.7 years.

In the fourth quarter of 2008, certain Company officers have elected to receive approximately 29,000 shares of restricted stock units that vest ratably each month through year end 2008, in lieu of cash compensation. In addition, certain members of the Company’s Board of Directors elected to receive approximately 23,500 shares of restricted stock units that vest ratably each month through year end 2008, in lieu of cash compensation.

8.	INCOME TAXES

The Company recorded an income tax expense based on the estimated effective tax rate for the full year, adjusted for discrete items recorded during the third quarter of 2008.

The Company’s effective tax rate was 30.6% and 2.6% for the three months ended September 30, 2008 and 2007, respectively, and 12.2% and (12.6)% for the first nine months of 2008 and 2007, respectively. The difference between the effective tax rate and the federal statutory rate for the three and nine months ended September 30, 2008, is primarily due to non-taxable items and state taxes. The non-taxable items include the mark to market adjustment valuation of the ITS price protection and interest expense for the accretion of the Series A-1 Preferred Stock.

At December 31, 2007, the Company has federal net operating loss carryforwards of approximately $117.4 million that expire at varying dates from 2012 to 2026. The timing and the manner in which the Company may utilize the net operating loss carryforwards in subsequent tax years will be limited to the Company’s ability to generate future taxable income and, potentially, by the application of the ownership change rules under Section 382 of the Internal Revenue Code. While Section 382 limitations apply to the Company, the limitations alone are not expected to result in the expiration of tax benefits should the Company produce taxable income sufficient to utilize the loss carryforwards. Our estimates of future taxable income represent critical accounting estimates because such estimates are subject to change and a downward adjustment could have a significant impact on future earnings. Furthermore, the Company continues to evaluate its net deferred tax asset valuation allowance, in regards to the likelihood of realization of the deferred tax assets.

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

The following table sets forth the computation of basic and diluted net (loss) income available to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$766	$3,090	$(1,613)	$(3,359)
Preferred stock accretion	2,237	1,967	6,614	6,130

Net (loss) income available to common shareholders	$(1,471)	$1,123	$(8,227)	$(9,489)

Weighted average shares outstanding used in calculation of net (loss) income available to common stockholders per share:
Basic	29,211	27,699	29,013	26,610
Dilutive stock options	—	1,967	—	—

Diluted	29,211	29,666	29,013	26,610

Net (loss) income available to common stockholders per share:
Basic	$(0.05)	$0.04	$(0.28)	$(0.36)
Diluted	$(0.05)	$0.04	$(0.28)	$(0.36)

Approximately 7,580,909 and 6,791,000 shares of common stock equivalents for the three months ended September 30, 2008 and 2007, respectively, and approximately 7,480,408 and 8,730,000 shares of common stock equivalents for the nine months ended September 30, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

10.	COMPONENTS OF COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive income (loss) be separately classified in the financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from accumulated deficit and additional paid-in capital in the equity section of the

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet. The following table reconciles the Company’s net income (loss) and its total comprehensive net income (loss) for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$766	$3,090	$(1,613)	$(3,359)
Other comprehensive loss:
Realized loss on hedging activity	59	67	195	210
Net unrealized loss on hedging activity	—	(59)	(4)	(90)

Comprehensive net income (loss)	$825	$3,098	$(1,422)	$(3,239)

11.	FAIR VALUE MEASUREMENTS

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except for those that are disclosed in the condensed consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company is currently assessing the impact, if any, adoption of the statement for nonfinancial assets and liabilities will have on its consolidated financial statements.

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

The Company primarily utilizes Level 2 and Level 3 inputs for valuation techniques used to measure its financial assets and liabilities, as shown in the table below:

	Fair Value Measurements at September 30, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Financial assets (in thousands):
Merrill Lynch Institutional Fund	$10,957	$—	$—	$10,957
Investment in Strategic Cash Fund(1)	—	—	3,259	3,259
Theoretical swap derivative(2)	—	—	1,677	1,677

	$10,957	$—	$4,936	$15,893

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes the Company’s short and long-term investment in the Columbia Strategic Cash Fund (“the Fund”) that was converted to a net asset value basis in December 2007 primarily due to liquidity issues. The $1.5 million classified as long-term is primarily the fair market value for the Fund’s investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities. The multiple investments included in the Fund are no longer trading and therefore the prices are not observable in the marketplace. As such, fair value of the Fund is assessed through review of current investment ratings, as available, and evaluation of the liquidation value of assets held by each investment and their subsequent cash redemptions. This assessment from multiple indicators of fair value is then discounted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Fund.

(2)	Represents the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock issued in conjunction with the Princeton eCom acquisition on July 3, 2006. Management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.

The following table is a summary of the Company’s financial assets that use Level 3 inputs to measure fair value (in thousands):

	Strategic Cash	Theoretical
	Fund Investment	Swap Derivative

Balance as of January 1, 2008	$9,135	$988
Realized and unrealized (loss) gain(1)	(163)	689
Redemptions(2)	(5,713)	—

Balance as of September 30, 2008	$3,259	$1,677

(1)	The realized and unrealized losses and gains are included as other (expense) income in the condensed consolidated statements of operations for the nine months ended September 30, 2008.

(2)	Redemptions are payments received by the Company for partial liquidation of the Columbia Strategic Cash Fund.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

CAUTIONARY NOTE

The following management’s discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Unaudited Financial Statements and Notes thereto. This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to:

•	Any statements that are not statements of historical fact;

•	Statements regarding trends in our revenues, expense levels, and liquidity and capital resources;

•	Statements about the sufficiency of the proceeds from the sale of securities and cash balances to meet currently planned working capital and capital expenditure requirements for at least the next twelve months; and

•	Other statements identified or qualified by words such as “likely”, “will”, “suggest”, “may”, “would”, “could”, “should”, “expects”, “anticipates”, “estimates”, “plans”, “projects”, “believes”, “seeks”, “intends” and other similar words that signify forward-looking statements.

These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 9, 2008. These risks include, among others, the following:

•	our history of prior losses and the lack of certainty of maintaining consistent profitability;

•	our dependence on the marketing assistance of third parties to market our services;

•	the possibility that we may not be able to expand to meet increased demand for our services and related products;

•	the potential adverse impact that client departures may have on our financial results;

•	our inability to attract and retain qualified management and technical personnel and our dependence on our executive officers and key employees;

•	potential security breaches or system failures disrupting our business and the liability associated with these disruptions;

•	the failure to properly develop, market or sell new products;

•	the potential impact of the consolidation of the banking and financial services industry;

•	interference with our business from the adoption of government regulations;

•	our need to maintain satisfactory ratings from federal depository institution regulators;

•	exposure to increased compliance costs and risks associated with increasing and new regulation of corporate governance and disclosure standards;

•	the liquidation preference rights and redemption rights associated with our outstanding shares of preferred stock;

•	the voting rights of our preferred stock restricting our right to take certain actions;

•	the potential losses we may incur from the impairment of the goodwill we have obtained from our recent acquisitions;

•	our inability to obtain additional financing to grow our business;

•	the concentration of our clients in a small number of industries, including the financial services industry, and changes within those industries reducing demand for our products and services;

•	the failure to retain existing end-users or changes in their continued use of our services adversely affecting our operating results;

•	demand for low-cost or free online financial services and competition placing significant pressure on our pricing structure and revenues;

•	exposure to greater than anticipated tax liabilities;

•	our quarterly financial results being subject to fluctuations and having a material adverse effect on the price of our stock;

•	our limited ability to protect our proprietary technology and other rights;

•	the need to redesign our products, pay royalties or enter into license agreements with third parties as a result of our infringing the proprietary rights of third parties;

•	the potential obsolescence of our technology or the offering of new, more efficient means of conducting account presentation and payments services negatively impacting our business;

•	errors and bugs existing in our internally developed software and systems as well as third-party products;

•	the disruption of our business and the diversion of management’s attention resulting from breach of contract or product liability suits;

•	difficulties in integrating acquired businesses;

•	our having limited knowledge of, or experience with, the industries served and products provided by our acquired businesses;

•	the increase in the size of our operations and the risks described herein from acquisitions or otherwise;

•	the liabilities or obligations that were not or will not be adequately disclosed from acquisitions we have made and may make;

•	the claims that may arise from acquired companies giving us limited warranties and indemnities in connection with their businesses;

•	the effect on the trading price of our stock from the sale of the substantial number of shares of common and convertible preferred stock outstanding, including shares issued in connection with certain acquisitions and shares that may be issued upon exercise of grants under our equity compensation plans;

•	the significant amount of debt which will have to repay;

•	the adverse effect to the market price of our common stock from future offerings of debt and preferred stock which would be senior to our common stock upon liquidation; and

•	the acceleration of repayment of borrowed funds if a default under the terms of our credit agreement arises.

OVERVIEW

We provide outsourced financial technology services branded to thousands of financial institutions, billers and credit service providers. With four business lines in two primary vertical markets, we serve over 10 million billable consumer and business end-users. End-users may access and view their accounts online and perform various web-based self-service functions. They may also make electronic bill payments and funds transfers utilizing our unique, real-time debit architecture, ACH and other payment methods. Our value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for our clients. Further, we have professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. We currently operate in two business segments — Banking and eCommerce. The operating results of the business segments exclude general corporate overhead expenses.

Registered end-users using account presentation, payment services or both, and the payment transactions executed by those end-users are the major drivers of our revenues. Since September 30, 2008, the number of account presentation services users decreased by 5%, and the number of payment services users increased 21%, for an overall 12% increase in users. The decline in account presentation services users is primarily due to the departure of a card account presentation services client in the second quarter of 2008. eCommerce payment services users increased at a higher rate than usual due to our acquisition of Internet Transaction Solutions, Inc. (“ITS”) in August of 2007.

			Increase/
	Period Ended September 30,		(Decrease)
	2008	2007	Change	%

Account presentation users (000s):
Banking segment	1,318	1,013	305	30%
eCommerce segment	2,430	2,925	(495)	− 17%

Enterprise	3,748	3,938	(190)	− 5%
Payment services users (000s):
Banking segment	3,672	3,564	108	3%
eCommerce segment	5,793	4,229	1,564	37%

Enterprise	9,465	7,793	1,672	21%
Total users (000s):
Banking segment	4,755	4,404	351	8%
eCommerce segment	8,223	7,154	1,069	15%

Enterprise	12,978	11,558	1,420	12%

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

Results of Operations

The following table presents the summarized results of operations for our two reportable segments, Banking and eCommerce. We changed the way we determine operating results of the business segments during the third quarter of 2008. Intangible asset amortization costs that previously had been unallocated are now allocated to the respective Banking or eCommerce segments. For each of the three months ended September 30, 2008 and 2007, $2.1 million of intangible asset amortization was reclassified from unallocated to Banking and eCommerce segments.

For the nine months ended September 30, 2008 and 2007, $7.3 million and $6.8 million, respectively, of intangible asset amortization were reclassified from unallocated to Banking and eCommerce segments. (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Dollars	%	Dollars	%	Dollars	%	Dollars	%

Revenues:
Banking	$24,048	63%	$24,622	72%	$71,392	62%	$74,361	77%
eCommerce	14,085	37%	9,622	28%	43,090	38%	22,674	23%

Total	$38,133	100%	$34,244	100%	$114,482	100%	$97,035	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin

Gross profit:
Banking	$14,301	59%	$14,012	57%	$42,585	60%	$42,746	57%
eCommerce	4,253	30%	4,010	42%	13,089	30%	8,304	37%

Total	$18,554	49%	$18,022	53%	$55,674	49%	$51,050	53%

	Dollars	%	Dollars	%	Dollars	%	Dollars	%

Operating expenses:
Banking	$6,698	41%	$6,662	43%	$20,932	40%	$21,165	47%
eCommerce	5,629	34%	5,118	33%	17,565	33%	13,089	29%
Corporate(1)	4,134	25%	3,686	24%	14,210	27%	11,011	24%

Total	$16,461	100%	$15,466	100%	$52,707	100%	$45,265	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin

Income from operations:
Banking	$7,603	32%	$7,350	30%	$21,653	30%	$21,581	29%
eCommerce	(1,376)	− 10%	(1,108)	− 12%	(4,476)	− 10%	(4,785)	− 21%
Corporate(1)	(4,134)		(3,686)		(14,210)		(11,011)

Total	$2,093	5%	$2,556	7%	$2,967	3%	$5,785	6%

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenues

We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues increased $3.9 million, or 11%, to $38.1 million for the three months ended September 30, 2008. The increase is attributable to the addition of revenues from ITS, which we acquired on August 10, 2007. Revenues for the remainder of the Company decreased due to the departures of four large clients in August 2007, December 2007, and April 2008.

	Three Months Ended
	September 30,		Change
	2008(1)	2007(1)	Difference(1)%

Revenues:
Account presentation services	$1,860	$2,238	$(378)	− 17%
Payment services	30,518	27,162	3,356	12%
Relationship management services	2,074	1,683	391	23%
Professional services and other	3,681	3,161	520	16%

Total revenues	$38,133	$34,244	$3,889	11%

Payment metrics:
Banking payment transactions(1)	39,062	42,075	(3,013)	− 7%
Biller payment transactions(1),(2)	10,856	8,456	2,400	28%

Notes:

(1)	In thousands

(2)	Excludes ITS for purposes of comparison to prior year.

Account Presentation Services.  Both the Banking and eCommerce segments contribute to account presentation services revenues, which decreased 17%, or $0.4 million, to $1.9 million. The decrease is due to the departure of a large card account presentation services client in April 2008.

Payment Services.  Both the Banking and eCommerce segments contribute to payment services revenues, which increased to $30.5 million for the three months ended September 30, 2008 from $27.2 million in the prior year quarter. The increase was related to the addition of new revenues from the acquisition of ITS. Revenues from the remainder of the Company decreased slightly due to a decrease in the Banking segment; partially offset by an increase in the eCommerce segment. The decrease in the Banking segment was due to the departure of three large banking bill payment clients in August 2007, December 2007 and April 2008 and lower float interest revenues due to lower interest rates. Banking payment transactions decreased by 7% compared to the third quarter of 2007, and biller transactions grew by 28%. Banking payment transactions declined as a result of the departures of three large banking bill payment clients. After excluding transactions from the three departed clients, banking payment transactions grew by 18%. Revenues in the eCommerce segment increased due to growth in biller transactions, excluding ITS, as a result of increased usage at our existing clients and the net addition of new clients since 2007. Biller transaction growth is higher due to the relative immaturity of that market.

Relationship Management Services.  Primarily composed of revenues from the Banking segment, relationship management services revenues increased by $0.4 million in the third quarter of 2008, or 23%. Revenues increased as a result of a one-time adjustment that reduced revenue by $0.4 million during the third quarter of 2007 related to a change in method of recognition of deferred revenue and costs for deferred new user setup fees. Revenues would have otherwise remained relatively constant due to our decision to bundle our call center service to banking clients with our account presentation and payment services.

Professional Services and Other.  Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased $0.5 million, or 16%. Revenues from professional services and other fees primarily increased due to the timing of sales of our annual compliance package, which occurred in the second quarter last year, but occurred in the third quarter in 2008.

Costs and Expenses

	Three Months Ended
	September 30,		Change
	2008(1)	2007(1)	Difference(1)%

Revenues	$38,133	$34,244	$3,889	11%
Costs of revenues	19,579	16,222	3,357	21%

Gross profit	18,554	18,022	532	3%
Gross margin	49%	53%
Operating expenses
General and administrative	7,984	7,599	385	5%
Sales and marketing	6,021	5,719	302	5%
Systems and development	2,456	2,148	308	14%

Total operating expenses	16,461	15,466	995	6%

Income from operations	2,093	2,556	(463)	− 18%
Other (expense) income
Interest income	111	313	(202)	− 65%
Interest and other expense	(1,100)	305	(1,405)	− 461%

Total other (expense) income	(989)	618	(1,607)	− 260%

Income before tax provision	1,104	3,174	(2,070)	− 65%
Income tax provision	338	84	254	302%

Net income	766	3,090	(2,324)	− 75%
Preferred stock accretion	2,237	1,967	270	14%

Net (loss) income available to common stockholders	$(1,471)	$1,123	$(2,594)	− 231%

Net (loss) income available to common stockholders per share:
Basic	$(0.05)	$0.04	$(0.09)	− 224%
Diluted	$(0.05)	$0.04	$(0.09)	− 233%
Shares used in calculation of net loss available to common stockholders per share:
Basic	29,211	27,699	1,512	5%
Diluted	29,211	29,666	(455)	− 2%

Notes:

(1)	In thousands except for per share amounts.

Costs of Revenues.  Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $3.4 million to $19.6 million for the three months ended September 30, 2008, from $16.2 million for the same period in 2007. The inclusion of costs for ITS, which was acquired in August 2007, represents the majority of this increase. The remaining increase is the result of an increase in volume-related payment processing costs and an increase in amortization related to the release of a number of software development projects into production since the second quarter of 2007.

Gross Profit.  Gross profit increased $0.5 million for the three months ended September 30, 2008; however, excluding ITS results, gross profit would have decreased due to the departures of four large clients in the last twelve months.

General and Administrative.  General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $0.4 million, or 5%, to $8.0 million for the three months ended September 30, 2008. The increase was partially due to the addition of general and administrative expenses for ITS, which was acquired in August 2007. Also contributing to the increase are $0.3 million of strategic and market development expenses that were part of sales and marketing in the prior year, but are included as general and administrative expenses in the current year due to a change in that group’s core responsibilities.

Sales and Marketing.  Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses increased $0.3 million, or 5%, to $6.0 million for the three months ended September 30, 2008. The increase is primarily due to the addition of sales and marketing expenses for ITS, which was acquired in August 2007. The increase was partially offset by strategic and market development expenses that were part of sales and marketing in the prior year, but are included as general and administrative expenses in the current year due to a change in that group’s core responsibilities.

Systems and Development.  Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $0.3 million, or 14%, to $2.5 million for the three months ended September 30, 2008. The increase is primarily due to the addition of systems and development expenses for ITS, which was acquired in August 2007. We capitalized $1.6 million and $2.0 million of development costs associated with software developed for internal use or to be sold, leased or otherwise marketed during the three months ended September 30, 2008 and 2007, respectively.

Income from Operations.  Income from operations decreased $0.5 million, or 18%, to $2.1 million for the three months ended September 30, 2008. The decrease is primarily due to the departures of four large clients in the past twelve months, which negatively impacted our income from operations as a result of our high incremental margin, fixed cost business model. Additionally, income from operations was negatively impacted by lower float interest revenues in 2008, which has no associated costs and is the result of lower interest rates.

Interest Income.  Interest income decreased $0.2 million to $0.1 million for the three months ended September 30, 2008 due to lower average interest earning cash balances and lower average interest rates.

Interest and Other Expense.  Interest and other expense increased by $1.4 million for the three months ended September 30, 2008 due primarily to an increase in expense related to the mark-to-market valuation of the ITS price protection of $1.5 million and an increase in expense related to the theoretical swap derivative of $0.5 million, partially offset by lower interest expense on the senior secured 2007 notes (“2007 Notes”). The interest is based on the one-month London Interbank Offered Rate (“LIBOR”), which dropped considerably compared to the prior year period. The effective tax rate for the three months ended September 30, 2007 was 2.6%. The tax provision of $0.1 million primarily related to state taxes.

Income Tax (Benefit)Provision.  We recognized tax expense for the three months ended September 30, 2008 as a result of $1.1 million of income before income taxes generated during the third quarter of 2008. Our effective tax rate for the period was 30.6%. The difference between our effective tax rate and the federal statutory rate is primarily due to non-taxable items and state taxes. The non-taxable items include the mark to market adjustment valuation of the ITS price protection and interest expense for the accretion of the Series A-1 Preferred Stock.

Preferred Stock Accretion.  The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased partially as a result of higher interest costs related to the escalation accrual associated with the Series A-1 Preferred Stock. It also increased due to a change in valuation methodology of the escalation accrual during the third quarter of 2007. The escalation accrual represents a money-market rate of interest on the accrued, but unpaid, dividends.

Net (Loss) Income Available to Common Stockholders.  Net (loss) income available to common stockholders decreased $2.6 million to a net loss of $1.5 million for the three months ended September 30, 2008, compared to net income of $1.1 million for the three months ended September 30, 2007. Basic and diluted net loss per share was $0.05 for the three months ended September 30, 2008, compared to basic and diluted net income per share of $0.04 for the three months ended September 30, 2007. Basic shares outstanding increased by 5% as a result of shares issued in connection with the exercise of company-issued stock options, our employees’ participation in our employee stock purchase plan and the 2.3 million shares issued with the acquisition of ITS, net of the repurchase of shares from ITS shareholders exercising their price protection rights. Diluted shares outstanding decreased by 2% as a result of the anti-dilutive effect of certain common stock equivalents in the third quarter of 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenues

Revenues increased $17.4 million, or 18%, to $114.5 million for the nine months ended September 30, 2008. This increase was attributable to the addition of revenues from our acquisition of ITS, which we acquired on August 10, 2007. The remainder of our revenues was consistent with the prior year and remained flat due to the departures of four large clients in April 2007, August 2007, December 2007 and April 2008.

	Nine Months Ended
	September 30,		Change
	2008(1)	2007(1)	Difference(1)%

Revenues:
Account presentation services	$6,121	$6,702	$(581)	− 9%
Payment services	92,480	74,423	18,057	24%
Relationship management services	6,091	5,907	184	3%
Professional services and other	9,790	10,003	(213)	− 2%

Total revenues	$114,482	$97,035	$17,447	18%

Payment metrics:
Banking payment transactions(1)	119,893	125,047	(5,154)	− 4%
Biller payment transactions(1),(2)	31,382	22,856	8,526	37%

Notes:

(1)	In thousands

(2)	Excludes ITS for purposes of comparison to prior year.

Account Presentation Services.  Both the Banking and eCommerce segments contribute to account presentation services revenues, which decreased 9%, or $0.6 million, to $6.1 million. The decrease is due to the departure of two card account presentation services clients in April 2007 and 2008.

Payment Services.  Both the Banking and eCommerce segments contribute to payment services revenues, which increased to $92.5 million for the nine months ended September 30, 2008 from $74.4 million in the same period of the prior year. While the majority of the increase was related to the addition of new revenues from the acquisition of ITS, the remaining increase was driven by growth in our eCommerce segment. Banking transactions decreased by 4% compared to the first nine months of 2007, and biller transactions grew by 37%. Banking transactions decreased as a result of the departures of three large banking bill payment clients in August 2007, December 2007 and April 2008. After excluding transactions from the three departed clients, banking payment transactions grew by 21%. Additionally, banking revenues declined as a result of lower interest rates, which negatively impacted float interest revenues. Revenues in the eCommerce segment increased due to growth in biller transactions, excluding ITS, as a result of increased usage at our existing clients and the net addition of new clients since 2007. Biller transaction growth is higher due to the relative immaturity of that market.

Relationship Management Services.  Primarily composed of revenues from the Banking segment, relationship management services revenues increased slightly from $5.9 million in the nine months ended 2007 to $6.1 million in the same period ended 2008. Revenues increased as a result of a one-time adjustment that reduced revenue by $0.4 million during the third quarter of 2007 related to a change in method of recognition of deferred revenue and costs for deferred new user setup fees. Revenues otherwise remained relatively constant due to our decision to bundle our call center service to banking clients with our account presentation and payment services.

Professional Services and Other.  Both the Banking and eCommerce segments contribute to professional services and other revenues, which decreased by $0.2 million, or 2%. Revenues from professional services and other fees decreased due to an early termination fee we received in the second quarter of 2007.

Costs and Expenses

	Nine Months Ended
	September 30,		Change
	2008(1)	2007(1)	Difference(1)%

Revenues	$114,482	$97,035	$17,447	18%
Costs of revenues	58,808	45,985	12,823	28%

Gross profit	55,674	51,050	4,624	9%
Gross margin	49%	53%
Operating expenses
General and administrative	26,528	21,125	5,403	26%
Sales and marketing	18,681	17,541	1,140	6%
Systems and development	7,498	6,599	899	14%

Total operating expenses	52,707	45,265	7,442	16%

Income from operations	2,967	5,785	(2,818)	− 49%
Other (expense) income
Interest income	433	1,051	(618)	− 59%
Interest and other expense	(5,237)	(4,195)	(1,042)	25%
Loss on extinguisment of debt	—	(5,625)	5,625	− 100%

Total other (expense) income	(4,804)	(8,769)	3,965	− 45%

Loss before tax (benefit) provision	(1,837)	(2,984)	1,147	− 38%
Income tax (benefit) provision	(224)	375	(599)	− 160%

Net loss	(1,613)	(3,359)	1,746	− 52%
Preferred stock accretion	6,614	6,130	484	8%

Net loss available to common stockholders	$(8,227)	$(9,489)	$1,262	− 13%

Net loss available to common stockholders per share:
Basic	$(0.28)	$(0.36)	$0.07	− 20%
Diluted	$(0.28)	$(0.36)	$0.07	− 20%
Shares used in calculation of net loss available to common stockholders per share:
Basic	29,013	26,610	2,403	9%
Diluted	29,013	26,610	2,403	9%

Notes:

(1)	In thousands except for per share amounts.

Costs of Revenues.  Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $12.8 million to $58.8 million for the nine months ended September 30, 2008, from $46.0 million for the same period in 2007. The inclusion of costs for ITS, which was acquired in August 2007, represents the majority of this increase. The remaining increase is the result of an increase in volume-related payment processing costs and the release of a number of software development projects into production January 1, 2007.

Gross Profit.  Gross profit increased $4.6 million for the nine months ended September 30, 2008; however, excluding ITS results, gross profit would have decreased due to the departures of four large clients in the past twelve months. Gross margin decreased to 49% in 2008 from 53% in 2007 due to lower float interest revenues, an early termination fee that we received in the second quarter of 2007 and ITS having lower gross margins compared to the rest of the Company.

General and Administrative.  General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $5.4 million, or 26% to $26.5 million for the nine months ended September 30, 2008. The increase was partially due to the addition of general and administrative expenses for ITS, which was acquired in August 2007. Also contributing to the increase were $1.3 million of strategic and market development expenses that were part of sales and marketing in the prior year, but were included as general and administrative expenses in the current year due to a change in that group’s core responsibilities. The increase was also the result of $1.4 million and $1.2 million of increased professional services fees and equity compensation expense, respectively, during the first nine of 2008.

Sales and Marketing.  Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses increased $1.1 million, or 6%, to $18.7 million for the nine months ended September 30, 2008. The increase is primarily due to the addition of sales and marketing expenses for ITS, which was acquired in August 2007, and increased amortization of intangible assets related to the customer list acquired as part of the ITS acquisition. The increase was slightly offset by strategic business and market development salaries that were part of sales and marketing expenses in the prior year, but was included as general and administrative expenses in the current year due to a change in that group’s core responsibilities.

Systems and Development.  Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $0.9 million, or 14%, to $7.5 million for the nine months ended September 30, 2008. The increase is primarily due to the addition of systems and development expenses for ITS, which was acquired in August 2007. We capitalized $4.7 million of development costs associated with software developed for internal use or to be sold, leased or otherwise marketed during each of the nine months ended September 30, 2008 and 2007.

Income from Operations.  Income from operations decreased $2.8 million, or 49%, to $3.0 million for the nine months ended September 30, 2008. The decrease was primarily due to the departures of four large clients in the past twelve months, which negatively impacted our income from operations as a result of our high incremental margin, fixed cost business model. Additionally, income from operations was negatively impacted by lower float interest revenues in 2008, which has no associated costs and is the result of lower interest rates.

Interest Income.  Interest income decreased $0.6 million to $0.4 million for the nine months ended September 30, 2008 due to lower average interest earning cash balances and lower average interest rates.

Interest and Other Expense.  Interest and other expense increased by $1.0 million due primarily to an increase in expense related to the mark-to-market valuation of the ITS price protection of $3.1 million, partially offset by the costs incurred during 2007 for the refinancing of the 2007 Notes of $1.7 million and a decrease in interest expense of $0.5 million due to lower interest rates in the current period. The effective tax rate for the nine months ended September 30, 2007 was (12.6%). The tax provision of $0.4 million primarily related to state taxes.

Income Tax (Benefit) Provision.  We recognized a tax benefit for the nine months ended September 30, 2008 as a result of the $1.8 million loss before income taxes generated for the period and non-taxable items. Our effective tax rate for the period was 12.2%. The difference between our effective tax rate and the federal statutory rate is primarily due to non-taxable items and state taxes. The non-taxable items include the mark to market adjustment valuation of the ITS price protection and interest expense for the accretion of the Series A-1 Preferred Stock.

Preferred Stock Accretion.  The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased partially as a result of higher interest costs related to the escalation accrual associated with the Series A-1 Preferred Stock. It also increased due to a change in valuation methodology of the escalation accrual during the third quarter of 2007. The escalation accrual represents a money-market rate of interest on the accrued, but unpaid, dividends.

Net Loss Available to Common Stockholders.  Net loss available to common stockholders decreased $1.3 million to a net loss of $8.2 million for the nine months ended September 30, 2008, compared to a net loss of $9.5 million for the nine months ended September 30, 2007 due to the loss from extinguishment of debt recognized in the prior year period. Basic and diluted net loss per share was $0.28 for the nine months ended September 30, 2008, compared to basic and diluted net loss per share of $0.36 for the nine months ended September 30, 2007. Basic and diluted shares outstanding increased by 9% as a result of shares issued in connection with the exercise of company-issued stock options, our employees’ participation in our employee stock purchase plan and the 2.3 million shares issued with the acquisition of ITS, net of the repurchase of shares from ITS shareholders exercising their price protection rights.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $16.1 million for the nine months ended September 30, 2008. This represented a $1.2 million increase in cash provided by operating activities compared to the same prior year period, which was primarily the result of a net loss decrease of $1.7 million, a change in the fair value of the stock price protection of $3.1 million and non-cash expenses and gains and losses of $2.5 million, partially offset by a decrease of $3.9 million related to writing off debt issuance costs in 2007 and changes in certain other operating assets and liabilities of $2.2 million.

In 2007, following our acquisition of ITS, our condensed consolidated balance sheet, in relation to our ITS operations, reflected consumer deposit receivables which were comprised of in-transit customer payment transactions that we have not yet received and consumer deposit payables which were comprised of cash held or in transit, that will be remitted for the benefit of customers for collections made on their behalf. In the first quarter of 2008, we changed the manner in which the ITS payment processing operations were structured to be consistent with how the rest of the Company processes bill payment funds. As a result of the change in the ITS payment processing structure, we only have fiduciary responsibility over the bill payment funds associated with our ITS operations. Therefore, we no longer have rights and obligations associated with ITS bill payment funds and as such no longer report consumer deposit receivables, payables and related cash as part of our condensed consolidated balance sheet at September 30, 2008. The impact to cash flows for the nine months ended September 30, 2008 was a decrease to operating activities of $2.3 million.

Net cash used by investing activities for the nine months ended September 30, 2008 was $5.8 million, which was the result of capital expenditures of $11.3 million and the purchase of a $0.2 million certificate of deposit, partially offset by $5.7 million in liquidation payments received from our investment in the Columbia Strategic Cash Portfolio Fund (the “Fund”).

Net cash used by financing activities was $7.8 million for the nine months ended September 30, 2008, which was primarily the result of two principal payments on our 2007 Notes of $6.4 million and cash paid to shareholders exercising price protection rights of $2.2 million.

In December 2007, we reclassified our investment (“investment”) in the Fund from cash and cash equivalents to short-term investments. The Fund was short-term and highly liquid in nature prior to the fourth quarter of 2007 and was classified as a cash equivalent. During the fourth quarter of 2007, the Fund was closed by the Fund administrator to future investment, partially due to the subprime credit market crisis, and began liquidating the Fund in an orderly manner. The Funds were then converted to a net asset value basis and marked to market daily. We intend to remain in the Fund through the liquidation period. Approximately half of our investment in the Fund is expected to substantially liquidate over the next twelve months. This portion of the investment is classified in short-term investments at fair value on the condensed consolidated balance sheet. The remainder of the investment, or $1.5 million, is expected to liquidate beyond twelve months and as such this portion of the remaining balance in the Fund is classified in long-term other assets on the condensed consolidated balance sheet. The value of the investment was $3.3 million and $9.1 million at September 30, 2008 and December 31, 2007, respectively. We adjusted the investment in the Fund to its estimated fair value at September 30, 2008. In addition, we received $5.7 million in liquidation payments from the Fund administrator during the nine months ended September 30, 2008.

As part of the purchase consideration for ITS, we also agreed to provide the former shareholders of ITS with price protection related to the 2,216,653 shares issued to them for a period of one year from the date the shares were issued, which was August 10, 2007 (the “Closing Date”). Under the protection, if the volume weighted average price of our shares for the 10 trading-day period ending two business days before the six, nine and twelve month anniversary dates of the Closing Date was less than $11.15, these shareholders had the right to ask us to restore them to a total value per share equal to the issuance price, either through the issuance of additional stock or through the repurchase of the stock issued as consideration.

On the six month anniversary date, which occurred during the first quarter of 2008, certain shareholders exercised their price protection rights. We acquired 189,917 common shares subject to the price protection for $2.2 million, including $0.1 million for the difference under the price protection. These shares are classified as treasury shares on our condensed consolidated balance sheet. In addition, the Company issued 25,209 shares of the Company’s common stock to shareholders who own 497,751 shares and exercised their price protection rights in the first quarter of 2008.

In the fourth quarter of 2008, certain Company officers have elected to receive approximately 29,000 shares of restricted stock units that vest ratably each month through year end 2008, in lieu of cash compensation. In addition, certain members of the Company’s Board of Directors elected to receive approximately 23,500 shares of restricted stock units that vest ratably each month through year end 2008, in lieu of cash compensation.

On the nine month anniversary date, which occurred during the second quarter of 2008, the remaining shareholders exercised their price protection rights. We issued an additional 238,396 shares of the Company’s common stock to shareholders who owned 1,528,985 shares and exercised their price protection rights in the second quarter of 2008. As of September 30, 2008, all obligations under the price protection have been fulfilled.

Our material commitments under operating and capital leases and purchase obligations are as follows (in thousands):

		For the Years Ended
	Total	2008(1)	2009	2010	2011	2012	Thereafter

Capital lease obligations	$63	$8	$36	$19	$—	$—	$—
Operating leases	31,470	1,153	4,661	4,726	4,804	4,504	11,622
Purchase obligations	675	135	240	240	60	—	—
Notes payable(2)	78,625	3,187	15,937	17,000	32,938	9,563	—

Total obligations	$110,833	$4,483	$20,874	$21,985	$37,802	$14,067	$11,622

(1)	For the period October 1, 2008 through December 31, 2008.

(2)	Senior secured debt (“2007 Notes”)

The estimated interest payments related to the 2007 Notes are $1.1 million, $3.8 million, $3.3 million, $2.0 million and $0.1 million for the remainder of 2008, and full years 2009, 2010, 2011 and 2012, respectively. The estimated interest payments for the month of October in the current year and for years 2010 through 2012 were calculated based on the one- month LIBOR rate on October 1, 2008. The estimated interest payments for November and December of the current year and for the full year of 2009 were calculated based on a fixed rate of 2.9%, since we entered into an interest rate swap agreement, effective October 31, 2008 through December 31, 2009, that swaps the one-month LIBOR interest rate for a fixed interest rate equal to 2.9%.

Given continuing economic uncertainty and interest rate volatility, we could experience unforeseeable impacts on our results of operations, cash flows, ability to meet debt and other contractual requirements, and other items in future periods. While there can be no guarantees as to outcome, we have developed a contingent plan to address the negative effects of these uncertainties, if they occur.

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

We are exposed to the impact of interest rate changes as they affect our outstanding senior secured notes, or 2007 Notes. The interest rate on our 2007 Notes varies based on LIBOR and, consequently, our interest expense could fluctuate with changes in the LIBOR rate through the maturity date of the senior secured note. We had entered into an interest rate cap agreement that effectively limited our exposure to interest rate fluctuations on $65.0 million of the $85.0 million average outstanding senior notes during the first half of 2008 and $42.5 million of the $81.8 million average outstanding senior secured notes outstanding during the third quarter of 2008 (“2007 Hedge”). The remaining amounts of approximately $20.0 million during the first half of 2008 and $39.3 million during the third quarter of 2008 were not subject to any interest rate cap agreements. If the LIBOR rate increased or decreased by one percent as of September 30, 2008, interest expense would have increased or decreased by $0.2 million for the nine months ended September 30, 2008 for the amount not subject to any interest rate cap agreements of the outstanding 2007 Notes.

The counter party for the 2007 Hedge became insolvent during the third quarter of 2008. As such, we declared the 2007 Hedge to have no fair value as of September 30, 2008 and expensed the remaining fair value of the cash flow hedge and the unrealized losses previously recorded in other comprehensive income, totaling $0.1 million, as interest expense. On October 17, 2008, we entered into an interest rate swap agreement, swapping the one-month LIBOR interest rate for a fixed interest rate equal to 2.9% through December 31, 2009. This interest rate swap has a notional value equal to the outstanding principal at the end of each month.

We earn interest (float interest) in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. As such, the float interest earned is classified as payment services revenue in our condensed consolidated statements of operations. This float interest revenue is exposed to changes in the general level of U.S. interest rates as it relates to the balances of these clearing accounts. The float interest totaled $1.1 million and $2.6 million for the three months ended September 30, 2008 and 2007, respectively, and $4.2 million and $7.9 million for the nine months ended September 30, 2008 and 2007, respectively. If there was a change in interest rates of one percent as of September 30, 2008, revenues associated with float interest would have increased or decreased by approximately $1.4 million for the nine months ended September 30, 2008.

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

The value of the Fund was $3.3 and $9.1 million at September 30, 2008 and December 31, 2007, respectively. We adjusted the Fund to its estimated fair value at September 30, 2008. In addition, we received $5.7 million in liquidation payments from the Fund administrator during the nine months ended September 30, 2008. There may be further decreases in the value of the Fund based on changes in market values of the securities held in the Fund. To the extent we determine there is a further decline in fair value, we may recognize additional unrealized losses in future periods.

ITEM 4.	CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective because of the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2007, which we are still in the process of remediating. Notwithstanding the material weaknesses described in Item 9A of the 2007 Form 10-K, we believe our consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

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

(c) Except as identified below, there has been no change during the first nine months of 2008 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In January 2008, the Company implemented new systems for financial statement consolidation and reporting of consolidated financial information. In addition, the Company has adopted a long-term staffing plan that is intended to bolster the Company’s Finance and Accounting resources, and it has added eight new staff members since December 31, 2007 pursuant to this plan, including a Vice President of Accounting. Finally, during the second quarter of 2008, the Company engaged an outside third-party that assisted the Company in reviewing and updating the Company’s internal control structure and related documentation. This will assist the Company in remediating the material weaknesses identified as of December 31, 2007. We expect that these changes will likely have a material effect on the Company’s internal control over financial reporting in 2008.

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

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit 31.1	—	Rule 13a-14a Certification of Chief Executive Officer
Exhibit 31.2	—	Rule 13a-14a Certification of Chief Financial Officer
Exhibit 32	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections(a) and(b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE RESOURCES CORPORATION

Date: November 10, 2008

By:	/s/ Matthew P. Lawlor
Matthew P. Lawlor
Chairman and Chief Executive Officer
(Principal Executive Officer)

ONLINE RESOURCES CORPORATION

Date: November 10, 2008

By:	/s/ Catherine A. Graham
Catherine A. Graham
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)