Form 10-K
period 2008-12-31
ONLINE RESOURCES CORP
filed 2009-03-03
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to $8.35 as of the last business day of the registrant’s most recently completed second fiscal quarter was $244 million.

As of February 25, 2009, the registrant had 29,668,222 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2009.

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

Business Overview

Online Resources provides outsourced, web- and phone-based financial technology services to financial institution, biller, card issuer and creditor clients and their millions of consumer end-users. End-users may access and view their accounts online and perform various self-service functions. They may also make electronic bill payments and funds transfers, utilizing our unique, real-time debit architecture, ACH and other payment methods. Our value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive online channel for our clients. Further, we provide professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. Multi-year service contracts with our clients provide us with a recurring and predictable revenue stream that grows with increases in users and transactions. With our major business lines in two primary vertical markets, we currently derive approximately 80% of our revenues from payments and 20% from other services including account presentation relationship management, professional services, and custom software solutions.

We provide the following services for two primary vertical markets:

•	Banking Services: For banks, credit unions and other depository financial institutions, we provide a fully integrated suite of web-based account presentation, payment, relationship management and professional services, giving clients a single point of accountability, an enhanced experience for their users, the marketing processes to drive Internet channel adoption, and innovative services that help them maintain their competitive position. We enable business and consumer end-users to consolidate information from multiple accounts and make bill payments to multiple billers or merchants, or virtually anyone, via their financial institution’s web site. We also offer our electronic bill payment services to financial institutions on a stand-alone basis. Many of the bill payment services we offer use our patented payments gateway, which leverages the nation’s real-time electronic funds transfer, also known as EFT, infrastructure. By debiting end-users’ accounts in real-time, we are able to improve the speed, cost and quality of payments, while eliminating the risk that bills will be paid against insufficient funds.

•	e-Commerce Services: For billers, card issuers and credit providers, we provide web- and phone-based account presentation, payment, relationship management and professional services. We enable consumer and business end-users to manage their account or make a payment to a single card issuer, credit provider or biller. For billers, we provide a full suite of payment options, including consolidation of incoming payments made by credit cards, signature debit cards, ACH and PIN-less debit via multiple access points such as online, interactive voice response, or IVR, and call center customer service representatives. The suite also includes bill presentment, convenience payments, and flexible payment scheduling. We obtained these biller services and the industry’s largest biller network as a result of our acquisitions of Princeton eCom Corporation, which we refer to as Princeton, in July 2006 and Internet Transaction Solutions, Inc., which we refer to as ITS, in August 2007. Specifically for card issuers and credit providers, we offer account presentation and self-service capabilities. In addition, we offer an award-winning web-based tool that improves collections of late and delinquent funds in a private, non-confrontational manner. In addition, for payment acquirers and very large online billers we provide payment services that enable real-time debits for a variety of web-originated consumer payments and fund transfers using our patented EFT payments gateway, which lowers transaction costs and increases the speed and certainty of payments.

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

Our Industry

The Internet continues to grow in importance as an account presentation and payments channel for consumers and businesses, driven in part by the 24 hours a day, seven days a week access to financial services that it makes available. Offering services through this channel, as well as mobile and phone channels, allows financial services providers and billers to enhance their competitive positions and gain market share by retaining their existing end-users, aggressively attracting new ones and expanding the end-user relationship. As referenced in its April 2007 report, US Online Banking: Five Year Forecast, Forrester Research, a technology research and advisory firm, supported this growth proposition for the bank and credit union market when it estimated that the number of U.S. households banking online will grow from 52.5 million in 2007 to 71.7 million in 2011. Further, Forrester Research predicts that 59.4 million households will pay bills online in 2011, up from 42.3 million at the end of 2007, according to its May 2007 report, US EBPP Forecast: 2006 To 2011.

Financial services providers understand that access to their services through the Internet increases profitability. The advantages provided by a web-based channel include the opportunity to offer financial services to targeted audiences while reducing or eliminating workload, paper and other back office expenses associated with traditional distribution channels. Two landmark studies support this point, which remains the cornerstone business case for supporting this channel:

•	The Boston Consulting Group, a financial research and advisory firm, found in 2003 that online bill payment customers of depository financial institutions were up to 40 percent more profitable at the end of a 12-month period compared to those customers who did not pay bills online, because the online bill payment customers:

•	generate significantly higher revenues than offline customers by using more banking products and services and maintaining higher account balances;

•	cost less to serve because online users tend to utilize more self-service functions and therefore interact with the more costly retail branch and call center service channels less frequently than offline customers; and

•	are less likely to move their accounts to other financial institutions than offline customers.

•	Bank of America’s 2002 control group study found that online bill payers were 31% more profitable for the bank than non-bill payers. Bank of America also concluded that online bill payers were less likely to move their accounts to other banks. Consequently, Bank of America and many other large financial institutions eliminated their monthly end-user fees for online bill payment and launched aggressive marketing campaigns to promote adoption of the online channel. A growing majority of smaller financial institutions have also eliminated online bill payment fees and responded with similar marketing campaigns. This practice has since become standard practice for financial intuitions, which is positive for Online Resources because the elimination of online bill payment fees has generated significant increase in end-user adoption, more than offsetting any volume pricing discounts we may extend to our clients.

The largest U.S. financial services providers typically develop and maintain their own hosted solution for the delivery of web-based financial services and outsource only niche services. By contrast, the majority of small to mid-sized providers, including the approximately 16,000 banks and credit unions in the U.S. with assets of less than $20 billion, prefer to outsource their web-based financial services initiatives to a technology services provider. These smaller providers understand that they need to provide an increasing level of web-

based services, but frequently lack the capital, expertise, or information technology resources to develop and maintain these services in-house.

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

In the biller market, use of the online channel is being driven primarily by the high cost of processing paper bills and checks. According to the Federal Reserve, an estimated 33.1 billion paper checks were written in the United States in 2006 down from an estimated 37.6 billion in 2003. Approximately 60% of major billers today present electronic bills and an additional 30% of major billers have plans to do so, according to Tower Group, a financial services research advisory firm. Of an estimated 17.0 billion consumer bill payments that occurred in 2007, 33% were paid electronically compared to 23% in 2004 according to the US Postal Service. We believe increased consumer access to the Internet, and the continued cost to both the biller and the consumer of processing paper bills and checks, will continue to drive billers toward use of the web channel to provide and manage their payments.

The majority of financial services providers and billers that offer varying degrees of web-based services continue to consider technology to further improve operations and overall results, however new obstacles created by adopting technology, include:

•	managing multiple technology vendors to provide account presentation, payments and other services;

•	reconciling multiple payment methods and sources in increasingly shortened timeframes;

•	understanding how to evaluate and enhance channel profitability; and

•	maximizing the value of the channel by increasing adoption and usage.

As a technology services provider, we assist our clients in meeting these challenges by delivering outsourced account presentation, payments, relationship management and professional solutions.

Our Solution

In contrast to financial technology providers with narrower service sets, who must link with others to provide a full web-channel offering, we are the only single provider of vertically, and increasingly horizontally, integrated, proprietary account presentation, payments, relationship management and custom software services that enable our clients to maintain a competitive and profitable online channel. As an outsourcer, we provide economies of scale and technical expertise to our clients that may lack the resources to compete in the dynamic and complex financial services industry, or lack the ability to manage the growing payment vehicles and delivery methods enabled by the web channel. We believe our services provide our clients with a cost-effective means to retain and expand their end-user base, deliver and manage their services more efficiently and strengthen their end-user relationships, while competing successfully against offerings from other financial services providers and businesses. Our services are provided through the following:

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

Since our acquisitions of Princeton in July 2006 and ITS in August 2007, we have linked our real-time EFT gateway with access to the nation’s consumer checking accounts to the large networks of billers that had been established by Princeton and ITS. The result is the industry’s largest payments network linking financial institutions and billers. As billers move toward enabling real-time credits and we further integrate vertically, this network will enable faster payment delivery and posting for end-users, convenience fee revenue for banks and billers, and lower processing costs for us. Today, over 50% of bank transactions are now “on us” with little or no incremental cost.

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

Our Professional and Support Services.  We provide professional services and custom software solutions that enable us to offer clients various deployment options and value-added web modules that require a high level of customization, such as account opening or lending. In addition, our clients can purchase one or more of a comprehensive set of support services to complement our online services. These services include training, information reporting and analysis, and other professional services.

Our Strategy

Our objective is to become the leading supplier of outsourced account presentation and payments services to banks and credit unions, billers and card issuers and credit providers. Our strategy for achieving our objectives is to:

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

Increase Adoption Rates.  Our clients typically pay us either usage or license fees based on their number of end-users or volume of transactions. Registered end-users using account presentation and payments services are the major drivers of our recurring revenues. Using our proprietary marketing processes, we will continue to assist our clients in growing the adoption and usage rates for our services.

As Princeton and ITS did not provide relationship management services prior to the acquisition, we continue to further introduce our consumer marketing and customer care services to billers to help increase adoption and usage of their online payment services.

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

Our Services

We provide our bank, credit union, biller and creditor and clients with payments and other services that they, in turn, offer to end-users branded under their own names.

The following chart depicts the services we now offer and plan to offer for the markets we serve:

Our bank and credit union clients select one of two primary service configurations: full service, consisting of our integrated suite of account presentation, bill payment, customer care, end-user marketing and other support services; or stand-alone bill payment services. Our card issuer and creditor clients use our account presentation services and/or collections payments services. Our biller and credit provider clients use our transaction processing services, as well as a host of other services, including web-based collections.

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

In addition, we offer our financial institution clients a number of complementary services. We can provide these clients with two types business banking services, a full cash management service intended for larger end-users and a basic business offering intended for small business end-users. Money HQ sm allows end-users to obtain account information from multiple financial institutions, view bills, transfer money between accounts at multiple financial institutions, make person-to-person payments and receive alerts without leaving their financial institution’s web site. We also offer mobile access, check images, check reorder, Quicken® interface, statement presentment and other functionality that enhances our solution. Account presentment is also protected by our multi-factor security solutions.

Payments Services.  For our financial institution clients, our web-based bill payment services may be bundled with our account presentation services or purchased as a stand-alone service integrated with a third-party account presentation solution. Our payments services for these clients are unique in the industry because they leverage the banking industry’s ATM infrastructure through our real-time EFT gateway, which consists of over 50 certified links to ATM networks and core processors. Through this patented technology, our clients take advantage of existing trusted systems, security, clearing, settlement, regulations and procedures. End-users of our web-based payment service benefit from a secure, reliable, real-time direct link to their accounts. This enables them to schedule transactions using our intuitive web user interface, including same-day, expedited payments. They can also obtain complete application support and payment inquiry processing through our customer care center. Additionally, clients offering our web-based payment services can enable their end-users to register for Money HQ sm and other services that we can offer through our web interfaces.

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

For our biller clients, we provide a full suite of payment options, including consolidation of incoming payments made by credit cards, signature debit cards, ACH and PIN-less debit via multiple access points such as online, IVR, or call center customer service representatives. The suite also includes bill presentment, convenience payments, and flexible payment scheduling. We also provide our web-based collections support product that allows our biller clients to direct past due end-users to a specialized website where they can review account balances, set up payment plans and make payments.

For our credit card clients, we offer the ability to schedule either one-time or recurring payments to the provider through our account presentation software. We do not currently process those payments, but have plans to do so in the future. These clients may also use our web-based collections support product.

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

Service oriented architecture, or SOA, is a key component of our technology. SOA permits the tight integration of product functionality in a consistent fashion across our various product lines. SOA powers our ability to deploy an application locally or remotely in a transparent manner, and provides both scalability and redundancy crucial to scaling transaction volume and providing uninterrupted service.

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

Our payments gateway has allowed us to reduce the cost, while improving the speed and quality of the bill payment services we provide to these bank and credit union clients. In addition to the benefits associated with bill payment, our ability to retrieve funds from end-user accounts in real-time is enabling us to develop the new payments services desired by financial services providers beyond our traditional client base. For example, we are now offering real-time account debit services to some payment acquirers and billers. Other applications, such as the real-time movement of money between accounts at different financial institutions, are particularly well suited for our system of Internet delivery coupled with the real-time debiting of funds.

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

Competition

We are not aware of any other company that provides highly integrated, comprehensive online financial services technology that is both scaled and flexible, and focused solely on the online channel. While a number of companies can offer the services provided by us and compete directly with us to provide such services, in many cases they have recently acquired such services and therefore cannot match our level of integration expertise and experience. In addition, in many cases these companies are focused on different services, with online financial technology being a secondary or tertiary offering. We may both compete with, and provide services for, other companies that also serve our targeted client bases. For example, we compete with S1 and

Fiserv in aspects of our business, but they are also our channel partners for the distribution of certain of our bill payment services.

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

In the eCommerce market, we compete with web and telephone-based providers including biller and remittance service providers, credit card account presentation providers, and self-service collection software and services. Competition in the biller market includes JP Morgan Chase (through its Paymentech affiliate), First Data, CheckFree (a Fiserv company), Metavante, Aliaswire, Cleartran, DST Output and other diversified remittance and lockbox providers such as banks. We also compete with expedited payments providers, who provide billers and their customers with same day payments, sometimes charging the consumer a convenience fee. These competitors include Fiserv’s BillMatrix and Western Union’s Speedpay, as well as the captive expedited payment capabilities of our more diversified competitors. There are also several providers that compete with us in the bill presentment arena. These include Oracle’s eDocs, which does not have an outsourced payment processing capability, Kubra, whose solution combines bill printing and payment, and Harbor Payments, which focuses on business-to-business invoice presentment and payment.

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

Employees

At December 31, 2008, we had 619 employees. None of our employees are represented by a collective bargaining arrangement. We believe our relationship with our employees is good.

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

Although we first achieved profitability in the third quarter of 2002, we have experienced some unprofitable quarters since that time and cannot be certain that we can be profitable in all future periods. Unprofitable quarters may be due to the loss of a large client, acquisition of additional businesses or other factors. For example, we have had unprofitable quarters since our acquisition of Princeton, due to increased cash and non-cash expenses associated with that acquisition and its financing. Although we believe we have achieved economies of scale in our operations, if growth in our revenues does not significantly outpace the increase in our operating and non-operating expenses, we may not be profitable in future periods. Recent economic and market conditions have adversely impacted the financial services industry, particularly banks and credit unions.

Our clients are concentrated in a small number of industries, including the financial services industry, and changes within those industries could reduce demand for our products and services.

A large portion of our revenues are derived from financial service providers, primarily banks, credit unions and credit card issuers. Recently, financial services providers have been adversely affected by significant illiquidity and credit tightening trends in the financial markets in which they operate. Unfavorable economic conditions adversely impacting those types of businesses could have a material adverse effect on our business, financial condition and results of operations. Depository financial institutions have experienced, and may continue to experience, fluctuations in profitability which, in the current market environment, may be extreme. Additionally, the entrance of non-traditional competitors and the current environment of low interest rates have narrowed the profit margins of depository financial institutions, increasing challenges to improve their operating efficiencies. As a result, the business and profitability of some financial institutions has slowed, and may continue to slow, their capital and operating expenditures, including spending on web-based products and solutions, which can negatively impact sales of our online payments, account presentation, marketing and support services to new and existing clients. Decreases in, or reallocation of, capital and operating expenditures by our current and potential clients, unfavorable economic conditions and new or persisting competitive pressures could adversely affect our business, financial condition and results of operations.

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

As part of our pricing structure, we earn interest (float interest) in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. Interest rates declined significantly in 2008 reducing our float interest. This had the affect of reducing our revenues and results of operations by approximately

$5.3 million compared to 2007 results. Should interest rates continue to remain low, this could have a continuing material adverse effect on the market price of our stock.

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

Additionally, a majority of states have adopted, and the remaining states may be adopting, laws and regulations requiring that in-state account holders of a financial services provider be notified if their personal confidential information is compromised. If the specific account holders whose information has been compromised cannot be identified, all in-state account holders of the provider must be notified. If any such notice is required of us, confidence in our systems’ integrity would be undermined and both financial services providers and consumers may be reluctant to use our services.

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

As a result of recent acquisitions we have undertaken, we have recorded a significant amount of goodwill. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets (“SFAS No. 142”), we evaluate at least annually the potential impairment of goodwill that was recorded at each acquisition date. Testing for impairment of goodwill involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Circumstances could change which would give rise to an impairment of the value of that recorded goodwill. Examples of these circumstances could be continued deterioration of market conditions or a reduction in our share price. This potential impairment would be charged as an expense to the statement of operations which could have a material adverse effect on our operating results.

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

We have issued shares of our common and convertible preferred stock in connection with certain acquisitions and may issue additional shares of our common stock in connection with future acquisitions. For example, we issued shares of convertible preferred stock to a single investor group as a part of the financing for our acquisition of Princeton which are currently convertible into 4.6 million shares of common stock. We also have over 3.7 million shares of common stock that may be issued upon the exercise of stock options and or vesting of restricted stock, and over an additional 2.2 million shares reserved for the future issuance under our equity compensation plan and our employee stock purchase program. We cannot predict the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of equity compensation grants), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

We have a significant amount of debt and redeemable preferred stock which will have to be repaid and may adversely affect our financial performance.

In connection with our acquisition of Princeton, we incurred $85 million in debt and issued $75 million in redeemable preferred stock. The interest we pay on the debt and the amounts we accrete to the redeemable preferred stock reduce our earnings and our cash flows. The reduction of our earnings associated with this debt and redeemable preferred stock could have an adverse impact on the trading price of our shares of common stock.

Our plans to operate and grow may be limited if we are unable to obtain sufficient financing.

We may desire to expand our business through further strategic acquisitions and new markets when we identify desirable opportunities. We may need additional equity and debt financing for these purposes, but may not be able to obtain such financing on acceptable terms, or at all. Our existing debt financing limits our capacity to borrow additional funds and carries interest expense that burdens our cost structure. Additionally, the holders of our preferred stock must approve the issuance of any debt or equity financing except for equity issued in a public offering. Failure to obtain additional financing could weaken our operations or prevent us from achieving our business objectives. Equity financings, as well as debt financing with convertible features or accompanying warrants, can be dilutive to our stockholders. Negative covenants associated with debt financings may also restrict the manner in which we would otherwise desire to operate our business.

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

Efforts by the Series A-1 Preferred Stockholders to alter the strategic direction of the Company and elect alternative nominees to our Board of Directors may adversely affect the Company’s business and financial performance.

On December 23, 2008 Tennenbaum Capital Partners, LLC (“TCP”), the investment advisor to the Series A-1 Preferred Stockholders, submitted a letter to the Company’s Board of Directors and filed an amendment to its Schedule 13D filing that expressed a desire that the Company pursue certain “consolidating transactions” and indicated TCP’s intentions could include nominating an alternate slate of directors and seeking a change of control of the Company. On February 13, 2009 TCP and certain of its affiliates (including the Series A-1 Preferred Stockholders) filed a preliminary proxy statement to be used in the solicitation of stockholder votes in favor of the election of an alternate slate of nominees to the Company’s Board of Directors at the Company’s 2009 Annual Stockholders’ Meeting. As noted above, the holders of our Series A-1 Preferred Stock are entitled to receive a liquidation preference payment upon a change of control transaction equal to 115% of the original issue price of the Series A-1 Preferred Stock. As a result, the payment that the Series A-1 Preferred Stockholders receive for the Series A-1 Preferred Stock will not be impacted by the price that may be offered for the Company as part of a change of control transaction, and this may put the interests of the Series A-1 Preferred Stockholders in conflict with the interests of common stockholders. The Company may expend significant time and resources in ensuring that the actions of TCP and the Series A-1 Preferred Stockholders do not result in outcomes that are not in the best interests of all stockholders. In addition, the actions of TCP and the Series A-1 Preferred Stockholders may divert the attention of our management, disrupt our operations and create uncertainty for our employees, vendors, customers and other business partners. These matters, alone or in combination, may adversely affect our business and financial performance.

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

We are headquartered in Chantilly, Virginia where we lease approximately 100,000 square feet of office space. The lease expires September 30, 2014. We also lease office space in Princeton, New Jersey, Parsippany, New Jersey, Woodland Hills, California, Pleasanton, California and Columbus, Ohio. Our Banking segment operates from our Chantilly, Virginia, Princeton, New Jersey, Woodland Hills, California and Pleasanton, California offices; our eCommerce segments operate from our Chantilly, Virginia, Princeton, New Jersey, Parsippany, New Jersey and Columbus, Ohio offices. We believe that all of our facilities are in good condition and are suitable and adequate to meet our operations. Additionally, we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings

We are not a party to any litigation, individually or in the aggregate, that we believe would have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2008.

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

Our common stock began trading on the NASDAQ National Market on June 4, 1999 and now trades on the NASDAQ Global Select Market under the symbol “ORCC”. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated, as reported by NASDAQ:

	2008		2007
Fiscal Quarter Ended	High	Low	High	Low

First Quarter	$12.01	$9.09	$11.47	$9.03
Second Quarter	10.47	8.35	12.43	10.21
Third Quarter	10.26	6.84	13.75	10.39
Fourth Quarter	7.65	2.00	13.39	7.86

The market price of our common stock is highly volatile and fluctuates in response to a wide variety of factors. For additional information, see Item 1A., Risk Factors —  Our Stock Price is Volatile included in this Annual Report on From 10-K.

On December 31, 2008, we had approximately 151 holders of record of common stock. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

We have not paid any cash dividends on our common stock and currently intend to retain any future earnings for use in our business. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

For information regarding securities authorized for issuance under the our equity compensation plans, see Note 15, Equity Compensation Plans , in the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

	Number of securities		Number of securities
	to be issued upon		remaining available for
	exercise of	Weighted-average	future issuance under
	outstanding options,	exercise price of	equity compensation plans
	warrants and rights	outstanding options,	(excluding securities
	(a)	warrants and rights	reflected in column(a))

Equity compensation plans approved by security holders	1,834,666	$5.14	2,074,331
Equity compensation plans not approved by security holders	1,902,863	$4.56	—

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data set forth below with respect to Online Resources’ Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 and with respect to Online Resources’ Consolidated Balance Sheets at December 31, 2008 and 2007 are derived from the audited Consolidated Financial Statements of Online Resources Corporation, which are included in Item 8, Consolidated Financial Statements and Supplementary Data in this Annual Report on Form 10-K. Consolidated Statements of Operations data for the fiscal years ended December 31, 2005 and 2004 and Consolidated Balance Sheet data at December 31, 2006, 2005 and 2004 are derived from Consolidated Financial Statements of Online Resources not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements, the related

Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Year Ended December 31,
	(In thousands, except per share amounts)
	2008	2007	2006	2005	2004

Statement of Operations Data:
Revenues:
Service fees	$138,278	$121,364	$81,573	$52,383	$39,202
Professional services and other	13,364	13,768	10,163	8,118	3,083

Total revenues	151,642	135,132	91,736	60,501	42,285
Cost of revenues	77,353	64,083	41,317	26,057	19,279

Gross profit	74,289	71,049	50,419	34,444	23,006
General and administrative	33,445	28,933	19,780	13,664	9,586
Sales and marketing	24,207	23,446	18,009	8,680	6,263
Systems and development	9,906	9,196	7,382	4,204	3,246

Total expenses	$67,558	$61,575	$45,171	$26,548	$19,095

Income from operations	$6,731	$9,474	$5,248	$7,896	$3,911
Other (expense) income	(3,637)	(11,231)	(3,992)	1,301	182

Income (loss) before income tax provision (benefit)	3,094	(1,757)	1,256	9,197	4,093
Income tax provision (benefit)(1)	1,175	(12,703)	935	(13,466)	146

Net income	1,919	10,946	321	22,663	3,947
Preferred stock accretion	8,873	8,302	4,309	—	—

Net (loss) income available to common stockholders	$(6,954)	$2,644	$(3,988)	$22,663	$3,947

Net (loss) income available to common stockholders per share:
Basic	$(0.24)	$0.10	$(0.16)	$0.97	$0.22
Diluted	$(0.24)	$0.09	$(0.16)	$0.88	$0.20
Shares used in calculation of net (loss) income to common stockholders per share:
Basic	29,111	27,153	25,546	23,434	18,057
Diluted	29,111	29,150	25,546	25,880	20,128

	Year Ended December 31,
	(in thousands)
	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash, cash equivalents and investments(2)	$23,978	$22,362	$32,154	$55,864	$4,641
Working capital	24,243	17,625	41,483	61,688	10,056
Total assets	323,677	340,717	286,591	115,596	44,533
Notes payable, less current portion	59,500	75,438	85,000	—	—
Other long-term liabilities	6,377	6,508	9,565	5,229	1,998
Total liabilities	94,149	120,005	111,148	12,560	9,712
Redeemable convertible preferred stock	91,415	82,542	72,108	—	—
Stockholders’ equity	138,113	138,170	103,335	103,036	34,771

(1)	Includes a $13.7 million release of valuation allowance in 2007 related to federal net operating losses. Includes $0.2 million release of valuation allowance in 2008 related to state net operations losses.

(2)	Includes a $1.0 million short-term investment in the Columbia Strategic Cash Portfolio fund in 2008, which is expected to liquidate within the next twelve months. For additional information, see Note 5, Investments, in the Notes to the consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We provide outsourced, web-and phone- based financial technology services to financial institution, biller, card issuer and creditor clients and their millions of consumer end-users. With our major business lines in two primary vertical markets, we currently derive approximately 80% of our revenues from payments and 20% from other services including account presentation relationship management, professional services, and custom software solutions. End-users may access and view their accounts online and perform various web-based self-service functions. They may also make electronic bill payments and funds transfers, utilizing our unique, real-time debit architecture, ACH and other payment methods. Our value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for our clients. Further, we have professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. We currently operate in two business segments — Banking and eCommerce. The operating results of the business segments exclude general corporate overhead expenses and intangible asset amortization.

Registered end-users using account presentation, bill payment or both, and the payment transactions executed by those end-users are the major drivers of our revenues. Since December 31, 2007, the number of users of our account presentation services decreased 8%, and the number of users of our payment services increased 15%, for an overall 7% increase in users. The decline in account presentation services users is primarily due to the departure of a card account presentation services client in the second quarter of 2008. eCommerce payment services users increased at a higher rate than usual due to our acquisition of Internet Transaction Solutions, Inc. (“ITS”) in August of 2007.

The following table summarizes users and payment services transactions:

			Increase/
	Period Ended December 31,		(Decrease)
	2008	2007	Change	%

Account presentation users (000s):
Banking segment	1,360	1,101	259	24%
eCommerce segment	2,493	3,066	−573	−19%

Enterprise	3,853	4,167	−314	−8%
Payment services users (000s):
Banking segment	3,693	3,459	234	7%
eCommerce segment	5,905	4,890	1,015	21%

Enterprise	9,598	8,349	1,249	15%
Total users (000s):
Banking segment	4,820	4,367	453	10%
eCommerce segment	8,398	7,956	442	6%

Enterprise	13,218	12,323	895	7%

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

Revenue Recognition Policy.  We generate revenues from service fees, professional services and other supporting services as a financial technology services provider in the Banking and eCommerce markets. Service fee revenues are generally comprised of account presentation services, payment services and relationship management services. Many of our contracts contain monthly user fees, transaction fees and new user registration fees for the account presentation services, payment services and relationship management services we offer that are often subject to monthly minimums, all of which are classified as service fees, for account presentation, payment, relationship management and professional services, in our consolidated statements of operations. Additionally, some contracts contain fees for relationship management marketing programs which are also classified as service fees in our consolidated statements of operations. These services are not considered separate deliverables pursuant to Emerging Issues Task Force (“EITF”) No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). Fees for relationship management marketing programs, monthly user and transaction fees, including the monthly minimums, are recognized in the month in which the services are provided or, in the case of minimums, in the month to which the minimum applies. We recognize revenues from service fees in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”), which requires that revenues generally are realized or realizable and earned when all of the following criteria are met: a) persuasive evidence of an arrangement exists; b) delivery has occurred or services have been rendered; c) the seller’s price to the buyer is fixed or determinable; and d) collectibility is reasonably assured. Revenues associated with services that are subject to refund are not recognized until such time as the exposure to potential refund has lapsed.

We collect funds from end-users and aggregate them in clearing accounts, which are not included in our consolidated balance sheets, as we do not have ownership of these funds. For certain transactions, funds may remain in the clearing accounts until a payment check is deposited or other payment transmission is accepted by the receiving merchant. We earn interest on these funds for the period they remain in the clearing accounts. The collection of interest on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. This interest totaled $5.0 million, $10.3 million and $6.4 million for the years ended December 31, 2008, 2007 and 2006, respectively and is classified as presentation service revenue in our consolidated statements of operations.

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

We changed the application of our accounting policy on recognizing revenues for implementation and new user registration fees in the third quarter of 2007. Historically, these fees were deferred and recognized as revenues on a straight-line basis over the period from the date that implementation and new user registration work concludes through the end of the contract. In accordance with EITF No. 00-21, these fees should be considered a single unit of accounting with the service fees associated with the contract. As such, implementation and new user registration fees are recognized consistently when service fees are recorded, on a proportionate performance basis. These fees are included in our revenues from relationship management services and professional services and other. We assessed the cumulative impact of this change in accounting policy and determined that the change is not material to the consolidated financial statements as of and for the year ended December 31, 2007 or any prior period. See Note 2, Summary of Significant Accounting Policies , in the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K for additional information regarding the change in the application of accounting policy.

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

Most contracts can be terminated by our clients within a specific period, typically thirty to sixty days following notice by the client. Our contracts contain termination fees which generally, at a minimum, cover our remaining incremental costs related to the contract. We have not historically incurred losses on terminated contracts.

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

Allowance for Doubtful Accounts.  The provision for losses on accounts receivable and allowance for doubtful accounts are recognized based on our estimate, which considers our historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data and financial health of specific customers. During the year ended December 31, 2008, we reserved an additional $56,000 of accounts receivable of which all was written off during the year to reflect a balance of $84,000 at year end. This represents management’s estimate of the probable losses in the accounts receivable balance at December 31, 2008. While the allowance for doubtful accounts and the provision for losses on accounts receivable depend to a large degree on future conditions, management does not forecast significant adverse developments in 2009.

Income Taxes.  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income during the carryforward period. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. Management believes that the Company will generate sufficient taxable income over the next five years to recover the net operating loss carryforwards. The net operating loss carryforwards expire from 2019-2026, therefore, management believes that it is more likely than not that they will recover net operating losses prior to their expiration.

As a result of a positive taxable income trend during 2006 and 2007 and projected taxable income over the next five years, in 2007 we reversed deferred tax valuation allowances of $29.4 million, in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). This reversal resulted in recognition of an income tax benefit totaling $13.7 million for the year ended December 31, 2007. The remaining $15.7 million was related to valuation allowances accrued in purchase accounting and therefore did not benefit earnings when reversed. In addition, we reversed $31.1 million of our gross deferred tax asset and the related deferred tax asset valuation allowance after electing to waive Princeton net operating losses that were deemed not realizable during 2007.

In 2008, based on the positive taxable income trend in New Jersey and projected taxable income over the next five years, the Company reversed approximately $1.9 million of valuation allowance against state net operating loss carry forwards. This reversal resulted in recognition of an income tax benefit totaling $0.2 million for the year ended December 31, 2008. The remaining $1.7 million was related to valuation allowance established in purchase accounting and therefore resulted in a reduction of goodwill when reversed. We established a deferred tax asset valuation of approximately $0.3 million related to realized and unrealized capital losses from our investment in the Columbia Strategic Cash Portfolio. Our estimates of future taxable income represent critical accounting estimates because such estimates are subject to change and a downward adjustment could have a significant impact on future earnings.

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

We capitalize the cost of computer software to be sold according to SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS No. 86”). Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is ready for general release to customers. We capitalized approximately $7.4 million of software development costs and amortized approximately $5.5 million of capitalized computer software for the year ended December 31, 2008.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets.  We evaluate the recoverability of our identifiable intangible assets, goodwill and other long-lived assets in accordance with SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Under these provisions, we assess the recoverability of our goodwill at least on an annual basis and when events or circumstances indicate a potential impairment. When assessing the recoverability of our goodwill, we use the income method to determine the fair value of our two reporting units, Banking and eCommerce, based upon our forecasted discounted cash flows. The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage our operations. We use undiscounted cash flows to assess the recoverability of our amortizable intangible and other long-lived assets, when events and circumstances indicate a potential impairment.

We did not experience any impairment of goodwill or other intangible assets for the years ended December 31, 2008, 2007 or 2006. If market conditions continue to weaken, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material negative effect on our results of operations. Additionally, if our stock price declines from our stock price of $4.74 as of December 31, 2008, we could incur goodwill impairment charges.

The Company’s reporting units, Banking and eCommerce, have a carrying value of approximately $120 million and approximately $130 million, respectively, as of December 31, 2008. If the fair value for our Banking reporting unit declines approximately 15% from the December 31, 2008 fair value, or the fair value of our eCommerce reporting unit declines approximately 17% from the December 31, 2008 fair value, it is likely that we would incur goodwill impairment charges.

Theoretical Swap Derivative.  We bifurcated the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock (“Series A-1 Preferred Stock”) issued in conjunction with the Princeton eCom acquisition on July 3, 2006 in accordance with SFAS No. 133. We determined that the embedded derivative is defined as the right to receive a fixed rate of return on the accrued, but unpaid dividends and the variable negotiated rate, which creates a theoretical swap between the fixed rate of return on the accrued, but unpaid dividends and the variable rate actually accrued on the unpaid dividends. This embedded derivative is marked to market at the end of each reporting period through earnings and an adjustment to other assets in accordance with SFAS No. 133. There is no active market quote available for the fair value of the embedded derivative. Thus, management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.

There is no active quoted market available for the fair value of the embedded derivative. Thus, management has to make substantial estimates about the future cash flows related to the liability, the estimated period which the Series A-1 Preferred Stock will be outstanding and the appropriate discount rates commensurate with the risks involved. The fair value of this derivative fluctuates based on changes to interest rates. An increase to interest rates will decrease the fair value of the derivative. Changes to the fair value of the derivative are recorded in interest expense on the consolidated statement of operations.

Derivative Instruments and Hedging Activities.  From time to time, we have entered into derivative instruments to serve as cash flow hedges for our debt instruments. SFAS No. 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss and reclassified into operations in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income/expense in current operations during the period of change. Alternatively, if meeting the criteria of Derivative Implementation Group Statement 133 Implementation Issue No. G20, a cash flow hedge is considered “perfectly effective” and the entire gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss and reclassified into operations in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Derivatives are reported on the balance sheet in other current and long-term assets or other current and long-term liabilities based upon when the financial instrument is expected to mature. Accordingly, derivatives are included in the changes in other assets and liabilities in the operating activities section of the statement of cash flows. Alternatively, in accordance with SFAS No. 95, Statement of Cash Flows , derivatives containing a financing element are reported as a financing activity in the statement of cash flows.

Stock-Based Compensation.  On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Prior to the adoption of SFAS 123(R), we accounted for our equity compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No stock-based employee compensation cost was recognized in the consolidated statements of operations for 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006, 2007 and 2008 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, 2007 and 2008, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. The expected volatility for stock options is based on historical volatility.

Recently Issued Pronouncements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) will significantly change the way we will account for business combinations. The more significant changes under SFAS No. 141(R) included the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. The standard also requires more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date and contingent liabilities assumed to be measured at fair value in each subsequent reporting period. In addition, under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will affect the income tax provision. This pronouncement is effective for annual reporting periods beginning after December 15, 2008. Early adoption is not permissible; therefore we will apply this standard to acquisitions made after January 1, 2009. The provisions of the standard related to changes in deferred tax assets valuation allowances and income tax uncertainties will be applied to acquisitions entered into prior to the adoption of this standard.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, (“SFAS No. 160”), which amends Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards that require 1) non-controlling interests held by non-parent parties to be clearly identified and presented in the consolidated statement of financial position within equity, separate from the parent’s equity and 2) the amount of consolidated net income attributable to the parent and to the non-

controlling interest to be clearly presented on the face of the consolidated statement of income. SFAS No. 160 also requires consistent reporting of any changes to the parent’s ownership while retaining a controlling financial interest, as well as specific guidelines over how to treat the deconsolidation of controlling interests and any applicable gains or losses. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The standard currently does not affect our consolidated financial statements; however we will adopt this standard beginning January 1, 2009.

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the standard specifies that the fair value should be the exit price, or price received to sell the asset or liability as opposed to the entry price, or price paid to acquire an asset or assume a liability. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except for those that are disclosed in the consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. We are currently assessing the impact, if any, adoption of the statement for nonfinancial assets and liabilities will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about an entity’s derivative and hedging activities. Constituents have expressed concerns that the existing disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows, and accordingly this new standard improves the transparency of financial reporting. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This standard encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company will adopt this standard beginning January 1, 2009 and adoption will not materially affect the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. FSP No. 142-3 is effective beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. We are currently assessing the impact this adoption will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (GAAP ), which is a hierarchy of authoritative accounting guidance. The current GAAP hierarchy is included in the American Institute of Certified Public Accountants Statement of Auditing Standards No. 69, The Meaning of Present Fairly in Confirmation with Generally Accepted Accounting Principles. The new statement is explicitly and directly applicable to preparers of financial statements as opposed to being directed to auditors and will not result in a change in current practice. The new statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60, which requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. The standard currently does not affect our consolidated financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP No. 157-3). FSP No. 157-3 clarifies the application of SFAS No. 157, which we adopted as of January 1, 2008, in cases where a market is not active. We have considered the guidance provided by FSP No. 157-3 and determined that the impact was not material on estimated fair values as of December 31, 2008.

Results of Operations

The Company changed the way it determines operating results of the business segments during 2008. Intangible asset amortization that previously had been unallocated is now allocated to the respective Banking or eCommerce segments. For each of the years ended December 31, 2008, 2007 and 2006, $9.5 million, $9.4 million and $5.0 million, respectively, of intangible asset amortization was reclassified from Corporate to the Banking and eCommerce segments.

The following table presents the summarized results of operations for our two reportable segments, Banking and eCommerce (corporate expenses are comprised of general corporate overhead) (dollars in thousands):

	Year Ended December 31,
	2008		2007		2006
	Dollars	%	Dollars	%	Dollars	%

Revenues:
Banking	$94,557	62%	$100,119	74%	$77,106	84%
eCommerce	57,085	38%	35,013	26%	14,630	16%

Total	$151,642	100%	$135,132	100%	$91,736	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin

Gross profit:
Banking	$48,561	51%	$57,706	58%	$46,045	60%
eCommerce	25,728	45%	13,343	38%	4,374	30%

Total	$74,289	49%	$71,049	53%	$50,419	55%

	Dollars	%	Dollars	%	Dollars	%

Operating expenses:
Banking	$27,104	40%	$28,096	46%	$26,534	59%
eCommerce	22,702	34%	18,535	30%	10,297	23%
Corporate(1)	17,752	26%	14,944	24%	8,340	18%

Total	$67,558	100%	$61,575	100%	$45,171	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin

Income from operations:
Banking	$21,457	23%	$29,610	30%	$19,511	25%
eCommerce	3,026	5%	(5,192)	−14%	(5,923)	−40%
Corporate(1)	(17,752)	—	(14,944)	—	(8,340)	—

Total	$6,731	4%	$9,474	7%	$5,248	6%

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenues

We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues increased $16.5 million, or 12%, to $151.6 million for the year ended December 31, 2008, from $135.1 million in 2007. This increase was attributable to the addition of revenues from our acquisition of ITS, which we acquired on August 10, 2007. The remainder of our revenues remained flat due to the addition of new business offset by the departures of several large clients during 2007 and 2008 and a significant decrease in float interest revenue of approximately $5.3 million.

	Years Ended December 31,		Change
	2008	2007	Difference	%

Revenues (in thousands):
Account presentation services	$7,909	$8,998	$(1,089)	−12%
Payment services	122,301	104,228	18,073	17%
Relationship management services	8,068	8,138	(70)	−1%
Professional services and other	13,364	13,768	(404)	−3%

Total revenues	$151,642	$135,132	$16,510	12%

Payment metrics (in thousands):
Banking payment transactions	159,268	166,815	(7,547)	−5%
Biller payment transactions(1)	42,690	31,896	10,794	34%

Notes:

(1) Excludes ITS for the purposes of comparison to prior year.

Account Presentation Services.  Both the Banking and eCommerce segments contribute to account presentation services revenues, which decreased 12%, or $1.1 million, to $7.9 million. The decrease is primarily due to the departure of a card account presentation services client in April 2008.

Payment Services.  Both the Banking and eCommerce segments contribute to payment services revenues, which increased to $122.3 million for the year ended December 31, 2008 from $104.2 million in the same period of the prior year. While the majority of the increase was related to the addition of new revenues from the acquisition of ITS, the remaining increase was driven by growth in our eCommerce segment. Banking transactions decreased by 5% compared to the year ended 2007, and biller transactions grew by 34%. Banking transactions decreased as a result of the departures of three large banking bill payment clients in August 2007, December 2007 and April 2008. After excluding transactions from the three departed clients, banking payment transactions grew by 19%. Additionally, the increase in payment services revenue was not as high as in the prior year due to a decline in banking revenues which was a result of significantly lower interest rates, which negatively impacted float interest revenues by $5.3 million. Revenues in the eCommerce segment increased due to growth in biller transactions, excluding ITS, as a result of increased usage at our existing clients and the net addition of new clients since 2007.

Relationship Management Services.  Primarily composed of revenues from the Banking segment, relationship management services revenues remained flat.

Professional Services and Other.  Both the Banking and eCommerce segments contribute to professional services and other revenues, which decreased by $0.4 million, or 3%. Revenues from professional services and other fees decreased due to a larger than average early termination fee we received in the second quarter of 2007.

Costs and Expenses

	Years Ended December 31,		Change
	2008(1)	2007(1)	Difference(1)%

Revenues	$151,642	$135,132	$16,510	12%
Costs of revenues	77,353	64,083	13,270	21%

Gross profit	74,289	71,049	3,240	5%
Gross margin	49%	53%	(4%)	(8%)
Operating expenses
General and administrative	33,445	28,933	4,512	16%
Sales and marketing	24,207	23,446	761	3%
Systems and development	9,906	9,196	710	8%

Total operating expenses	67,558	61,575	5,983	10%

Income from operations	6,731	9,474	(2,743)	(29%)
Other (expense) income
Interest income	531	1,242	(711)	(57%)
Interest and other expense	(4,168)	(6,848)	2,680	(39%)
Loss on extinguishment of debt	—	(5,625)	5,625	100%

Total other (expense) income	(3,637)	(11,231)	7,594	(68%)

Income (loss) before tax (benefit) provision	3,094	(1,757)	4,851	(276%)
Income tax provision (benefit)	1,175	(12,703)	13,878	(109%)

Net income	1,919	10,946	(9,027)	(82%)
Preferred stock accretion	8,873	8,302	571	7%

Net (loss) income available to common stockholders	$(6,954)	$2,644	$(9,598)	(363%)

Net (loss) income available to common stockholders per share:
Basic	$(0.24)	$0.10	$(0.34)	(340%)
Diluted	$(0.24)	$0.09	$(0.33)	(367%)
Shares used in calculation of net (loss) income available to common stockholders per share:
Basic	29,111	27,153	1,953	7%
Diluted	29,111	29,150	(44)	0%

Notes:

(1) In thousands except for per share amounts.

Costs of Revenues.  Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $13.3 million to $77.4 million for the year ended December 31, 2008, from $64.1 million for the same period in 2007. The inclusion of costs for ITS, which was acquired in August 2007, represents the majority of this increase. Additionally, volume-related payment processing costs increased, and we released a number of software development projects into production since January 1, 2007.

Gross Profit.  Gross profit increased $3.0 million for the year ended December 31, 2008; however, excluding ITS results, gross profit would have decreased due to the departures of five large clients in the past twenty-four months and a significant decrease in float interest revenue. Gross margin decreased to 49% in

2008 from 53% in 2007 due to lower float interest revenues and ITS having lower gross margins compared to the rest of the Company.

General and Administrative.  General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $4.5 million, or 16% to $33.4 million for the year ended December 31, 2008. The increase was partially due to the addition of general and administrative expenses for ITS, which was acquired in August 2007. Also contributing to the increase were $1.4 million of strategic and market development expenses that were part of sales and marketing in the prior year, but were included as general and administrative expenses in the current year due to a change in that group’s core responsibilities. The increase was also the result of $1.3 million and $1.0 million of increased professional services fees and equity compensation expense, respectively, during the year ended 2008.

Sales and Marketing.  Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses increased $0.8 million, or 3%, to $24.2 million for the year ended December 31, 2008. The increase is primarily due to the addition of sales and marketing expenses for ITS, which was acquired in August 2007, and increased amortization of intangible assets related to the customer list acquired as part of the ITS acquisition. The increase was slightly offset by strategic business and market development salaries that were part of sales and marketing expenses in the prior year, but was included as general and administrative expenses in the current year due to a change in that group’s core responsibilities.

Systems and Development.  Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $0.7 million, or 8%, to $9.9 million for the year ended December 31, 2008. The increase is primarily due to the addition of systems and development expenses for ITS, which was acquired in August 2007. We capitalized $7.5 million and $6.3 million of development costs associated with software developed for internal use or to be sold, leased or otherwise marketed during each of the years ended December 31, 2008 and 2007, respectively.

Income from Operations.  Income from operations decreased $2.7 million, or 29%, to $6.7 million for the year ended December 31, 2008. The decrease was primarily due to the departures of five large clients in 2008 and 2007, which negatively impacted our income from operations as a result of our high incremental margin, fixed cost business model. Additionally, income from operations was negatively impacted by significantly lower float interest revenues in 2008, which has no associated costs and is the result of lower interest rates.

Interest Income.  Interest income decreased $0.7 million to $0.5 million for the year ended December 31, 2008 due to lower average interest earning cash balances and lower average interest rates.

Interest and Other Expense.  Interest and other expense, including loss on extinguishment of debt, decreased by $8.3 million due primarily to lower interest rates in the current period, an increase mark-to-market valuation related to the theoretical swap derivative in 2008 of approximately $2.5 million compared to 2007 and debt issuance costs related to our 2007 Notes written off in 2007, partially offset by the mark-to-market valuation of the ITS put valuation.

Income Tax (Benefit) Provision.  Income tax expense was $1.2 million for the year ended December 31, 2008, an increase of $13.9 million over the prior year. This increase is primarily due to the release of valuation allowance in the prior year of approximately $13.7 million related to federal net operating losses. Our effective tax rate was 37.98%. The difference between our effective tax rate and the federal statutory rate is primarily due to non-taxable items and release of a state valuation allowance in the current year of approximately $0.2 million. The non-taxable items include the mark-to-market adjustment valuation of the ITS price protection and interest expense for the accretion of the Series A-1 Preferred Stock.

Preferred Stock Accretion.  The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased as a result of higher interest costs related to the escalation accrual associated with the Series A-1 Preferred Stock.

Net Loss (Income) Available to Common Stockholders.  Net loss (income) available to common stockholders decreased $9.6 million to a net loss of $7.0 million for the year ended December 31, 2008, compared to net income of $2.6 million for the year ended December 31, 2007. The decrease is due to a $13.7 million tax benefit recognized in the prior year period that was related to the reversal of deferred tax asset valuation allowance, a decrease in float interest of approximately $3.3 million net of tax, offset by full year of ITS activity. Basic and diluted net loss per share was $0.24 for the year ended December 31, 2008, compared to basic and diluted net income per share of $0.10 and $0.09, respectively for the year ended December 31, 2007. Basic shares outstanding increased by 7% as a result of shares issued in connection with the exercise of company-issued stock options, our employees’ participation in our employee stock purchase plan and the 2.3 million shares issued with the acquisition of ITS, net of the repurchase of shares from ITS shareholders exercising their price protection rights.

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

	Years Ended December 31,		Change
	2007	2006	Difference	%

Revenues (in thousands):
Account presentation services	$8,998	$8,051	$947	12%
Payment services	104,228	65,501	38,728	59%
Relationship management services	8,138	8,022	116	1%
Professional services and other	13,768	10,162	3,606	35%

Total revenues	$135,132	$91,736	$43,396	47%

Payment metrics:
Payment services clients(1)	902	877	25	3%
Payment transactions (000s)(1)	66,766	58,151	8,615	15%
Adoption rates:
Account presentation services — Banking(1)(2)	32.8%	26.5%	6.3%	24%
Payment services — Banking(1)(3)	11.8%	10.4%	1.4%	13%

Notes:

(1) Excludes Princeton and ITS for the purposes of comparison to prior year.

(2)	Represents the percentage of users subscribing to our account presentation services out of the total number of potential users enabled for account presentation services.

(3)	Represents the percentage of users subscribing to our payment services out of the total number of potential users enabled for payment services.

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

Professional Services and Other.  Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased by $3.6 million, or 35%, to $13.8 million in 2007 compared to $10.2 million in 2006. The increase is the result of the addition of new revenues from the acquisition of Princeton, higher professional services fees in the legacy eCommerce segment, higher termination fees in 2007 and the launch of our new risk-based authentication service in the fourth quarter of 2006.

Costs and Expenses

	Years Ended December 31,		Change
	2007(1)	2006(1)	Difference(1)%

Revenues	$135,132	$91,736	$43,396	47%
Costs of revenues	64,083	41,317	22,766	55%

Gross profit	71,049	50,419	20,630	41%
Gross margin	53%	55%
Operating expenses
General and administrative	28,933	19,780	9,153	46%
Sales and marketing	23,446	18,009	5,437	30%
Systems and development	9,196	7,382	1,814	25%

Total operating expenses	61,575	45,171	16,404	36%

Income from operations	9,474	5,248	4,226	81%
Other (expense) income
Interest income	1,242	1,961	(719)	(37%)
Interest and other expense	(6,848)	(5,953)	(895)	n/a
Loss on extinguishment of debt	(5,625)	—	(5,625)	n/a

Total other (expense) income	(11,231)	(3,992)	(7,239)	n/a

(Loss) income before tax (benefit) provision	(1,757)	1,256	(3,013)	n/a
Income tax (benefit) provision	(12,703)	935	(13,638)	n/a

Net income	10,946	321	10,625	n/a
Preferred stock accretion	8,302	4,309	3,993	93%

Net income (loss) available to common stockholders	$2,644	$(3,988)	$6,632	n/a

Net income (loss) available to common stockholders per share:
Basic	$0.10	$(0.16)	$0.26	n/a
Diluted	$0.09	$(0.16)	$0.25	n/a
Shares used in calculation of net income (loss) available to common stockholders per share:
Basic	27,153	25,546	1,607	6%
Diluted	29,150	25,546	3,604	14%

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

Liquidity and Capital Resources

Net cash provided by operating activities was $27.6 million for the year ended December 31, 2008. This represented a $9.4 million increase in cash provided by operating activities compared to prior year. The increase is primarily due to an increase in our net income after excluding non-cash income and expenses, of $3.9 million and an increase of $5.5 million due to changes in operating assets and liabilities.

In 2007, following our acquisition of ITS, our consolidated balance sheet, in relation to our ITS operations, reflected consumer deposit receivables which were comprised of in-transit customer payment transactions that we have not yet received and consumer deposit payables which were comprised of cash held or in transit, that will be remitted for the benefit of customers for collections made on their behalf. In the first quarter of 2008, we changed the manner in which the ITS payment processing operations were structured to be consistent with how the rest of the Company processes bill payment funds. As a result of the change in the ITS payment processing structure, we only have fiduciary responsibility over the bill payment funds associated with our ITS operations. Therefore, we no longer have rights and obligations associated with ITS bill payment funds and as such no longer report consumer deposit receivables, payables and related cash as part of our consolidated balance sheet at December 31, 2008. The impact to cash flows for the year ended December 31, 2008 was a decrease to cash provided by operating activities of $4.3 million.

Net cash used by investing activities for the year ended December 31, 2008 was $7.0 million, which was the result of capital expenditures of $13.5 million, partially offset by $6.6 million in liquidation payments received from our investment in the Columbia Strategic Cash Portfolio Fund (the “Fund”).

Net cash used by financing activities was $10.8 million for the year ended December 31, 2008, which was primarily the result of two principal payments on our 2007 Notes of $9.6 million and cash paid to shareholders exercising price protection rights of $2.1 million from our acquisition of ITS.

In December 2007, we reclassified our investment (“investment”) in the Fund from cash and cash equivalents to short-term investments. The Fund was short-term and highly liquid in nature prior to the fourth quarter of 2007 and was classified as a cash equivalent. During the fourth quarter of 2007, the Fund was closed by the Fund administrator to future investment, partially due to the subprime credit market crisis, and began liquidating the Fund in an orderly manner. The Funds were then converted to a net asset value basis and marked to market daily. We intend to remain in the Fund through the liquidation period. Approximately half of our investment in the Fund is expected to substantially liquidate over the next twelve months. This portion of the investment is classified in short-term investments at fair value on the consolidated balance sheet. The remainder of the investment, or $1.0 million, is expected to liquidate beyond twelve months and as such this portion of the remaining balance in the Fund is classified in long-term other assets on the consolidated balance sheet. The value of the investment was $2.0 million and $9.1 million at December 31, 2008 and 2007, respectively. We adjusted the investment in the Fund to its estimated fair value at December 31, 2008. In addition, we received $6.6 million in liquidation payments from the Fund administrator during the year ended December 31, 2008 and recorded a loss of $0.5 million.

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

On the six month anniversary date, which occurred during the first quarter of 2008, certain shareholders exercised their price protection rights. We acquired 189,917 common shares subject to the price protection for $2.1 million, including $0.1 million for the difference under the price protection. These shares are classified as treasury shares on our consolidated balance sheet. In addition, we issued 25,209 shares of our common stock to shareholders who own 497,751 shares and exercised their price protection rights in the first quarter of 2008.

On the nine month anniversary date, which occurred during the second quarter of 2008, the remaining shareholders exercised their price protection rights. We issued an additional 238,396 shares of our common stock to shareholders who owned 1,528,985 shares and exercised their price protection rights in the second quarter of 2008. As of December 31, 2008, all obligations under the price protection have been fulfilled.

During the fourth quarter of 2008, certain Company management elected to receive approximately 160,000 shares of restricted stock units that vested ratably each month of the fourth quarter of 2008, in lieu of cash compensation. In addition, certain members on our Board of Directors elected to receive approximately 23,500 shares of restricted stock units that vested ratably in each month of the fourth quarter of 2008, in lieu of cash compensation.

Our material commitments under operating and capital leases and purchase obligations are as follows (in thousands):

		For the Years Ended
	Total	2009	2010	2011	2012	2013	Thereafter

Capital lease obligations	$55	$36	$19	$—	$—	$—	$—
Operating leases	28,869	4,680	4,640	4,611	4,247	4,013	6,678
Purchase obligations	1,356	917	379	60	—	—	—
Notes payable(1)	75,437	15,937	17,000	32,938	9,562	—	—

Total obligations	$105,717	$21,570	$22,038	$37,609	$13,809	$4,013	$6,678

(1)	Senior secured debt (“2007 Notes”)

The estimated interest payments related to the 2007 Notes are $3.8 million, $1.6 million, $1.0 million and less than $0.1 million for 2009, 2010, 2011 and 2012, respectively. The estimated interest payments for 2009 were calculated based on a fixed rate of 2.9%, since we entered into an interest rate swap agreement, effective October 31, 2008 through December 31, 2009, that swaps the one-month LIBOR interest rate for a fixed interest rate equal to 2.9%. The estimated interest payments for years 2010 through 2012 were calculated based on the one- month LIBOR rate on December 31, 2008.

Given continuing economic uncertainty and interest rate volatility, we could experience unforeseeable impacts on our results of operations, cash flows, ability to meet debt and other contractual requirements, and other items in future periods. While there can be no guarantees as to outcome, we have developed a contingency plan to address the negative effects of these uncertainties, if they occur.

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

The counter party for the 2007 Hedge became insolvent during the third quarter of 2008. As such, we declared the 2007 Hedge to have no fair value and expensed the remaining fair value of the cash flow hedge and the unrealized losses previously recorded in other comprehensive income, totaling $0.1 million, as interest expense. On October 17, 2008, we entered into an interest rate swap agreement, swapping the one-month LIBOR interest rate for a fixed interest rate equal to 2.9% through December 31, 2009. This interest rate swap has a notional value equal to the outstanding principal at the end of each month.

The Company performed a sensitivity analysis on the weighted average balances of the outstanding 2007 notes not subject to any interest rate cap or interest rate swap agreements. If the LIBOR rate increased or decreased by one percent as of December 31, 2008, interest expense would have increased or decreased by $0.3 million for the year ended December 31, 2008. The Company is hedged against changes in interest rates through December 31, 2009, but could have exposure beyond December 31, 2009 if the Company does not enter into a new hedging arrangement.

We earn interest (float interest) in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. As such, the float interest earned is classified as payment services revenue in our consolidated statements of operations. This float interest revenue is exposed to changes in the general level of

U.S. interest rates as it relates to the balances of these clearing accounts. The float interest totaled $5.0 million and $10.3 million for the years ended December 31, 2008 and 2007, respectively. If there was a change in interest rates of one percent as of December 31, 2008, revenues associated with float interest would have increased or decreased by approximately $1.8 million for the year ended December 31, 2008.

In December 2007, we reclassified our investment in the Columbia Strategic Cash Portfolio (the “Fund”) from cash and cash equivalents to short-term investments. The Fund was short-term and highly liquid in nature prior to the fourth quarter of 2007 and was classified as a cash equivalent. During the fourth quarter of 2007, the Fund was closed by the Fund administrator to future investment, partially due to the subprime credit market crisis, and began liquidating the Fund in an orderly manner. The Funds were then converted to a net asset value basis and marked to market daily. We intend to remain in the Fund through the liquidation period. Approximately half of our investment in the Fund is expected to substantially liquidate over the next twelve months and as such this portion is classified in short-term investments at fair value on the consolidated balance sheet. The remainder of our investment in the Fund, or $1.0 million, is expected to liquidate beyond twelve months and as such this portion of the Fund is classified in long-term other assets on the consolidated balance sheet.

The value of the Fund was $2.0 million and $9.1 million at December 31, 2008 and December 31, 2007, respectively. We adjusted our investment in the Fund to its estimated fair value at December 31, 2008. In addition, we received $6.6 million in liquidation payments from the Fund administrator during the year ended December 31, 2008. There may be further decreases in the value of the Fund based on changes in market values of the securities held in the Fund. To the extent we determine there is a further decline in fair value, we may recognize additional unrealized losses in future periods.

Item 8.	Consolidated Financial Statements and Supplementary Data

*	All other schedules prescribed under Regulation S-X are omitted because they are not applicable or not required.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Online Resources Corporation:

We have audited Online Resources Corporation’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(c)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008, and our report dated March 2, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

McLean, Virginia
March 2, 2009

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Online Resources Corporation:

We have audited the accompanying consolidated balance sheets of Online Resources Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II for the two years ended December 31, 2008 and 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Online Resources Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

McLean, Virginia
March 2, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Online Resources Corporation:

We have audited the accompanying consolidated balance sheet of Online Resources Corporation as of December 31, 2006 (not included herein), and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the accompanying index in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Online Resources Corporation at December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

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

/s/  Ernst & Young LLP

McLean, Virginia
March 15, 2007

ONLINE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$22,969	$13,227
Restricted cash	—	1,535
Consumer deposits receivable	—	8,279
Short-term investments	1,009	9,135
Accounts receivable (net of allowance of $84 and $84, respectively)	15,742	16,546
Deferred implementation costs	1,669	1,459
Deferred tax asset, current portion	8,782	902
Prepaid expenses and other current assets:	2,344	4,601

Total current assets	52,515	55,684
Property and equipment, net	28,707	26,852
Deferred tax asset, less current portion	25,295	32,914
Deferred implementation costs, less current portion	1,555	1,628
Goodwill	181,516	184,300
Intangible assets	27,668	36,924
Other assets	6,421	2,415

Total assets	$323,677	$340,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,198	$2,001
Consumer deposits payable	—	10,555
Accrued expenses	2,686	5,494
Accrued compensation	932	2,019
Notes payable, senior secured debt, current portion	15,937	9,562
Deferred revenues, current portion	5,732	5,673
Interest payable	6	72
Interest rate swap liability	1,454
Other current liabilities	327	2,683

Total current liabilities	28,272	38,059
Notes payable, senior secured debt, less current portion	59,500	75,438
Deferred revenues, less current portion	3,573	3,916
Other long-term liabilities	2,804	2,592

Total liabilities	94,149	120,005
Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at December 31, 2008 and 2007 (Redeemable on July 3, 2013 at $135,815)	91,415	82,542
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 29,808 issued and 29,526 outstanding at December 31, 2008 and 28,895 issued and 28,819 outstanding at December 31, 2007	3	3
Additional paid-in capital	208,079	198,333
Accumulated deficit	(66,698)	(59,744)
Treasury stock, 282 shares at December 31, 2008 and 76 shares at December 31, 2007	(2,360)	(228)
Accumulated other comprehensive loss	(911)	(194)

Total stockholders’ equity	138,113	138,170

Total liabilities and stockholders’ equity	$323,677	$340,717

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

Revenues:
Account presentation services	$7,909	$8,998	$8,051
Payment services	122,301	104,228	65,500
Relationship management services	8,068	8,138	8,022
Professional services and other	13,364	13,768	10,163

Total revenues	151,642	135,132	91,736
Costs and expenses:
Service costs	72,632	57,456	34,623
Implementation and other costs	4,721	6,627	6,694

Costs of revenues	77,353	64,083	41,317

Gross profit	74,289	71,049	50,419
General and administrative	33,445	28,933	19,780
Sales and marketing	24,207	23,446	18,009
Systems and development	9,906	9,196	7,382

Total expenses	67,558	61,575	45,171

Income from operations	6,731	9,474	5,248
Other (expense) income:
Interest income	531	1,242	1,961
Interest expense	(3,612)	(6,731)	(5,506)
Other (expense) income	(556)	(117)	(447)
Loss on extinguishment of debt	—	(5,625)	—

Total other (expense) income	(3,637)	(11,231)	(3,992)

Income (loss) before income taxes	3,094	(1,757)	1,256
Income tax (benefit) provision	1,175	(12,703)	935

Net income	1,919	10,946	321
Preferred stock accretion	8,873	8,302	4,309

Net income (loss) available to common stockholders	$(6,954)	$2,644	$(3,988)

Net income (loss) available to common stockholders per share:
Basic	$(0.24)	$0.10	$(0.16)
Diluted	$(0.24)	$0.09	$(0.16)
Shares used in calculation of net income (loss) available to common stockholders per share:
Basic	29,111	27,153	25,546
Diluted	29,111	29,150	25,546

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	Equity

Balance at December 31, 2005	25,213	$3	$160,249	$(56,988)	$(228)	$—	$103,036
Adjustment under SAB No. 108	—	—	—	(1,412)	—	—	(1,412)
Comprehensive loss:
Net income	—	—	—	321	—	—	321
Unrealized loss on hedging instrument	—	—	—	—	—	(407)	(407)

Comprehensive loss							(86)
Preferred stock accretion	—	—	—	(4,309)	—	—	(4,309)
Equity compensation cost	—	—	2,512	—	—	—	2,512
Exercise of common stock options	541	—	3,288	—	—	—	3,288
Issuance of common stock	35	—	306	—	—	—	306

Balance at December 31, 2006	25,789	3	166,355	(62,388)	(228)	(407)	103,335
Comprehensive income:
Net income	—	—	—	10,946	—	—	10,946
Net unrealized gain on hedging instrument, net of taxes of $60	—	—	—	—	—	213	213

Comprehensive income							11,159
Preferred stock accretion	—	—	—	(8,302)	—	—	(8,302)
Equity compensation cost	—	—	3,296	—	—	—	3,296
Exercise of common stock options	771	—	3,767	—	—	—	3,767
Issuance of common stock	42	—	202	—	—	—	202
Issuance of common stock in connection with ITS acquisition	2,217	—	24,713	—	—	—	24,713

Balance at December 31, 2007	28,819	$3	$198,333	$(59,744)	$(228)	$(194)	$138,170
Comprehensive income:
Net income	—	—	—	1,919	—	—	1,919
Net unrealized loss on hedging instrument, net of taxes of $496	—	—	—	—	—	(717)	(717)

Comprehensive income							1,202
Treasury shares purchased	—	—	—	—	(167)	—	(167)
Preferred stock accretion	—	—	—	(8,873)	—	—	(8,873)
Equity compensation cost	—	—	4,874	—	—	—	4,874
Exercise of common stock options	290	—	826	—	—	—	826
Issuance of common stock	343	—	190	—	—	—	190
Issuance of common stock in connection with ITS price protection	74	—	3,856	—	(1,965)	—	1,891

Balance at December 31, 2008	29,526	$3	$208,079	$(66,698)	$(2,360)	$(911)	$138,113

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006

Operating activities
Net income	$1,919	$10,946	$321
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	778	(13,380)	(531)
Depreciation and amortization	21,270	19,811	12,772
Equity compensation expense	4,696	3,198	2,512
Write off and amortization of debt issuance costs	372	4,330	445
Loss on disposal of assets	50	180	1
Provision for losses on accounts receivable	56	(12)	(21)
Loss on investments	556	117	—
Change in fair value of stock price protection	1,565	(355)	—
Change in fair value of theoretical swap derivative	(3,574)	(1,145)	—
Loss on cash flow hedge derivative security	261	350	—
Loss on preferred stock derivative security	—	—	158
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	1,535	2,292	(1,699)
Consumer deposit receivable	8,279	(3,297)	—
Consumer deposit payable	(10,555)	5,285	—
Redemption of certificate of deposit	2,294	—	—
Accounts receivable	748	(2,169)	(1,486)
Prepaid expenses and other assets	1,595	(1,769)	646
Deferred implementation costs	(137)	(474)	(1,484)
Accounts payable	(438)	(3,245)	58
Accrued expenses and other liabilities	(3,319)	(1,118)	(275)
Interest payable	(65)	(2,616)	2,688
Deferred revenues	(284)	1,296	2,905

Net cash provided by operating activities	27,602	18,225	17,010
Investing activities
Purchases of property and equipment	(13,471)	(16,360)	(9,823)
Purchase of short-term investments	—	(10,167)	(965)
Sale of short-term investments	6,570	1,880	—
Acquisition of Internet Transactions Solutions, Inc., net of cash acquired	(110)	(12,220)	—
Acquisition of Princeton, net of cash acquired	—	—	(184,362)

Net cash used in investing activities	(7,011)	(36,867)	(195,150)
Financing activities
Net proceeds from issuance of common stock	827	3,998	3,486
Repurchase of shares issued related to ITS acquisition	(1,965)	—	—
Payments for ITS price protection	(112)
Net proceeds from issuance of redeemable convertible preferred stock	—	—	69,912
Purchase of cash flow derivative	—	(121)	(455)
Sale of cash flow derivative	—	22	—
Debt issuance costs on refinancing of long-term debt	—	(1,479)	—
Prepayment penalty on repayment of 2006 notes	—	(1,700)	—
Proceeds from issuance of 2007 notes	—	85,000	—
Repayment of 2006 notes	—	(85,000)	—
Net proceeds from issuance of 2006 notes	—	—	80,549
Repayment of 2007 Notes	(9,563)
Repayment of capital lease obligations	(36)	(40)	(27)

Net cash (used in) provided by financing activities	(10,849)	680	153,465

Net (decrease) increase in cash and cash equivalents	9,742	(17,962)	(24,675)
Cash and cash equivalents at beginning of year	13,227	31,189	55,864

Cash and cash equivalents at end of year	$22,969	$13,227	$31,189

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands except share data)

SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS:

	Year Ended December 31,
	2008	2007	2006

Cash paid for interest	$4,772	$10,091	$2,665
Income taxes paid	$632	$464	$77
Net unrealized (loss) gain on hedge and investments	$(1,759)	$137	$(407)

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

	Year Ended December 31,
	2008	2007	2006

Common stock issued in connection with ITS acquisition	$3,856	$24,713	$—
Common stock issued in connection with IDS earnout and acquisition	$—	$—	$119
Issuance of equity award liabilities	$—	$—	$(11)

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Online Resources Corporation (the “Company”) provides outsourced, web-and phone-based financial technology services to financial institution, biller, card issuer and creditor clients and their millions of consumer end-users. End-users may access and view their accounts online and perform various self-service functions. They may also make electronic bill payments and funds transfers, utilizing the Company’s unique, real-time debit architecture, ACH and other payment methods. The Company’s value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive online channel for its clients. Further, the Company provides professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. The Company currently operates in two business segments — Banking and eCommerce.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the determination of the fair value of stock awards issued, allowances for accounts receivable, the assessment for impairment of long-lived assets, and income taxes. Actual results could differ from those estimates.

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

Restricted Cash

Restricted cash of $1.5 million at December 31, 2007 consisted of funds from unclaimed bill payment checks, which the Company either returned to the initiator of the bill payment or surrendered the funds to the appropriate state escheat funds. The Company had no restricted cash at December 31, 2008.

Consumer Deposit Receivable and Payables

In 2007, following the Company’s acquisition of Internet Transaction Solutions, Inc. (“ITS”), the Company’s balance sheet, in relation to its ITS operations, reflected consumer deposit receivables which consisted of in-transit customer payment transactions that had not yet been received by the Company and consumer deposit payables which consisted of cash held or in transit, that were to be remitted for the benefit of customers for collections made on their behalf. In the first quarter of 2008, the Company changed the manner in which the ITS payment processing operations were structured. As a result of the change, the Company has only fiduciary responsibility over the bill payment funds associated with its ITS operations. Therefore, the Company no longer has rights and obligations associated with ITS bill payment funds and no longer reports consumer deposit receivables, payables and related cash as part of its consolidated balance sheet at December 31, 2008.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term Investments

Short-term investments consist of the Company’s short term portion of the Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, this Fund was closed by the Fund administrator to future investment, partially due to the subprime credit market crisis. The Fund converted from a cash and cash equivalent to a net asset value basis and marked to market daily. Half of the Company’s investment in the Fund is expected to substantially liquidate over the next twelve months and the Company will remain in the Fund through the liquidation period.

The value of the investment was $2.0 million and $9.1 million at December 31, 2008 and December 31, 2007, respectively. The short-term portion of the total value of the investment was $1.0 million and $9.1 million, respectively at December 31, 2008 and December 31, 2007. During the year ended December 31, 2008, the Company received $6.6 million in liquidation payments from the Fund administrator. In addition, a loss of $0.5 million was recognized for the year ended December 31, 2008 related to the investment in the Fund and liquidation, and was recorded as other expense in the consolidated statement of operations.

Fair Value of Financial Instruments

At December 31, 2008 and 2007, the carrying values of the following financial instruments: cash and cash equivalents, restricted cash, consumer deposits receivable, short-term investments, accounts receivable, accounts payable, consumer deposits payable, accrued expenses, notes payable and other liabilities approximate their fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying values of the Company’s notes payable approximate fair value due to the variable interest rate which resets every month based upon interest benchmarks and a premium that varies based upon financial metrics. Additionally, the Company has a cash flow hedge related to the interest. See fair value of cash flow hedge in Note 10, Financial Instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk at December 31, 2008 and 2007 consist primarily of cash and cash equivalents and short-term investments. The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At December 31, 2008 and 2007, the Company had cash and cash equivalents, restricted cash and short-term investment accounts in excess of the FDIC insured limits.

A customer that accounts for a significant percentage of sales relative to the Company’s total sales could potentially subject the Company to concentrations of credit risk. A December 31, 2008 and 2007, no one client or reseller partner accounted for more than 3% of our revenues.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company collects funds from end-users and aggregates them in clearing accounts, which are not included in its consolidated balance sheets, as the Company does not have ownership of these funds. For certain transactions, funds may remain in the clearing accounts until a payment check is deposited or other payment transmission is accepted by the receiving merchant. The Company earns interest on these funds for the period they remain in the clearing accounts. The collection of interest on these clearing accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The interest totaled $5.0 million, $10.3 million and $6.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is classified as payment services revenue in the Company’s consolidated statements of operations.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss and alternative minimum tax credit carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. See Note 9, Income Taxes, for further discussion.

Allowance for Doubtful Accounts

Allowance for Doubtful Accounts. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any material risk of loss is significantly reduced due to the Company’s broad client base as well the number of its customers and geographic areas. The Company maintains an allowance for doubtful accounts to provide for probable losses in accounts receivable.

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. See the table below for depreciable lives for each asset grouping. Depreciation expense was $6.3 million, $6.4 million and $5.3 million for the years ended December 31, 2008, 2007, and 2006, respectively, and is included as cost of revenues and general and administrative expenses in the consolidated Statements of Operations. See Note 6, Property and Equipment and Capitalized Software Costs, for additional information.

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

Amortization of capitalized computer software costs was $5.5 million, $4.0 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. See Note 6, Property and Equipment and Capitalized Software Costs, for additional information.

Goodwill

The Company recorded goodwill and intangible assets in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”) for the acquisitions of ITS on August 10, 2007, Princeton eCom Corporation (“Princeton”) on July 3, 2006, Integrated Data Systems, Inc. (“IDS”) on June 27, 2005, and Incurrent Solutions, Inc. (“Incurrent”) on December 22, 2004. In accordance with SFAS No. 142, Goodwill and Intangible Assets (“SFAS No. 142”), goodwill is not amortized and is tested at the reporting unit level at least annually or whenever events or circumstances indicate that goodwill might be impaired. The fair value of the Company’s reporting units are measured under the income method by utilizing discounted cash flows. The estimates the Company uses in evaluating goodwill are consistent with the plans and estimates that the Company uses to manage its operations.

The Company did not experience any impairment of goodwill or other intangible assets for the years ended December 31, 2008, 2007 or 2006. If market conditions continue to weaken, the Company’s revenue and cost forecasts may not be achieved and the Company may incur charges for goodwill impairment, which could be significant and could have a material negative effect on our results of operations. Additionally, if the Company’s stock price declines from our stock price of $4.74 as of December 31, 2008, the Company could incur goodwill impairment charges.

The Company’s reporting units, Banking and eCommerce, have a carrying value of approximately $120 million and approximately $130 million, respectively, as of December 31, 2008. If the fair value for our Banking reporting unit declines approximately 15% from the December 31, 2008 fair value, or the fair value of our eCommerce reporting unit declines approximately 17% from the December 31, 2008 fair value, it is likely that we would incur goodwill impairment charges.

Impairment of Long-Lived Assets and Intangible Assets

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company periodically evaluates the recoverability of long-lived assets, including deferred implementation costs, property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets include customer lists, non-compete agreements, purchased technology, patents and trademarks, which are amortized over their useful lives of five to eleven years based on a schedule that approximates the pattern in which economic

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits of the intangible assets are consumed or otherwise used up. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. There were no indicators of impairment for this particular asset group during the three years ended December 31, 2008.

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

Derivative Instruments

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

Reclassification

Certain amounts reported in prior periods have been reclassified to conform to the 2008 presentation.

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

Accumulated Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), requires that items defined as comprehensive income or loss are to be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006, 2007 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). See Note 15, Equity Compensation Plans, for a description of the Company’s equity compensation plans and the details of the Company’s stock compensation expense.

Pursuant to SFAS No. 123(R), the Company chose to apply the with-and-without approach for the ordering recognition of excess tax benefits for share based awards and other benefits in accordance with Emerging Issues Task Force Topic No. D-32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Pronouncements

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

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the standard specifies that the fair value should be the exit price, or price received to sell the asset or liability as opposed to the entry price, or price paid to acquire an asset or assume a liability. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except for those that are disclosed in the consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company is currently assessing the impact, if any, adoption of the statement for nonfinancial assets and liabilities will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about an entity’s derivative and hedging activities. Constituents have expressed concerns that the existing disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows, and accordingly this new standard improves the transparency of financial reporting. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This standard encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company will adopt this standard beginning January 1, 2009 and adoption will not materially affect the Company’s consolidated financial statements.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (GAAP ), which is a hierarchy of authoritative accounting guidance. The current GAAP hierarchy is included in the American Institute of Certified Public Accountants Statement of Auditing Standards No. 69, The Meaning of Present Fairly in Confirmation with Generally Accepted Accounting Principles. The new statement is explicitly and directly applicable to preparers of financial statements as opposed to being directed to auditors and will not result in a change in current practice. The new statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP No. 157-3). FSP No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP No. 157-3 and determined that the impact was not material on estimated fair values as of December 31, 2008.

3.	ACQUISITIONS

Internet Transaction Solutions, Inc.

On August 10, 2007, pursuant to the terms of the Agreement and Plan of Merger dated July 26, 2007, as thereafter amended and restated, the Company and its wholly-owned subsidiary, ITS Acquisition Sub, LLC, completed the merger under which the Company acquired all of the outstanding stock of Internet Transaction Solutions, Inc., a Delaware corporation, for total consideration of approximately $48.1 million including transaction related costs of $0.3 million. The Company agreed to issue 2,216,552 shares of its common stock to the stockholders and preferred rights holder of ITS in partial payment of the purchase price. These shares have been valued at $24.7 million, and the balance of the purchase price, approximately $20.3 million, was paid in cash. Of the $20.3 million paid in cash, $3.6 million was escrowed to cover indemnification claims, of which $2.8 million was released to the ITS stockholders and $0.8 million remains subject to indemnification claims in favor of the Company.

As part of the purchase consideration for ITS, the Company also agreed to provide the former shareholders of ITS with price protection related to the 2,216,653 shares issued to them for a period of one year from the date the shares were issued, which was August 10, 2007 (the “Closing Date”). Under the protection, if the volume weighted average price of the Company’s shares for the 10 trading-day period ending two business days before the six, nine and twelve month anniversary dates of the Closing Date was less than

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$11.15, these shareholders had the right to ask the Company to restore them to a total value per share equal to the issuance price, either through the issuance of additional stock or through the repurchase of the stock issued as consideration.

On the six month anniversary date, which occurred during the first quarter of 2008, certain shareholders exercised their price protection rights. The Company acquired 189,917 common shares subject to the price protection for $2.1 million, including $0.1 million for the difference under the price protection. These shares are classified as treasury shares on the Company’s consolidated balance sheet. In addition, the Company issued 25,209 shares of the Company’s common stock to shareholders who owned 497,751 shares and exercised their price protection rights in the first quarter of 2008.

On the nine month anniversary date, which occurred during the second quarter of 2008, the remaining shareholders exercised their price protection rights. The Company issued an additional 238,396 shares of the Company’s common stock to shareholders who owned 1,528,985 shares and exercised their price protection rights in the second quarter of 2008. As of December 31, 2008, all obligations under the price protection have been fulfilled.

This purchase price protection represents a stand-alone derivative which was included as part of the consideration issued for the acquisition. Using a trinomial tree model, the Company determined that the value of this option was $2.8 million as of July 26, 2007, the date the share issuance price was established, and recorded this amount in other current liabilities on the consolidated balance sheet. The liability was marked to market, each period, through the second quarter of 2008 until all rights were exercised and reflected changes in the value of the option that were driven by share price, share price volatility and time to maturity. Interest expense of $1.7 million was recorded during 2008, before all rights had been exercised, related to the mark to market adjustment of the derivative. Since all rights had been exercised during the first half of 2008, the value of the option liability at December 31, 2008 is zero. The value of the remaining portion of the option, using the same trinomial tree model, was determined to have been $2.4 million at December 31, 2007.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2008 the Company finalized the purchase price allocations based upon the final allocation of identifiable intangible assets and goodwill of $21.5 million and $32.9 million, respectively. The identifiable intangible asset will be amortized over its useful life of ten years based on an accelerated amortization schedule that approximates the pattern in which economic benefit of the intangible asset is consumed or

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

otherwise used up. Approximately $0.1 million of additional acquisition costs were incurred by the Company for the year ended December 31, 2008.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Assuming the acquisition had taken place on January 1, 2006 the Company’s pro forma results for the year ended December 31, 2006 would have been (in thousands except per share amounts):

Unaudited Pro forma
Information
For the Year Ended
December 31
2006

Revenues	$111,924
Net (loss)	$(8,640)
Net loss available to common stockholders	$(17,267)
Net loss available to common stockholders per share:
Basic	$(0.68)
Diluted	$(0.68)

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

The Company changed the way it determines operating results of the business segments during 2008. Intangible asset amortization that previously had been unallocated is now allocated to the respective Banking or eCommerce segments. For each of the years ended December 31, 2008, 2007 and 2006, $9.5 million, $9.4 million and $5.0 million, respectively, of intangible asset amortization was reclassified from Corporate to the Banking and eCommerce segments.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations from these reportable segments were as follows for the three years ended December 31, 2008 (in thousands):

	Banking	eCommerce	Corporate(1)	Total

Year ended December 31, 2008:
Revenues:
Account presentation services	$3,146	4,763	—	7,909
Payment services	74,021	48,280	—	122,301
Relationship management services	8,053	15	—	8,068
Professional services and other	9,337	4,027	—	13,364

Total revenues	94,557	57,085	—	151,642
Costs of revenues	45,996	31,357	—	77,353

Gross profit	48,561	25,728		74,289
Operating expenses	27,104	22,702	17,752	67,558

Income (loss) from operations	$21,457	$3,026	$(17,752)	$6,731

Year ended December 31, 2007:
Revenues:
Account presentation services	$2,936	$6,062	$—	$8,998
Payment services	80,334	23,894	—	104,228
Relationship management services	8,032	106	—	8,138
Professional services and other	8,817	4,951	—	13,768

Total revenues	100,119	35,013	—	135,132
Costs of revenues	42,413	21,670	—	64,083

Gross profit	57,706	13,343	—	71,049
Operating expenses	28,096	18,535	14,944	61,575

Income (loss) from operations	$29,610	$(5,192)	$(14,944)	$9,474

	Banking	eCommerce	Corporate(1)	Total

Year ended December 31, 2006:
Revenues:
Account presentation services	$2,751	$5,300	$—	$8,051
Payment services	59,276	6,224	—	65,500
Relationship management services	7,988	34	—	8,022
Professional services and other	7,091	3,072	—	10,163

Total revenues	77,106	14,630	—	91,736
Costs of revenues	31,061	10,256	—	41,317

Gross profit	46,045	4,374	—	50,419
Operating expenses	26,534	10,297	8,340	45,171

Income (loss) from operations	$19,511	$(5,923)	$(8,340)	$5,248

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

5.	INVESTMENTS

In December 2007, the Company reclassified its investment (“investment”) in the Columbia Strategic Cash Portfolio (the “Fund”) from cash and cash equivalents to short-term investments. The Fund was short-term and highly liquid in nature prior to the fourth quarter of 2007 and was classified as a cash equivalent. During the fourth quarter of 2007, the Fund was closed by the Fund administrator to future investment, partially due to the subprime credit market crisis, and began liquidating the Fund in an orderly manner. The Funds were then converted to a net asset value basis and marked to market daily. The Company intends to remain in the Fund through the liquidation period. Approximately half of the balance of the Company’s investment in the Fund at December 31, 2008 is expected to substantially liquidate over the next twelve months. This portion of the investment is classified in short-term investments at fair value on the consolidated balance sheet. The remainder of the investment, or $1.0 million, is expected to liquidate beyond twelve months and as such this portion of the Fund is classified in long-term other assets on the consolidated balance sheet.

The value of the investment was $2.0 million and $9.1 million at December 31, 2008 and December 31, 2007, respectively. During the year ended of 2008, the Company received $6.6 million in liquidation payments from the Fund administrator. In addition, a loss of $0.5 million was recognized for the year ended December 31, 2008 related to the investment in the Fund and liquidation, as was recorded as other expense in the consolidated statement of operations.

The value of the Company’s investment in the Fund may fluctuate based on changes in market values of the securities held in the Fund. To the extent the Company determines there is an increase or decrease in fair value, the Company may recognize additional unrealized gains or losses in future periods.

6.	PROPERTY AND EQUIPMENT

Property and equipment and capitalized software costs consist of the following (in thousands):

	December 31,
	2008	2007

Central processing systems and terminals	$33,024	$30,900
Office furniture and equipment	4,414	3,057
Central processing systems and terminals under capital leases	1,476	1,476
Office furniture and equipment under capital leases	237	237
Internal use software	27,983	20,552
Leasehold improvements	7,479	6,048

Total	74,613	62,270
Less accumulated depreciation and amortization	(30,517)	(26,717)
Less accumulated amortization of internal use software	(13,871)	(8,374)
Less accumulated depreciation on assets held under capital leases	(1,518)	(327)

	$28,707	$26,852

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following (in thousands):

	Banking	eCommerce
	Segment	Segment	Total

Balance at December 31, 2006	$91,416	$76,669	$168,085
Goodwill acquired (ITS acquisition)	—	33,123	33,123
Adjustments(1)	(9,638)	(7,270)	(16,908)

Balance at December 31, 2007	81,778	102,522	184,300
Adjustments(2)	(1,383)	(1,401)	(2,784)

Balance at December 31, 2008	$80,395	$101,121	$181,516

(1)	Primarily related to the reversal of income tax valuation allowance established in acquisitions.

(2)	Primarily related to the sale of Princeton’s net operating losses of $1.9 million, reversal of the valuation allowance on deferred tax assets acquired with Princeton of $1.7 million and a reclassification of ITS customer base upon receipt of the final valuation report offset by various acquisition related fees.

Intangible assets consist of the following (in thousands):

	December 31,
	2008	2007

Gross carrying amount:
Purchased technology	$11,171	$11,171
Customer lists	40,754	40,483
Patents and Trademarks	236	244
Non-compete agreements	33	33

Total gross carrying amount	52,194	51,931
Accumulated amortization:
Less accumulated amortization of purchased technology	(5,386)	(3,440)
Less accumulated amortization of customer lists	(18,943)	(11,380)
Less accumulated amortization of patents and trademarks	(174)	(171)
Less accumulated amortization of non-compete	(23)	(16)

Total accumulated amortization	(24,526)	(15,007)

Total intangible assets	$27,668	$36,924

Amortization expense related to intangible assets was $9.5 million, $9.4 million and $5.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

All intangible assets are amortized over their useful lives of five to eleven years based on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed or otherwise used up. Amortization expense is expected to approximate $7.6 million, $5.9 million, $4.8 million, $3.4 million and $2.0 million for the years ended December 31, 2009, 2010, 2011, 2012 and 2013.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	COMMITMENTS &CONTINGENCIES

The Company leases office space under operating leases expiring in 2010, 2013 and 2014. All but one of the leases provide for escalating rent over the respective lease term. Rent expense is recognized on a straight-line basis over the period of the lease. Rent expense under the operating leases for the years ended December 31, 2008, 2007, and 2006, was $5.5 million, $5.6 million and $3.7 million, respectively.

On October 1, 2007, the Company executed a seven-year lease covering approximately 22,000 additional square feet of office and data center space that Company’s headquarters in Chantilly, VA. Rent expense under this additional operating lease was $0.6 million and $0.1 million, respectively for the years ended December 31, 2008 and 2007.

The Company also amended its lease for its facilities in Princeton, NJ in March 2007. In conjunction with the lease amendment, the Company received a lease incentive of approximately $0.6 million related to the Company’s construction of a disaster recovery site at its Princeton facilities. The benefit of this lease incentive has been deferred as part of a lease incentive obligation, recorded as a reduction to lease expense and recognized ratably over the term of the lease.

The Company also leases certain equipment under capital leases. Future minimum lease payments under operating and capital leases are as follows (in thousands):

	Operating	Capital

2009	$4,680	$40
2010	4,640	20
2011	4,611	—
2012	4,247	—
2013	4,013	—
Thereafter	6,678	—

Total minimum lease payments	$28,869	60

Less amount representing interest		(5)

Present value of minimum lease payments		55
Less current portion		(36)

Long-term portion of minimum lease payments		$19

Online Resources Corporation is currently a defendant in a civil action, Kent D. Stuckey v. Online Resources Corporation, filed in the United States District Court for the Southern District of Ohio, Eastern Division on December 19, 2008. The plaintiffs are the former stockholders of Internet Transaction Solutions, Inc., a company that Online Resources acquired in August, 2007, and allege that they did not receive the full consideration due them as part of the acquisition. Online Resources disputes all the claims made by the plaintiffs; at this juncture, and does not anticipate any material liability from this lawsuit.

9.	INCOME TAXES

The Company incurred a current tax liability for federal income taxes resulting from alternative minimum tax (“AMT”), of approximately $0.3 million and $0.2 million for the years ended December 31, 2008 and 2007, respectively. As a result of the AMT paid, the Company has approximately $0.8 million in AMT credits that can be used to offset regular income taxes when paid in the future. In addition, the Company incurred a current state tax liability of approximately $0.1 million for both the years ended December 31, 2008 and 2007, respectively. A deferred benefit of $0.2 million was accrued during 2008 primarily related to the release of valuation allowance. During 2007, deferred benefit of $13.4 million was recognized.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the Company has federal net operating loss carryforwards of approximately $100.1 million that expire at varying dates from 2019 to 2026, excluding approximately $17.8 million related to the exercise of stock options. The benefit of the stock compensation deductions will be recognized in shareholders equity when the net operating losses are realized and reduce income taxes payable.

Pursuant to the acquisition of Princeton in July 2006, the Company acquired a net deferred tax asset of $19.9 million representing the acquisition of Princeton’s net operating loss carryforwards and the inclusion of non-deductible intangible asset amortization. This amount has been adjusted from the initial estimate of $48.9 million due to certain elections made in the company’s tax return after the initial purchase accounting was reflected in the 2006 financial statements. The net deferred tax asset was offset with a valuation allowance that was also accrued in purchase accounting. Approximately $1.7 million of the valuation allowance was released. As of December 31, 2008, approximately $1.5 million of the valuation allowance remains that was accrued in purchase accounting. State income tax, net shown in the tax rate reconciliation below includes $0.2 million and $2.0 million related to the release of state tax valuation allowances for 2008 and 2007, respectively.

The timing and manner in which the Company may utilize the net operating loss carryforwards in subsequent tax years will be limited to the Company’s ability to generate future taxable income and, potentially, by the application of the ownership change rules under Section 382 of the Internal Revenue Code. The Company expects to utilize approximately $17.8 million of federal net operating loss carryforwards for the year ended December 31, 2008. While Section 382 limitations apply to the company, the limitations alone are not expected to result in the expiration of tax benefits should the company produce taxable income sufficient to utilize the loss carryforwards.

As of December 31, 2008, the Company has a recent history of operating profits. As a result of this positive earnings trend and projected taxable income over the next five years, the Company reversed approximately $1.9 million of its gross deferred tax asset valuation allowance; having determined that it was more likely than not that this portion of the deferred tax asset would be realized. This reversal resulted in recognition of an income tax benefit totaling $0.2 million. The remaining $1.7 million was related to valuation allowances accrued in purchase accounting and therefore did not benefit earnings when reversed. In addition, the Company added a $0.3 million valuation allowance against certain deferred tax assets that are not more likely than not realizable. This represents the total valuation allowance as of December 31, 2008. Should it become more likely than not that these deferred tax assets become realizable, all of the $0.3 million will benefit tax expense.

Our estimates of future taxable income represent critical accounting estimates because such estimates are subject to change and a downward adjustment could have a significant impact on future earnings. Furthermore, the Company continues to evaluate its net deferred tax asset valuation allowance in regards to the likelihood of realization of the deferred tax assets. Included in the current portion of deferred tax asset are net operating losses forecasted to be utilized within the next twelve months. Actual amounts utilized could differ from these estimates.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$38,607	$48,006
Deferred wages	3,223	2,552
Deferred revenue	774	739
Deferred rent	1,192	1,056
Fixed assets	910	825
Other credits	992	647
Other deferred tax assets	921	186

Total deferred tax assets	46,619	54,011
Valuation allowance for deferred tax assets	(1,726)	(5,883)
Deferred liabilities:
Acquired intangible assets	(10,816)	(14,312)

Total deferred tax liabilities	(10,816)	(14,312)

Net deferred tax assets	$34,077	$33,816

The Internal Revenue Code limits the utilization of net operating losses when ownership changes occur, as defined by Section 382 of the code. Based on the Company’s analysis, a sufficient amount of net operating losses are available to offset the Company’s taxable income for the year ended December 31, 2008. In addition, the Company has recognized a deferred tax asset at December 31, 2007 with respect to a substantial portion of its net operating losses. The net deferred tax asset represents the amount of tax benefit that the Company currently believes it will, more likely than not, have taxable income against which to apply that benefit, likely within the next five years. A valuation allowance of $0.3 million has been determined to be appropriate at December 31, 2008 related to realized and unrealized capital losses is not more likely that not.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the items that caused the income tax expense to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006

Tax expense at statutory Federal rate	$1,052	$(597)	$427
Effect of:
State income tax, net	190	(401)	113
Other Permanent differences	(370)	(267)	392
Return to provision adjustment	—	256	—
Other	71
(Decrease) increase in valuation allowance	232	(11,694)	3

Income tax expense (benefit)	$1,175	$(12,703)	$935

Income tax expense consists of the following (in thousands):
Current Expense
Federal	$317	$402	$—
State	80	275	3

	397	677	3

Deferred Expense
Federal	570	(12,497)	761
State	208	(883)	171

	778	(13,380)	932

Income tax expense (benefit)	$1,175	$(12,703)	$935

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January, 1, 2007. This standard modifies the previous guidance provided by SFAS No. 5, Accounting for Contingencies , and SFAS No. 109, Accounting for Income Taxes , for uncertainties related to the Company’s income tax liabilities. The Company has analyzed its income tax positions using the criteria required by FIN 48 and concluded that there is no cumulative effect relating to the adoption of FIN 48. In addition, as of December 31, 2008 the company determined it has no material uncertain tax positions and no interest or penalties have been accrued.

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

Derivatives Instruments and Hedging Activities

Cash Flow Hedging Strategy

On March 30, 2007, the Company entered into an interest rate cap agreement (“2007 Hedge”) that protected the cash flows on designated one-month LIBOR-based interest payments beginning on April 3, 2007 through July 31, 2009. The counter party for the 2007 Hedge became insolvent during the third quarter of 2008. As such, the Company declared the 2007 Hedge to have no fair value and expensed the remaining fair value of the cash flow hedge and the unrealized losses previously recorded in other comprehensive income, totaling $0.1 million, through interest expense.

On October 17, 2008, the Company entered into an interest rate swap agreement, with a large commercial bank, to effectively swap the one-month LIBOR interest rate for a fixed interest rate equal to 2.9% plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its EBITDA, through December 31, 2009. The interest rate swap is designated as a cash flow hedge and any unrealized gains or losses related to changes in the fair market value of the hedge will be recorded in other comprehensive income until realized. The interest rate swap has a notional value of $75.4 million, the principal amount outstanding on our 2007 Notes on December 31, 2008, the effective date. Subsequent notional amounts will equal the outstanding principal at the end of each month. The fair market value of the interest rate swap at December 31, 2008 was a liability of $1.5 million and is expected to be realized in earnings in the next twelve months.

Theoretical Swap Derivative

The Company bifurcated the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock (“Series A-1 Preferred Stock”) issued in conjunction with the Princeton eCom acquisition on July 3, 2006 in accordance with SFAS No. 133. The Company determined that the embedded derivative is defined as the right to receive a fixed rate of return on the accrued, but unpaid dividends and the variable negotiated rate, which creates a theoretical swap between the fixed rate of return on the accrued, but unpaid dividends and the variable rate actually accrued on the unpaid dividends. This embedded derivative is marked to market at the end of each reporting period through earnings and an adjustment to other assets in accordance with SFAS No. 133. There is no active market quote available for the fair value of the embedded derivative. Thus, management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding. The fair value of the theoretical swap derivative was $4.6 million at December 31, 2008 and $1.0 million at December 31, 2007 and included in other assets on the consolidated balance sheet. The Company recorded a reduction to other expense on the consolidated statements of operations of approximately $3.6 million for the year ended December 31, 2008 and an increase to other expense of $1.1 million for the year ended December 31, 2007 that reflected the change in fair value of the theoretical swap derivative in each period, respectively.

Series A-1 Preferred Stock

The Company’s Series A-1 Preferred Stock is carried at its fair value at inception adjusted for accretion of unpaid dividends and interest accruing thereon, the 115% redemption price, the original fair value of the bifurcated embedded derivative, and the amortized portion of its original issuance costs, which approximates its redemption value. At December 31, 2008 its carrying value was $91.4 million. See Note 12, Redeemable Convertible Preferred Stock, for a detailed explanation of the Series A-1 Preferred Stock.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On the six month anniversary date, which occurred during the first quarter of 2008, certain shareholders exercised their price protection rights. The Company acquired 189,917 common shares subject to the price protection for $2.1 million, including $0.1 million for the difference under the price protection. These shares are classified as treasury shares on the Company’s consolidated balance sheet. In addition, the Company issued 25,209 shares of the Company’s common stock to shareholders who owned 497,751 shares and exercised their price protection rights in the first quarter of 2008.

On the nine month anniversary date, which occurred during the second quarter of 2008, the remaining shareholders exercised their price protection rights. The Company issued an additional 238,396 shares of the Company’s common stock to shareholders who owned 1,528,985 shares and exercised their price protection rights in the second quarter of 2008. As of December 31, 2008, all obligations under the price protection have been fulfilled.

This purchase price protection represents a stand-alone derivative which was included as part of the consideration issued for the acquisition. Using a trinomial tree model, the Company determined that the value of this option was $2.8 million as of July 26, 2007, the date the share issuance price was established, and recorded this amount in other current liabilities on the consolidated balance sheet. The liability was marked to market, each period, through the second quarter of 2008 until all rights were exercised and reflected changes in the value of the option that were driven by share price, share price volatility and time to maturity. Interest expense of $1.7 million was recorded during 2008, before all rights had been exercised, related to the mark to market adjustment of the derivative. Since all rights had been exercised during the first half of 2008, the value of the option liability at December 31, 2008 is zero. The value of the remaining portion of the option, using the same trinomial tree model, was determined to have been $2.4 million at December 31, 2007.

11.	SENIOR SECURED NOTES

On February 21, 2007, the Company entered into an agreement with Bank of America to refinance its then existing debt with $85.0 million in senior secured notes (“2007 Notes”). The agreement also provides a $15 million revolver (“Revolver”) under which the Company can secure up to $5 million in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $1.6 million as a result of letters of credit the bank has issued. The Company had made principal payments of $9.6 million on the 2007 Notes during the year ended December 31, 2008, reducing the outstanding principal from $85.0 million to $75.4 million. The Company will make principal payments each quarter until the 2007 Notes are due in 2012 as noted in the table below.

The interest rate on both the Revolver and the 2007 Notes is the one-month London Interbank Offered Rate (“LIBOR”) plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the 2007 Notes), and it is payable monthly. At year end of 2008, the margin was 250 basis points and the average interest rate on the 2007 Notes for the year was 5.55%. The 2007 Notes and the Revolver are secured by the assets of the Company.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of long-term debt for each of the next five years are as follows (in thousands):

Maturing
Year	Amounts

2009	$15,937
2010	$17,000
2011	$32,938
2012	$9,562
2013	$0

12.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A-1 Redeemable Convertible Preferred Stock

Pursuant to the restated certificate of incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 3,000,000 shares of preferred stock in one or more series. Of these 3,000,000 shares of preferred stock, 75,000 shares have been designated Series A-1. Subject to certain exceptions related to the amendment of the restated certificate of incorporation, the issuance of additional securities or debt or the payment of dividends, the Series A-1 Preferred votes as a single class and on an as converted basis with the common stock.

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

The Series A-1 Preferred Stock has a redemption value of 115% of the face value of the stock, on or after seven years from the date of issuance, or July 3, 2013. EITF Topic D-98, Classification and Measurement of Redeemable Securities, requires the Company to account for the securities by accreting to its expected redemption value over the period from the date of issuance to the first expected redemption date. The Company recognized $1.6 million, $1.5 million and $0.8 million, respectively, for the years ended December 31, 2008, 2007 and 2006, to adjust for the redemption value at maturity.

The Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. This 8% per annum increase is convertible into shares of common stock, subject to the conversion limit noted above; however the Corporation has the right to pay the 8% per annum increase in cash in lieu of conversion into common stock. For the years ended December 31, 2008, 2007 and 2006, $6.0 million, $6.0 million and $3.0 million of preferred stock accretion was recognized in the consolidated statements of operations, for the 8% per annum cumulative dividends. The right to receive the accrued, but unpaid dividends is based on a variable interest rate, and as such the difference between the fixed and variable rate of returns is a theoretical swap derivative. The Company bifurcates this feature and accretes it to the Series A-1 Preferred Stock over the life of the security. For the years ended December 31, 2008, 2007 and 2006, $0.6 million, $0.1 million and $0.2 million, respectively, of preferred stock accretion expense was recognized for the theoretical swap derivative in the consolidated statement of operations.

Shares of Series A-1 Preferred Stock are subject to put and call rights following the seventh anniversary of their issuance for an amount equal to 115% of the original issuance price plus the 8% per annum increase

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the interest factor thereon. The Corporation can require the conversion of the Series A-1 Preferred Stock prior to the seventh anniversary if the 30 day weighted closing price per share of the Corporation’s common stock is at least 165% of the initial conversion price.

Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is accreted, over a seven year period or through July 2013, back to the redemption value of the Series A-1 Preferred Stock and generated an additional $0.7 million of preferred stock accretion, in the consolidated statements of operations, for each of the years ended December 31, 2008 and 2007 and $0.4 million for the year ended December 31, 2006.

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

The following table sets forth the computation of basic and diluted net income (loss) available to common stockholders per share (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006

Net (loss) income available to stockholders	$(6,954)	$2,644	$(3,988)
Weighted average shares outstanding used in calculation of net income (loss) per share:
Basic	29,111	27,153	25,546
Dilutive options	—	1,997	—

Diluted	29,111	29,150	25,546

Net (loss) income available to common stockholders per share:
Basic	$(0.24)	$0.10	$(0.16)
Diluted	$(0.24)	$0.09	$(0.16)

Due to their anti-dilutive effects, outstanding shares from the conversion of the Convertible Preferred Stock, stock options and restricted stock units to purchase 7,402,367, 6,690,160 and 3,921,330 shares of common stock at December 31, 2008, 2007 and 2006, respectively, were excluded from the computation of diluted net income available to common stockholders per share.

14.	EMPLOYEE BENEFIT PLANS

Employee Savings and Retirement Plan

The Company has a 401(k) plan that allows eligible employees to contribute up to but not exceed limits set by law. The Company has total discretion about whether to make an employer contribution to the plan and the amount of the employer contribution. In fiscal 2008, the Company matched employee contributions to the 401(k) plan at a rate of fifty percent on the first six percent of the employee’s contributions to the plan, up to an annual limitation of $2,000 per employee. Expense related to the 401(k) employee contribution match were $0.7 million, $0.5 million and $0.3 million, respectively, for the years ended December 31, 2008, 2007 and 2006. The Company incurred no administrative expenses for its 401(k) plan for the year ended December 31, 2008, but incurred expenses of $18,594 and $13,135 during the years ended December 31, 2007 and 2006, respectively. This is due to the Company changing administrators during the fourth quarter of 2007.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees to purchase shares of common stock at 95% of the fair market value on the last day of each three-month offering period. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. The employee stock purchase plan authorizes up to 400,000 shares to be granted. During the years ended December 31, 2008, 2007 and 2006, 24,174, 17,770 and 17,286 shares were issued under the plan at an average price of $8.14, $11.17 and $10.77 per share, respectively. At December 31, 2008, 138,844 shares were reserved for future issuance.

15.	EQUITY COMPENSATION PLANS

At December 31, 2008, the Company had three stock-based employee compensation plans, which are described more fully below. The Company used the modified-prospective transition method of SFAS No. 123(R), Share-Based Payment, to recognize compensation costs which include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The compensation expense for stock-based compensation was $4.7 million, $3.2 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

A portion of the stock based compensation cost has been capitalized as part of software development costs in accordance with Statements of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed . For the years ended December 31, 2008, 2007 and 2006 approximately $177,000, $98,000 and $185,000, respectively, was capitalized as part of software development costs.

At the beginning of each year, the Management Development and Compensation (“MD&C”) Committee of the Board of Directors approves a bonus plan for the Company’s management. These plans grant a combination of cash and restricted stock units that vest based upon the attainment of approved corporate goals. On May 20, 2008 and December 10, 2008, the Company modified its 2008 Bonus Plans. At these times, the MD&C Committee approved the modifications to the 2008 bonus plans. In modifying the 2008 bonus plan, the Company will recognize $0.1 million and $0.4 million, respectively, in total incremental compensation cost as a result of these modifications.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2005, the stockholders approved the 2005 Restricted Stock and Option Plan, which permits the granting of restricted stock units and awards, stock appreciation rights, incentive stock options and non-statutory stock options to employees, directors and consultants. In May of 2008, the stockholders approved the 2005 Amended and Restated Restricted Stock and Option Plan (“2005 Plan”), which increased the number of authorized shares under the 2005 Plan from 1,700,000 to 3,500,000. The vesting period of the options and restricted stock is determined by the Board of Directors and is generally one to three years. Outstanding options expire no later than ten years from the date the award is granted. The amended 2005 Plan was filed by the Company on Form 8-K with the Securities and Exchange Commission on April 22, 2008.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Year Ended December 31,
	2008	2007	2006

Dividend yield	—	—	—
Expected volatility	51%	56%	65%
Risk-free interest rate	3.37%	4.62%	4.57%
Expected life in years	5.8	5.3	5.2

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity under the 1989, 1999 and 2005 Plans as of December 31, 2008, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2008	3,016	$5.39
Granted	395	$10.40
Exercised	(290)	$2.85
Forfeited or expired	(169)	$8.43

Outstanding at December 31, 2008	2,952	$6.14	3.73	$2,956

Vested or expected to vest at December 31, 2008	2,928	$6.12	3.74	$2,939
Exercisable at December 31, 2008	2,102	$5.59	3.28	$2,348

The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $5.30, $5.44 and $6.60 per share, respectively. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the grant price. The intrinsic value of options exercised in the years ended December 31, 2008, 2007 and 2006 was $1.7 million, $4.8 million and $3.3 million, respectively.

As of December 31, 2008, there was $1.9 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. That cost is expected to be recognized over a weighted average period of 1.6 years.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006 was $0.8 million, $3.8 million and $3.3 million, respectively. There was no tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements since the Company currently recognizes a full valuation allowance against that benefit.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock units as of December 31, 2008, and changes for the year then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Non-vested at January 1, 2008	496	$10.39
Granted	814	9.74
Vested	(319)	6.63
Forfeited	(205)	11.08

Non-vested at December 31, 2008	786	11.06

The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of December 31, 2008, there was $2.4 million of total unrecognized compensation

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost related to non-vested restricted stock units granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 1.7 years.

During the fourth quarter of 2008, certain Company management elected to receive approximately 160,000 shares of restricted stock units that vested ratably each month of the fourth quarter of 2008, in lieu of cash compensation of approximately $0.6 million. In addition, certain members of the Company’s Board of Directors elected to receive approximately 23,500 shares of restricted stock units that vested ratably in each month of the fourth quarter of 2008, in lieu of cash compensation of approximately $0.1 million.

16.	FAIR VALUE MEASUREMENTS

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except for those that are disclosed in the consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company is currently assessing the impact, if any; adoption of the statement for nonfinancial assets and liabilities will have on its consolidated financial statements.

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

The table below shows how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at December 31, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Financial assets (in thousands):
Merrill Lynch Institutional Fund	$11,030	$—	$—	$11,030
Investment in Strategic Cash Fund(1)	—	—	2,009	2,009
Theoretical swap derivative(2)	—	—	4,562	4,562

	$11,030	$—	$6,571	$17,601
Financial liabilities (in thousands):
Interest Rate Swap(3)	—	(1,454)	—	(1,454)

	$—	$(1,454)	$—	$(1,454)

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes the Company’s short and long-term investment in the Columbia Strategic Cash Fund (“the Fund”) that was converted to a net asset value basis in December 2007 primarily due to liquidity issues. The $1.0 million classified as long-term is primarily the fair market value for the Fund’s investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities. The multiple investments included in the Fund are no longer trading and therefore the prices are not observable in the marketplace. As such, fair value of the Fund is assessed through review of current investment ratings, as available, and evaluation of the liquidation value of assets held by each investment and their subsequent cash redemptions. This assessment from multiple indicators of fair value is then discounted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Fund.

(2)	Represents the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock issued in conjunction with the Princeton eCom acquisition on July 3, 2006. Management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.

(3)	On October 17, 2008, the Company entered into an interest rate swap agreement, with a large commercial bank, to effectively swap the one-month LIBOR interest rate for a fixed interest rate equal to 2.9%. The fair market value of the interest rate swap is measured using the discounted present value of the forecasted one month LIBOR, an observable market input.

The following table is a summary of the Company’s financial assets that use Level 3 inputs to measure fair value (in thousands):

	Strategic Cash	Theoretical
	Fund Investment	Swap Derivative

Balance as of January 1, 2008	$9,135	$988
Realized and unrealized (loss) gain(1)	(555)	3,574
Redemptions(2)	(6,571)	—

Balance as of December 31, 2008	$2,009	$4,562

(1)	The realized and unrealized losses and gains are included as other (expense) income in the consolidated statements of operations for the nine months ended December 31, 2008.

(2)	Redemptions are payments received by the Company for partial liquidation of the Columbia Strategic Cash Fund.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	SUMMARIZED QUARTERLY DATA (UNAUDITED)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years 2008 and 2007 is as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Total revenues	$39,196	$37,153	$38,133	$37,160
Gross profit	$19,421	$17,699	$18,554	$18,615
Net (loss) income	$(1,405)	$(974)	$766	$3,532
Net (loss) income available to common stockholders	$(3,582)	$(3,173)	$(1,471)	$1,272
Net (loss) income available to common stockholders per share:
Basic	$(0.12)	$(0.11)	$(0.05)	$0.04
Diluted	$(0.12)	$(0.11)	$(0.05)	$0.04

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Total revenues	$30,849	$31,941	$34,244	$38,098
Gross profit	$15,764	$17,264	$18,022	$19,999
Net (loss) income	$(7,419)	$970	$3,090	$14,305
Net (loss) income available to common stockholders	$(9,454)	$(1,158)	$1,123	$12,133
Net (loss) income available to common stockholders per share:
Basic	$(0.36)	$(0.04)	$0.04	$0.42
Diluted	$(0.36)	$(0.04)	$0.04	$0.40

During the fourth quarter of 2007, the Company recognized a $13.7 million tax benefit related to its release of valuation allowance.

During the fourth quarter of 2008, the Company recognized a $0.2 million tax benefit related to its release of valuation allowance. Additionally the Company recorded $2.9 million reduction to other expense in the fourth quarter of 2008 related to the fair value adjustment of its theoretical swap derivative.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a)	Effectiveness of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Online Resources’ Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008 in timely alerting them of material information relating to Online Resources that is required to be disclosed by Online Resources in the reports it files or submits under the Securities Exchange Act of 1934.

(b)	Changes in Internal Control over Financial Reporting

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

During the quarter ended December 31, 2008 Management remediated the two material weaknesses identified as part of its 2007 evaluation of internal controls. In the quarter ended December 31, 2008, we had sufficient evidence to conclude that we completed remediation of both material weaknesses.

Ineffective Monitoring Activities.  We completed the design and implementation of additional controls surrounding our account analysis and the electronic spreadsheets we use to support financial reporting. As part of this process, we implemented additional access and monitoring procedures to ensure that our electronic spreadsheets are functioning as designed, and we validated the operational effectiveness of these controls through testing. We hired additional accounting and internal audit staff, including a new Chief Accounting Officer, to implement these additional monitoring controls. Additionally, we implemented education and training to provide detailed guidance as to newly established policies, monitoring controls, and checklists. Senior management heightened staff awareness to the importance of monitoring controls and documentation.

Lack of Effective Tax Accounting Expertise and Oversight.  We hired a new Chief Accounting Officer and an additional accounting employee who possess the necessary tax accounting knowledge and experience to effectively review information from its third-party tax accounting service provider. We completed the design and implementation of monitoring controls to ensure the completeness and accuracy of our income tax reporting and validated the operational effectiveness of these controls through testing. Additionally, our staff responsible for the tax reporting oversight attended external training on tax reporting topics.

While we have concluded that our internal controls over financial reporting are effective, we will continue to make improvements to our internal controls. Certain controls we established to remediate our material weaknesses are manual and we consider them to be effective but temporary. We intend to replace these controls with more efficient controls, particularly for controls surrounding our electronic spreadsheets and develop new higher level controls.

(c) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Online Resources Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officer, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 based upon those criteria.

KPMG LLP, our independent registered public accounting firm, that audited the 2008 financial statements included in this annual report has issued an audit report on our internal control over financial reporting as of December 31, 2008 in which they expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Company

The information required by this item is incorporated by reference to the sections and subsections entitled “Management”, “Executive Compensation”, “Code of Ethics”, “Audit Committee”, “Audit Committee Financial Experts” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the section entitled “Executive Compensation and Transactions” contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in Part II, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

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

(3) List of Exhibits.

2.2	Agreement and Plan of Merger dated July 26, 2007 among the Company, its acquisition subsidiary and Internet Transaction Solutions, Inc. (filed as Ex. 99-1 to our Form 8-K filed on August 1, 2007)
3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
3.2	Form of Amended and Restated Bylaws of the Company
3.4	Certificate of Designation of shares of Series A-1 Convertible Preferred Stock (filed as Exhibit 3.1 to our Form 8-K filed on July 3, 2006)
3.5	Certificate of Correction to Certificate of Designation for the shares of Series A-1 Convertible Preferred Stock (filed as Ex. 3.2 to our Form 8-K filed on September 14, 2006)
4.1	Specimen of Common stock Certificate of the Company (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.5	Investor Rights Agreement dated July 3, 2006, by and among the Company and the holders of its shares of Series A-1 Convertible Preferred Stock (filed as Ex. 4.3 to our Form S-3/A filed on November 14, 2006
10.2	Online Resources & Communications Corporation 1989 Stock Option Plan (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.3	1999 Stock Option Plan (incorporated by reference from our registration statement on Form S-1; Registration No. 333-40674)
10.4	Employee Stock Purchase Plan (incorporated by reference from our registration statement on Form S-8; Registration No. 333-40674)
10.5	Lease Agreement to premises at 4795 Meadow Wood Lane, Chantilly, Virginia (filed as an exhibit to our form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004)
10.6	Amended and Restated 2005 Restricted Stock and Option Plan (filed as Exhibit 10.9 to our Form 10-Q for the quarter ended June 30, 2008 on August 11, 2008.)
10.7	Equity Purchase Agreement by and among the Company and the purchasers of its Series A-1 Convertible Preferred Stock (filed as Ex. 10.1 to our Form 8-K filed on July 3, 2006)
10.8	Credit Agreement with Bank of America dated February 21, 2007 and filed as Exhibit 99.1 to the Company’s Form 8-K on February 26, 2007
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32 .	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Schedule II — Valuation and Qualifying Accounts:
(in thousands)

	Balance at
	Beginning of					Balance at End
Classification	Period	Additions		Deductions		of Period

Allowance for doubtful accounts:
Year ended December 31, 2006	$154	$42		$48	(1)	$148
Year ended December 31, 2007	$148	$—		$64	(1)	$84
Year ended December 31, 2008	$84	$56		$56	(1)	$84
Allowance for deferred tax asset:
Year ended December 31, 2006	$16,443	$56,889	(2)	$5,111		$68,221
Year ended December 31, 2007	$68,221	$—		$62,338	(3)	$5,883
Year ended December 31, 2008	$5,883	$255	(4)	$4,412	(5)	$1,726

Notes:

(1)	Uncollectable accounts written off.

(2)	2006 allowance for deferred tax asset balances have been revised to reflect the Company’s acquisition of Princeton eCom Corporation (“Princeton”) and other items (which had no impact on the net deferred tax asset).

(3)	Reversal of $31.1 million due to electing to waive Princeton net operating losses that were determined not to be recoverable, release of $15.7 million of valuation allowance through goodwill related to valuation allowances established as a result of acquisitions, the release of $13.7 million through the income statement and a $1.9 million balance sheet reclassification.

(4)	The Company added a $0.3 million valuation allowance against certain deferred tax assets arising from capital losses that are not more likely than not realizable.

(5)	Includes release of approximately $1.9 million of valuation allowance related to New Jersey net operating losses that were determined to be recoverable and New Jersey net operating losses sold. Approximately $0.2 million of the valuation amount released resulted in an income tax benefit.

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

Signature	Title	Date

/s/ MATTHEW P. LAWLOR Matthew P. Lawlor	Chairman and Chief Executive Officer (Principal Executive Officer)	March 2, 2009

/s/ CATHERINE A. GRAHAM Catherine A. Graham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2009

/s/ DAVID G. MATHEWS, III David G.. Mathews, III	Vice President, Accounting (Principal Accounting Officer)	March 2, 2009

/s/ WILLIAM H. WASHECKA William H. Washecka	Director	March 2, 2009

/s/ JOSEPH J. SPALLUTO Joseph J. Spalluto	Director	March 2, 2009

/s/ STEPHEN S. COLE Stephen S. Cole	Director	March 2, 2009

/s/ ERVIN R. SHAMES Ervin R. Shames	Director	March 2, 2009

/s/ MICHAEL E. LEITNER Michael E. Leitner	Director	March 2, 2009

/s/ BARRY D. WESSLER Barry D. Wessler	Director	March 2, 2009

/s/ MICHAEL H. HEATH Michael H. Heath	Director	March 2, 2009

/s/ JANEY A. PLACE Janey A. Place	Director	March 2, 2009

/s/ JO ANN HEIDI ROIZEN Jo Ann Heidi Roizen	Director	March 2, 2009