Form 10-Q
period 2009-03-31
ONLINE RESOURCES CORP
filed 2009-05-08
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     As of May 1, 2009 there were 29,883,524 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,818	$22,969
Short-term investments	816	1,009
Accounts receivable (net of allowance of $100 and $84, respectively)	15,804	15,742
Deferred tax asset, current portion	7,097	8,782
Prepaid expenses and other current assets	4,343	4,013

Total current assets	54,878	52,515
Property and equipment, net	27,992	28,707
Deferred tax asset, less current portion	26,615	25,295
Goodwill	181,516	181,516
Intangible assets	25,586	27,668
Deferred implementation costs, less current portion, and other assets	7,543	7,976

Total assets	$324,130	$323,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,896	$1,198
Accrued expenses	5,112	3,618
Notes payable, senior secured debt, current portion	17,000	15,937
Interest payable	6	6
Deferred revenues, current portion and other current liabilities	7,143	7,513

Total current liabilities	31,157	28,272
Notes payable, senior secured debt, less current portion	55,250	59,500
Deferred revenues, less current portion and other long-term liabilities	5,897	6,377

Total liabilities	92,304	94,149
Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at March 31, 2009 and December 31, 2008 (redeemable on July 3, 2013 at $135,815)	93,663	91,415
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 30,242 issued and 29,881 outstanding at March 31, 2009 and 29,808 and 29,526 outstanding at December 31, 2008	3	3
Additional paid-in capital	209,844	208,079
Accumulated deficit	(68,316)	(66,698)
Treasury stock, 361 shares at March 31, 2009 and 282 shares at December 31, 2008	(2,646)	(2,360)
Accumulated other comprehensive loss	(722)	(911)

Total stockholders’ equity	138,163	138,113

Total liabilities and stockholders’ equity	$324,130	$323,677

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Revenues:
Account presentation services	$1,839	$2,372
Payment services	31,129	31,878
Relationship management services	2,040	1,970
Professional services and other	4,232	2,976

Total revenues	39,240	39,196
Costs and expenses:
Service costs	18,527	18,511
Implementation and other costs	1,137	1,264

Costs of revenues	19,664	19,775

Gross profit	19,576	19,421
General and administrative	9,721	9,943
Sales and marketing	5,606	6,233
Systems and development	2,253	2,813

Total expenses	17,580	18,989

Income from operations	1,996	432
Other (expense) income:
Interest income	46	212
Interest expense	(1,081)	(2,319)
Other income (expense)	13	(111)

Total other expense	(1,022)	(2,218)

Income (loss) before income tax provision (benefit)	974	(1,786)
Income tax provision (benefit)	343	(381)

Net income (loss)	631	(1,405)
Preferred stock accretion	2,249	2,177

Net loss available to common stockholders	$(1,618)	$(3,582)

Net loss available to common stockholders per share:
Basic	$(0.05)	$(0.12)
Diluted	$(0.05)	$(0.12)
Shares used in calculation of net loss available to common stockholders per share:
Basic	29,734	28,827
Diluted	29,734	28,827
See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March
	31,
	2009	2008
	(Unaudited)
Operating activities

Net income (loss)	$631	$(1,405)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred tax benefit	367	247
Depreciation and amortization	5,126	5,501
Equity compensation expense	1,234	1,416
Amortization of debt issuance costs	87	95
Loss on disposal of assets	4	32
Provision for losses on accounts receivable	16	11
(Gain) loss on investments	(13)	111
Change in fair value of stock price protection	—	1,387
Change in fair value of theoretical swap derivative	(58)	(682)
Loss on cash flow hedge derivative security	—	86
Changes in operating assets and liabilities, net of acquisitions:
Consumer deposit receivable	—	8,279
Consumer deposit payable	—	(10,555)
Changes in certain other assets and liabilities	1,124	(5,090)

Net cash provided by (used in) operating activities	8,518	(567)
Investing activities
Purchases of property and equipment	(2,275)	(4,703)
Sales of short-term investments	576	3,075

Net cash used in investing activities	(1,699)	(1,628)
Financing activities
Net proceeds from issuance of common stock	226	300
Repurchase of shares issued related to ITS acquisition	—	(2,117)
Payments for ITS price protection	—	(112)
Repayment of 2007 Notes	(3,188)	—
Repayment of capital lease obligations	(8)	(9)

Net cash used in financing activities	(2,970)	(1,938)

Net increase (decrease) in cash and cash equivalents	3,849	(4,133)
Cash and cash equivalents at beginning of year	22,969	13,227

Cash and cash equivalents at end of period	$26,818	$9,094

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
     Online Resources Corporation (the “Company”) provides outsourced, web- and phone-based financial technology services to financial institution, biller, card issuer and creditor clients and their millions of consumer end-users. End-users may access and view their accounts online and perform various self-service functions. They may also make electronic bill payments and funds transfers, utilizing the Company’s unique, real-time debit architecture, ACH and other payment methods. The Company’s value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive online channel for its clients. Further, the Company provides professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. The Company currently operates in two business segments - Banking and eCommerce.
INTERIM FINANCIAL INFORMATION
     The accompanying condensed consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In the opinion of management, the condensed consolidated unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2008, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on March 3, 2009. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.
NEW ACCOUNTING STANDARDS
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) will significantly change the way the Company accounts for business combinations. The more significant changes under SFAS No. 141(R) included the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. The standard also requires more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date and contingent liabilities assumed to be measured at fair value in each subsequent reporting period. In addition, under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will affect the income tax provision. This pronouncement is effective for annual reporting periods beginning after December 15, 2008. The Company adopted this standard on January 1, 2009 and adoption did not have an immediate impact on the Company.
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, (“SFAS No. 160”), which amends Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards that require 1) non-controlling interests held by non-parent parties to be clearly identified and presented in the consolidated statement of financial position within equity, separate from the parent’s equity and 2) the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly presented on the face of the consolidated statement of income. SFAS No. 160 also requires consistent reporting of any changes to the parent’s ownership while retaining a controlling financial interest, as well as specific guidelines over how to treat the deconsolidation of controlling interests and any applicable gains or losses. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted this standard on January 1, 2009 and the standard currently does not affect the Company’s consolidated financial statements.

     On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the standard specifies that the fair value should be the exit price, or price received to sell the asset or liability as opposed to the entry price, or price paid to acquire an asset or assume a liability. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except for those that are disclosed in the condensed consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company adopted a portion of this standard on January 1, 2008 and the remainder on January 1, 2009 and the impact was not material to the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about an entity’s derivative and hedging activities. Constituents have expressed concerns that the existing disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows, and accordingly this new standard improves the transparency of financial reporting. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This standard encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted this standard on January 1, 2009.
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. FSP No. 142-3 is effective beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The company adopted this standard on January 1, 2009 and the impact was not material to the Company’s consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ( GAAP ), which is a hierarchy of authoritative accounting guidance. The current GAAP hierarchy is included in the American Institute of Certified Public Accountants Statement of Auditing Standards No. 69, The Meaning of Present Fairly in Confirmation with Generally Accepted Accounting Principles. The new statement is explicitly and directly applicable to preparers of financial statements as opposed to being directed to auditors and will not result in a change in current practice. The new statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time.
     In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60, which requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event); when there is evidence that credit deterioration has occurred in an insured financial obligation. The standard currently does not affect the Company’s consolidated financial statements.
     In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP No. 157-3). FSP No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP No. 157-3 and determined that the impact was not material on estimated fair values as of March 31, 2009.
2. SENIOR SECURED NOTES
     The Company has an agreement with Bank of America which finances its senior secured notes (“2007 Notes”). The agreement also provides a $15 million revolver (“Revolver”) under which the Company can secure up to $5 million in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $1.6 million as a result of letters of credit the bank has issued. The Company has made principal payments of $3.2 million on the 2007 Notes in the three months ended March 31, 2009, reducing the outstanding principal from $75.4 million to $72.2 million. The Company will make principal payments each quarter until the 2007 Notes are due in 2012 as noted in the table below.

     The interest rate on both the Revolver and the 2007 Notes is the one-month London Interbank Offered Rate (“LIBOR”) plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the 2007 Notes), and it is payable monthly. During the first three months of 2009, the margin was 250 basis points and the average interest rate was 2.95%. The 2007 Notes and the Revolver are secured by the assets of the Company.
     Maturities of long-term debt for each of the next 3.75 years are as follows (in thousands):

Maturing
Year	Amounts
2009 (April 1, 2009-December 31, 2009)	$12,750
2010	$17,000
2011	$32,938
2012	$9,562
3. FINANCIAL INSTRUMENTS
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Cash Flow Hedging Strategy
     On March 30, 2007, the Company entered into an interest rate cap agreement (“2007 Hedge”) that protected the cash flows on designated one-month LIBOR-based interest payments beginning on April 3, 2007 through July 31, 2009. The counter party for the 2007 Hedge became insolvent during the third quarter of 2008. As such, the Company declared the 2007 Hedge to have no fair value and the hedge was terminated.
     On October 17, 2008, the Company entered into an interest rate swap agreement, with a large commercial bank, to effectively swap the one-month LIBOR interest rate for a fixed interest rate equal to 2.9% plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its EBITDA, through December 31, 2009. The interest rate swap is designated as a cash flow hedge and any unrealized gains or losses related to changes in the fair market value of the hedge will be recorded in other comprehensive income until realized. The interest rate swap had a notional value of $72.2 million and $75.4 million at March 31, 2009 and December 31, 2008, respectively, the principal amounts outstanding on the 2007 Notes for each period. Subsequent notional amounts are equal to the outstanding principal at the end of each month. The fair market value of the interest rate swap was a liability of $1.2 million at March 31, 2009 and a liability of $1.5 million at December 31, 2008. The fair value of the interest rate swap at March 31, 2009 is the amount expected to be realized in earnings in the next nine months.
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

     The following table presents the fair values of derivative instruments included within the condensed consolidated balance sheet at March 31, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments:

Theoretical swap (1)	Other assets	$4,620		—
Interest rate swap (1)		—	Other current liabilities	$1,153

Total derivative instruments:		$4,620		$1,153

(1)	See Note 11, Fair Value Measurements, for a description of how the derivatives shown above are valued in accordance with SFAS No. 157.
     The following table presents the amounts affecting the condensed consolidated statement of operations for the three months ended March 31, 2009 (in thousands):

Three months ended March 31, 2009
	Location of gain or (loss)	Amount of gain
Derivative Not Designated as	recognized in income on	recognized in income
Hedging Instrument in Statement 133	derivative	on derivative, pre-tax
Theoretical Swap (1)	Interest expense	$58

For the three months ended March 31, 2009
Location of gain
	Amount of loss recognized	(loss) reclassified	Amount of loss
Derivative in Statement 133 Cash	in OCI on derivative	from OCI into	reclassified from OCI
Flow Hedging Relationships	(effective portion), after tax	income	into income, pre-tax
Interest Rate Swap (2)	$269	Interest expense	$458

(1)	See Note 11, Fair Value Measurements, for additional information.

(2)	See Note 10, Components of Comprehensive Income (Loss) for additional information.
4. REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series A-1 Redeemable Convertible Preferred Stock
     Pursuant to the restated certificate of incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 3,000,000 shares of preferred stock in one or more series. Of these 3,000,000 shares of preferred stock, 75,000 shares have been designated Series A-1. The Series A-1 Preferred Stock has a redemption value of 115% of the face value of the stock, on or after seven years from the date of issuance, or July 3, 2013. The Company recognized $0.4 million for each of the three months ended March 31, 2009 and 2008, to adjust for the redemption value at maturity.
     Additionally, the Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. For each of the three months ended March 31, 2009 and 2008, $1.5 million of preferred stock accretion was recognized in the condensed consolidated statements of operations, for the 8% per annum cumulative dividends. The right to receive the accrued, but unpaid dividends is based on a variable interest rate, and as such the difference between the fixed and variable rate of returns is a theoretical swap derivative. The Company bifurcates this feature and accretes it to the Series A-1 Preferred Stock over the life of the security. For the three months ended March 31, 2009 and 2008, respectively, $0.2 million and $0.1 million of preferred stock accretion expense was recognized for the theoretical swap derivative in the condensed consolidated statement of operations.
     Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is being accreted back to the redemption value of the Series A-1 Preferred Stock through July 2013, and generated an additional $0.2 million of preferred stock accretion for each of the three months ended March 31, 2009 and 2008 in the condensed consolidated statements of operations.
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
     The Company changed the way it determines operating results of the business segments during the third quarter of 2008. Intangible asset amortization that previously had been unallocated is now allocated to the respective Banking or eCommerce segments. For the three months ended March 31, 2008, $2.6 million of intangible asset amortization was reclassified from unallocated to the Banking and eCommerce segments. In addition, the Company allocated $1.9 million of system operations and other processing costs, included in costs of revenues, from the eCommerce segment to the Banking segment in the three months ended March 31, 2008, to reflect the change in the utilization of these resources.
     The results of operations from these reportable segments were as follows for the three months ended March 31, 2009 and 2008 (in thousands):

	Banking	eCommerce	Corporate(1)	Total
Three months ended March 31, 2009:
Revenues	$22,882	$16,358	$—	$39,240
Costs of revenues	10,992	8,672	—	19,664

Gross profit	11,890	7,686	—	19,576
Operating expenses	6,463	5,288	5,829	17,580

Income (loss) from operations	$5,427	$2,398	$(5,829)	$1,996

Three months ended March 31, 2008:

Revenues	$24,186	$15,010	$—	$39,196
Costs of revenues	11,798	7,977	—	19,775

Gross profit	12,388	7,033	—	19,421
Operating expenses	7,137	6,007	5,845	18,989

Income (loss) from operations	$5,251	$1,026	$(5,845)	$432

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

6. INVESTMENTS
     Approximately $0.8 million of the Company’s investment (“investment”) in the Columbia Strategic Cash Portfolio (the “Fund”) at March 31, 2009 is expected to liquidate over the next twelve months. This portion of the investment is classified in short-term investments at fair value on the condensed consolidated balance sheet. The remainder of the investment, or $0.6 million, is expected to liquidate beyond twelve months and as such this portion of the Fund is classified in other assets on the condensed consolidated balance sheet.
     The value of the investment was $1.4 million and $2.0 million at March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009, the Company received $0.6 million in liquidation payments from the Fund administrator and realized a gain of less than $0.1 million for the three months ended March 31, 2009. The Company recognized a loss of $0.1 million for the three months ended March 31, 2008 related to the investment in the Fund and liquidation, as other expense in the condensed consolidated statement of operations.
     The value of the Company’s investment in the Fund may fluctuate based on changes in market values of the securities held in the Fund. To the extent the Company determines there is an increase or decrease in fair value, the Company may recognize additional unrealized losses in future periods.
7. STOCK BASED COMPENSATION
     At March 31, 2009, the Company had three stock-based employee compensation plans, which are described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company used the modified-prospective transition method of SFAS No. 123(R), Share-Based Payment, to recognize compensation costs; which include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The compensation expense for stock-based compensation was $1.2 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively. A portion of the stock based compensation cost has been capitalized as part of software development costs in accordance with Statements of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed . For the three months ended March 31, 2009 and 2008, approximately $58,000 and $43,000, respectively, was capitalized as part of software development costs.
Stock Options
     The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended
	March 31,
	2009	2008
Dividend yield	—	—
Expected volatility	62%	51%
Risk-free interest rate	1.88%	3.41%
Expected life in years	5.8	5.6
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
     A summary of stock option activity under the 1989, 1999 and 2005 Plans as of March 31, 2009, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2009	2,952	$6.14
Granted	697	$3.44
Exercised	(123)	$3.02
Forfeited or expired	(19)	$10.09

Outstanding at March 31, 2009	3,507	$5.69	4.27	$2,519

Vested or expected to vest at March 31, 2009	3,459	$5.70	4.24	$2,485
Exercisable at March 31, 2009	2,299	$5.93	3.31	$1,734
     The weighted-average grant-date fair value of options granted was $1.95 and $5.83 per share during the three months ended March 31, 2009 and 2008, respectively. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the grant price. The intrinsic value of options exercised in the three months ended March 31, 2009 and 2008 was $0.1 million and $0.2 million, respectively.
     As of March 31, 2009, there was $2.7 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. This cost is expected to be recognized over a weighted average period of 2.1 years.
     Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2009 and 2008 was $0.4 million and $0.2 million, respectively, net of shares repurchased for tax withholding purposes. The tax benefits related to the deductions from option exercises of the share-based payment arrangements will be recognized when those deductions, currently being carried forward as net operating losses, reduce taxes payable.
Restricted Stock Units
     A summary of the Company’s non-vested restricted stock units as of the three months ended March 31, 2009, and changes for the period then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2009	786	$11.06
Granted	1,159	$3.44
Vested	(271)	$11.33
Forfeited	(174)	$11.92

Non-vested at March 31, 2009	1,500	$5.02

     The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of March 31, 2009, there was $5.4 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of 1.7 years.
8. INCOME TAXES
     The Company recorded income tax expense based on the estimated effective tax rate for the full year, adjusted for non-forecastable items recorded during the first quarter of 2009.
     The Company’s effective tax rate was 35.2% and 21.3% for the three months ended March 31, 2009 and 2008, respectively. The year over year change in the effective tax rate relates primarily to permanent differences and state taxes.
     The Company has determined that there have been no material changes in tax positions taken in the prior periods, tax positions taken in the current period, settlements with taxing authorities resulting from lapses in the statute of limitations and unrecognized tax benefits that if recognized would affect the effective tax rate and amount of interest and penalties recognized in the condensed consolidated statement of operations and the condensed consolidated balance sheets.
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
9. NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE
     The following table sets forth the computation of basic and diluted net loss available to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$631	$(1,405)
Preferred stock accretion	2,249	2,177

Net loss available to common shareholders	$(1,618)	$(3,582)

Weighted average shares outstanding used in calculation of net loss available to common stockholders per share:
Basic	29,734	28,827
Dilutive stock options	—	—

Diluted	29,734	28,827

Net loss available to common stockholders per share:
Basic	$(0.05)	$(0.12)
Diluted	$(0.05)	$(0.12)
     Approximately 9,393,723 and 7,758,745 shares of common stock equivalents for the three months ended March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.
10. COMPONENTS OF COMPREHENSIVE LOSS
     SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive income (loss) be separately classified in the financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet. The following table reconciles the Company’s net loss available to common stockholders and its total comprehensive net loss for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net loss available to common stockholders	$(1,618)	$(3,582)
Other comprehensive loss:
Realized gain on hedging activity	458	70
Net unrealized loss on hedging activity	(269)	(8)

Comprehensive net loss	$(1,429)	$(3,520)

11. FAIR VALUE MEASUREMENTS
     On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities and on January 1, 2009 for nonfinancial assets and liabilities. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the standard specifies that the fair value should be the exit price, or price received to sell the asset or liability as opposed to the entry price, or price paid to acquire an asset or assume a liability.
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
     The tables below show how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at March 31, 2009
	Quoted
	Prices in
	Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$19,069	$—	$—	$19,069
Investment in Strategic Cash Fund(1)	—	—	1,446	1,446
Theoretical swap derivative(2)	—	—	4,620	4,620

	$19,069	$—	$6,066	$25,135

Financial liabilities (in thousands):
Interest Rate Swap(3)	—	(1,153)	—	(1,153)

	$—	$(1,153)	$—	$(1,153)

	Fair Value Measurements at December 31, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$11,030	$—	$—	$11,030
Investment in Strategic Cash Fund(1)	—	—	2,009	2,009
Theoretical swap derivative(2)	—	—	4,562	4,562

	$11,030	$—	$6,571	$17,601

Financial liabilities (in thousands):
Interest Rate Swap(3)	—	(1,454)	—	(1,454)

	$—	$(1,454)	$—	$(1,454)

(1)	Includes the Company’s short and long-term investment in the Columbia Strategic Cash Fund (“the Fund”) that was converted to a net asset value basis in December 2007 primarily due to liquidity issues. The $0.6 million and $1.0 million at March 31, 2009 and December 31, 2008, respectively, that are classified as long-term are primarily the fair market value for the Fund’s investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities. The multiple investments included in the Fund are no longer trading and therefore the prices are not observable in the marketplace. As such, fair value of the Fund is assessed through review of current investment ratings, as available, and evaluation of the liquidation value of assets held by each investment and their subsequent cash redemptions. This assessment from multiple indicators of fair value is then discounted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Fund.

(2)	Represents the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock issued in conjunction with the Princeton eCom acquisition on July 3, 2006. Management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.

(3)	On October 17, 2008, the Company entered into an interest rate swap agreement, with a large commercial bank, to effectively swap the one-month LIBOR interest rate for a fixed interest rate equal to 2.9%. The fair market value of the interest rate swap is measured using the discounted present value of the forecasted one month LIBOR, an observable market input.
     The following tables are summaries of the Company’s financial assets that use Level 3 inputs to measure fair value (in thousands):

	Strategic Cash	Theoretical
	Fund Investment	Swap Derivative
Balance as of January 1, 2009	$2,009	$4,562
Realized and unrealized gain(1)	13	58
Redemptions(2)	(576)	—

Balance as of March 31, 2009	$1,446	$4,620

	Strategic Cash	Theoretical
	Fund Investment	Swap Derivative
Balance as of January 1, 2007	$9,135	$988
Realized and unrealized (loss)/gain(1)	(111)	681
Redemptions(2)	(3,074)	—

Balance as of March 31, 2008	$5,950	$1,669

(1)	The realized and unrealized gains are included as other (expense) income in the condensed consolidated statements of operations for the three months ended March 31, 2009 and March 31, 2008.

(2)	Redemptions are payments received by the Company for partial liquidation of the Columbia Strategic Cash Fund.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS
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
     These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2009. These risks include, among others, the following:
•	our history of prior losses and the lack of certainty of maintaining consistent profitability;

•	our dependence on the marketing assistance of third parties to market our services;

•	the possibility that we may not be able to expand to meet increased demand for our services and related products;

•	the potential adverse impact that client departures may have on our financial results;

•	our inability to attract and retain qualified management and technical personnel and our dependence on our executive officers and key employees;

•	potential security breaches or system failures disrupting our business and the liability associated with these disruptions;

•	the failure to properly develop, market or sell new products;

•	the potential impact of the consolidation of the banking and financial services industry;

•	the effect of adoption of government regulations on our business may be problematic;

•	our need to maintain satisfactory ratings from federal depository institution regulators;

•	exposure to increased compliance costs and risks associated with increasing and new regulation of corporate governance and disclosure standards;

•	the liquidation preference rights and redemption rights associated with our outstanding shares of preferred stock;

•	the voting rights of our preferred stock restricting our right to take certain actions;

•	the potential losses we may incur from the impairment of the goodwill we have obtained from our recent acquisitions;

•	our inability to obtain additional financing to grow our business;

•	the concentration of our clients in a small number of industries, including the financial services industry, and changes within those industries reducing demand for our products and services;

•	the failure to retain existing end-users or changes in their continued use of our services adversely affecting our operating results;

•	demand for low-cost or free online financial services and competition placing significant pressure on our pricing structure and revenues;

•	exposure to greater than anticipated tax liabilities;

•	our quarterly financial results being subject to fluctuations and having a material adverse effect on the price of our stock;

•	our limited ability to protect our proprietary technology and other rights;

•	the need to redesign our products, pay royalties or enter into license agreements with third parties as a result of our infringing the proprietary rights of third parties;

•	the potential obsolescence of our technology or the offering of new, more efficient means of conducting account presentation and payments services negatively impacting our business;

•	errors and bugs existing in our internally developed software and systems as well as third-party products;

•	the disruption of our business and the diversion of management’s attention resulting from breach of contract or product liability suits;

•	difficulties in integrating acquired businesses;

•	our having limited knowledge of, or experience with, the industries served and products provided by our acquired businesses;

•	the increase in the size of our operations and the risks described herein from acquisitions or otherwise;

•	the liabilities or obligations that were not or will not be adequately disclosed from acquisitions we have made and may make;

•	the claims that may arise from acquired companies giving us limited warranties and indemnities in connection with their businesses;

•	the effect on the trading price of our stock from the sale of the substantial number of shares of common and convertible preferred stock outstanding, including shares issued in connection with certain acquisitions and shares that may be issued upon exercise of grants under our equity compensation plans;

•	the significant amount of debt which will have to repay;

•	the adverse effect to the market price of our common stock from future offerings of debt and preferred stock which would be senior to our common stock upon liquidation; and

•	the acceleration of repayment of borrowed funds if a default under the terms of our credit agreement arises.

OVERVIEW
     We provide outsourced web- and phone- based financial technology services branded to financial institution, biller, card issuer and creditor clients and their millions of consumer end-users. End-users may access and view their accounts online and perform various self-service functions. They may also make electronic bill payments and funds transfers utilizing our unique, real-time debit architecture, ACH and other payment methods. Our value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive online channel for our clients. Further, we provide professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. We currently operate in two business segments — Banking and eCommerce.
     Registered end-users using account presentation, payment services or both, and the payment transactions executed by those end-users are the major drivers of our revenues. Since March 31, 2008, the number of account presentation services users decreased by 18%, and the number of payment services users increased 12%, for an overall 2% increase in users. The decline in account presentation services users is primarily due to the departure of a card account presentation services client in the second quarter of 2008.

			Increase/
	Period Ended March 31,		(Decrease)
	2009	2008	Change	%
Account presentation users (000s):
Banking segment	1,027	1,180	(153)	-13%
eCommerce segment	2,556	3,201	(645)	- 20%

Enterprise	3,583	4,381	(798)	- 18%
Payment services users (000s):
Banking segment	3,949	3,731	218	6%
eCommerce segment	6,548	5,604	944	17%

Enterprise	10,497	9,335	1,162	12%
Total users (000s):
Banking segment	4,739	4,709	30	1%
eCommerce segment	9,104	8,805	299	3%

Enterprise	13,843	13,514	329	2%
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

Intangible asset amortization costs that previously had been unallocated are now allocated to the respective Banking or eCommerce segments. For the three months ended March 31, 2008, $2.6 million of intangible asset amortization was reclassified from unallocated to Banking and eCommerce segments. In addition, we allocated $1.9 million of system operations and other processing costs, included in costs of revenues, from the eCommerce segment to the Banking segment in the three months ended March 31, 2008, to reflect the change in the utilization of these resources. (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
	Dollars	%	Dollars	%
Revenues:
Banking	$22,882	58%	$24,186	62%
eCommerce	16,358	42%	15,010	38%

Total	$39,240	100%	$39,196	100%

	Dollars	Margin	Dollars	Margin
Gross profit:
Banking	$11,890	52%	$12,388	51%
eCommerce	7,686	47%	7,033	47%

Total	$19,576	50%	$19,421	50%

	Dollars	%	Dollars	%
Operating expenses:
Banking	$6,463	37%	$7,137	37%
eCommerce	5,288	30%	6,007	32%
Corporate(1)	5,829	33%	5,845	31%

Total	$17,580	100%	$18,989	100%

	Dollars	Margin	Dollars	Margin
Income from operations:
Banking	$5,427	24%	$5,251	22%
eCommerce	2,398	15%	1,026	7%
Corporate(1)	(5,829)		(5,845)

Total	$1,996	5%	$432	1%

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008
Revenues
     We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues remained unchanged compared to the prior year quarter primarily due to the departure of two large clients in the first quarter of 2008.

	Three Months Ended
	March 31,		Change
	2009(1)	2008(1)	Difference(1)%
Revenues:

Account presentation services	$1,839	$2,372	$(533)	- 22%
Payment services	31,129	31,878	(749)	-2%
Relationship management services	2,040	1,970	70	4%
Professional services and other	4,232	2,976	1,256	42%

Total revenues	$39,240	$39,196	$44	0%

Payment metrics:
Banking payment transactions	39,042	41,808	(2,766)	- 7%
Biller payment transactions	14,740	12,044	2,696	22%

(1)	In thousands
     Account Presentation Services. Both the Banking and eCommerce segments contribute to account presentation services revenues, which decreased 22%, or $0.5 million, to $1.8 million. The decrease is due to the departure of a large card account presentation services client in April 2008.
     Payment Services. Both the Banking and eCommerce segments contribute to payment services revenues, which decreased to $31.1 million for the three months ended March 31, 2009 from $31.9 million in the prior year quarter. The decrease was related to significant declines in interest rates which reduced float interest revenue by approximately $1.6 million and to the departure of a large payment services client in April 2008. The decrease in float interest was offset slightly by increased revenue related to transaction fees.
     Relationship Management Services. Primarily composed of revenues from the Banking segment, relationship management services revenues increased by $0.1 million in the first quarter of 2009, or 4%. Revenues increased as a result of increases in marketing program revenue.
     Professional Services and Other. Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased $1.3 million, or 42%. Revenues from professional services and other fees primarily increased due to one-time professional services fees.

Costs and Expenses

	Three Months Ended
	March 31,		Change
	2009(1)	2008(1)	Difference(1)%
Revenues	$39,240	$39,196	$44	0%
Costs of revenues	19,664	19,775	(111)	-1%

Gross profit	19,576	19,421	155	1%
Gross margin	50%	50%
Operating expenses
General and administrative	9,721	9,943	(222)	-2%
Sales and marketing	5,606	6,233	(627)	-10%
Systems and development	2,253	2,813	(560)	-20%

Total operating expenses	17,580	18,989	(1,409)	-7%

Income from operations	1,996	432	1,564	362%
Other (expense) income
Interest income	46	212	(166)	- 78%
Interest and other expense	(1,068)	(2,430)	1,362	- 56%

Total other (expense) income	(1,022)	(2,218)	1,196	- 54%

Income (loss) before tax provision	974	(1,786)	2,760	155%
Income tax provision (benefit)	343	(381)	724	190%

Net income (loss)	631	(1,405)	2,036	145%
Preferred stock accretion	2,249	2,177	72	3%

Net loss available to common stockholders	$(1,618)	$(3,582)	$1,964	55%

Net loss available to common stockholders per share:
Basic	$(0.05)	$(0.12)	$0.07	58%
Diluted	$(0.05)	$(0.12)	$0.07	58%
Shares used in calculation of net loss available to common stockholders per share:
Basic	29,734	28,827	907	3%
Diluted	29,734	28,827	907	3%

Notes:

(1)	In thousands except for per share amounts.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues decreased by $0.1 million to $19.7 million for the three months ended March 31, 2009, from $19.8 million for the same period in 2008.
     Gross Profit. Gross profit increased $0.2 million for the three months ended March 31, 2009 and gross margin as a percentage of revenues remained unchanged at 50%. The gross profit increase is primarily due to professional service fees offset by the decline in float interest, which has no associated cost of revenue.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses decreased $0.2 million, or 2%, to $9.7 million for the three months ended March 31, 2009 due to reduced salary and benefit expenses related to cost containment initiatives offset by costs incurred related to the proxy contest initiated by hedge fund Tennenbaum Capital Partners.

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses decreased $0.6 million, or 10%, to $5.6 million for the three months ended March 31, 2009. The primary reason for the decrease is reduced amortization expense of $0.5 million related to our customer lists.
     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses decreased by $0.6 million, or 20%, to $2.3 million for the three months ended March 31, 2009. The decrease is primarily due to lower use of consultants, lower salary and benefit expenses, related to cost containment initiatives, and higher capitalized costs.
     Income from Operations. Income from operations increased $1.6 million, or 362%, to $2.0 million for the three months ended March 31, 2009. The increase is primarily due to lower salary and benefit expenses.
     Interest Income. Interest income decreased $0.2 million three months ended March 31, 2009 compared to the same period in the prior year due to lower average interest earning cash balances and lower average interest rates.
     Interest and Other Expense. Interest and other expense decreased by $1.4 million for the three months ended March 31, 2009 due primarily to an expense in the prior year period of $1.4 million and no expense in the current year period related to the mark-to-market valuation of the ITS price protection.
     Income Tax Provision (Benefit). We recognized tax expense for the three months ended March 31, 2009, as a result of $1.0 million of income before income taxes generated during the first quarter of 2009. Our effective tax rate for the period was 35.2%. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent items and state taxes.
     Preferred Stock Accretion. The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased slightly, or 3%, primarily due to compounding of dividends.
     Net Loss Available to Common Stockholders. Net loss available to common stockholders decreased $2.0 million to a net loss of $1.6 million for the three months ended March 31, 2009, compared to net loss of $3.6 million for the three months ended March 31, 2008. Basic and diluted net loss available to common stockholders per share was $0.05 for the three months ended March 31, 2009, compared to a net loss available to common stockholders of $0.12 for the three months ended March 31, 2008. Basic and diluted shares outstanding increased by 3% primarily as a result of shares issued in connection with the exercise of stock options, issuance of restricted stock units and our employees’ participation in the employee stock purchase plan.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $8.5 million for the three months ended March 31, 2009. This represented a $9.1 million increase in cash provided by operating activities compared to the same prior year period, which was primarily the result of an increase in net income (loss) of $2.0 million, elimination of a change in consumer deposit receivable and payable of $2.3 million and an increase in changes in certain other assets and liabilities of $6.2 million partially offset by a decrease in the change in the fair value of the stock price protection of $1.4 million.
     Net cash used by investing activities for the three months ended March 31, 2009 was $1.7 million, which was the result of capital expenditures of $2.3 million partially offset by $0.6 million in liquidation payments received from our investment in the Columbia Strategic Cash Portfolio Fund (the “Fund”).
     Net cash used by financing activities was $3.0 million for the three months ended March 31, 2009, which was primarily the result of a principal payment on our 2007 Notes of $3.2 million partially offset by $0.2 million in payments received from the issuance of common stock.
     We have incurred approximately $0.8 million in expenses related to a proxy contest initiated by hedge fund Tennenbaum Capital Partners (“Tennenbaum”), and we expect to incur additional proxy-related expenses in the second quarter.
     Approximately $0.8 million of our investment (“investment”) in the Fund is expected to liquidate over the next twelve months. This portion of the investment is classified in short-term investments at fair value on the condensed consolidated balance sheet. The remainder of the investment, or $0.6 million, is expected to liquidate beyond twelve months and as such this portion of the remaining balance in the Fund is classified in long-term other assets on the condensed consolidated balance sheet. The value of the investment was $1.4 million and $2.0 million at March 31, 2009 and December 31, 2008, respectively. We adjusted the investment in the Fund to its estimated fair value at March 31, 2009. In addition, we received $0.6 million in liquidation payments from the Fund administrator during the three months ended March 31, 2009.
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
     We are exposed to the impact of interest rate changes as they affect our outstanding senior secured notes, or 2007 Notes. The interest rate on our 2007 Notes varies based on LIBOR and, consequently, our interest expense could fluctuate with changes in the LIBOR rate through the maturity date of the senior secured note. On October 17, 2008, we entered into an interest rate swap agreement, swapping the one-month LIBOR interest rate for a fixed interest rate equal to 2.9% through December 31, 2009. This interest rate swap has a notional value equal to the outstanding principal of the 2007 Notes at the end of each month.
     We earn interest (float interest) in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. As such, the float interest earned is classified as payment services revenue in our condensed consolidated statements of operations. This float interest revenue is exposed to changes in the general level of U.S. interest rates as it relates to the balances of these clearing accounts. The float interest totaled $0.4 million and $2.0 million for the three months ended March 31, 2009 and 2008, respectively. If there was a change in interest rates of one percent as of March 31, 2009, revenues associated with float interest would have increased or decreased by approximately $0.5 million for the three months ended March 31, 2009.
     Approximately $0.8 million of our investment in the Columbia Strategic Cash Portfolio (the “Fund”) is expected to liquidate over the next twelve months and as such this portion of the Fund is classified in short-term investments at fair value on the condensed consolidated balance sheet. The remainder of the Fund, or $0.6 million, is expected to liquidate beyond twelve months and as such this portion of the Fund is classified in long-term other assets on the condensed consolidated balance sheet.
     The value of the investment was $1.4 million and $2.0 million at March 31, 2009 and December 31, 2008, respectively. We adjusted the Fund to its estimated fair value at March 31, 2009. In addition, we received $0.6 million in liquidation payments from the Fund administrator during the three months ended March 31, 2009. There may be further decreases in the value of the Fund based on changes in market values of the securities held in the Fund. To the extent we determine there is a further decline in fair value, we may recognize additional unrealized losses in future periods.
ITEM 4. CONTROLS AND PROCEDURES
     (a) As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that, as of March 31, 2009, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
     (b) The CEO and CFO have indicated that there have been no significant changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter (as required by Exchange Act Rules 13a-15(d) and 15d-15(d)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not a party to any pending material litigation nor are we aware of any pending or threatened litigation that would have a material adverse effect on us, our business or results of operation.
ITEM 1A. RISK FACTORS
     There have been no material changes to risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2009.
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

Date: May 8, 2009
	By:	/s/ Matthew P. Lawlor

Matthew P. Lawlor
Chairman and Chief Executive Officer
(Principal Executive Officer)

ONLINE RESOURCES CORPORATION

Date: May 8, 2009
	By:	/s/ Catherine A. Graham

Catherine A. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)