Form 10-Q
period 2009-06-30
ONLINE RESOURCES CORP
filed 2009-08-06
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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
     As of August 1, 2009 there were 30,040,904 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,715	$22,969
Short-term investments	969	1,009
Accounts receivable (net of allowance of $100 and $84, respectively)	15,103	15,742
Deferred tax asset, current portion	4,337	8,782
Prepaid expenses and other current assets	4,404	4,013

Total current assets	53,528	52,515
Property and equipment, net	27,008	28,707
Deferred tax asset, less current portion	28,721	25,295
Goodwill	181,516	181,516
Intangible assets	23,504	27,668
Deferred implementation costs, less current portion, and other assets	6,374	7,976

Total assets	$320,651	$323,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,074	$1,198
Accrued expenses	5,064	3,618
Notes payable, senior secured debt, current portion	17,000	15,937
Interest payable	6	6
Deferred revenues, current portion and other current liabilities	6,965	7,513

Total current liabilities	30,109	28,272
Notes payable, senior secured debt, less current portion	51,000	59,500
Deferred revenues, less current portion and other long-term liabilities	5,810	6,377

Total liabilities	86,919	94,149
Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at June 30, 2009 and December 31, 2008 (redeemable on July 3, 2013 at $135,815)	95,950	91,415
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 30,347 issued and 30,032 outstanding at June 30, 2009 and 29,808 issued and 29,526 outstanding at December 31, 2008	3	3
Additional paid-in capital	210,915	208,079
Accumulated deficit	(70,027)	(66,698)
Treasury stock, 315 shares at June 30, 2009 and 282 shares at December 31, 2008	(2,591)	(2,360)
Accumulated other comprehensive loss	(518)	(911)

Total stockholders’ equity	137,782	138,113

	$320,651	$323,677

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues:
Account presentation services	$1,954	$1,889	$3,794	$4,261
Payment services	30,027	30,084	61,155	61,962
Relationship management services	2,000	2,047	4,040	4,017
Professional services and other	3,802	3,133	8,034	6,109

Total revenues	37,783	37,153	77,023	76,349
Costs and expenses:
Service costs	18,886	18,347	37,412	36,858
Implementation and other costs	1,130	1,107	2,268	2,371

Costs of revenues	20,016	19,454	39,680	39,229
Gross profit	17,767	17,699	37,343	37,120
General and administrative	6,887	8,601	16,608	18,544
Sales and marketing	5,722	6,427	11,328	12,660
Systems and development	2,131	2,229	4,384	5,042

Total expenses	14,740	17,257	32,320	36,246

Income from operations	3,027	442	5,023	874
Other (expense) income:
Interest income	36	110	82	322
Interest expense	(1,862)	(1,710)	(2,943)	(4,029)
Other income (expense)	63	3	77	(108)
Loss on extinguishment of debt	—	—	—	—

Total other (expense) income	(1,763)	(1,597)	(2,784)	(3,815)

Income (loss) before income tax provision (benefit)	1,264	(1,155)	2,239	(2,941)
Income tax provision (benefit)	688	(181)	1,032	(562)

Net income (loss)	576	(974)	1,207	(2,379)
Preferred stock accretion	2,287	2,199	4,536	4,376

Net loss available to common stockholders	$(1,711)	$(3,173)	$(3,329)	$(6,755)

Net loss available to common stockholders per share:
Basic	$(0.06)	$(0.11)	$(0.11)	$(0.23)
Diluted	$(0.06)	$(0.11)	$(0.11)	$(0.23)
Shares used in calculation of net loss available to common stockholders per share:
Basic	29,908	28,998	29,821	28,913
Diluted	29,908	28,998	29,821	28,913
See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Operating activities
Net income (loss)	$1,207	$(2,379)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax expense (benefit)	1,019	(633)
Depreciation and amortization	10,409	10,955
Equity compensation expense	2,238	2,950
Write off and amortization of debt issuance costs	170	190
Loss on disposal of assets	15	33
Provision for losses on accounts receivable	16	68
(Gain) loss on investments	(77)	108
Change in fair value of stock price protection	—	1,565
Change in fair value of theoretical swap derivative	702	(500)
Loss on cash flow hedge derivative security	—	184
Changes in operating assets and liabilities, net of acquisitions:
Consumer deposit receivable	—	8,279
Consumer deposit payable	—	(10,555)
Changes in certain other assets and liabilities	822	648

Net cash provided by operating activities	16,521	10,913
Investing activities
Purchases of property and equipment	(4,457)	(8,291)
Sales of short-term investments	770	4,334

Net cash used in investing activities	(3,687)	(3,957)
Financing activities
Net proceeds from issuance of common stock	366	693
Repurchase of shares issued related to ITS acquisition	—	(2,117)
Payments for ITS price protection	—	(112)
Repayment of 2007 notes	(7,438)	(3,188)
Repayment of capital lease obligations	(16)	(19)

Net cash used in financing activities	(7,088)	(4,743)

Net increase in cash and cash equivalents	5,746	2,213
Cash and cash equivalents at beginning of year	22,969	13,227

Cash and cash equivalents at end of period	$28,715	$15,440

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
INTERIM FINANCIAL INFORMATION
     The accompanying condensed consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In the opinion of management, the condensed consolidated unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2008, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on March 3, 2009. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation. The Company has evaluated all subsequent events through August 6, 2009, the date the financial statements were issued.
NEW ACCOUNTING STANDARDS
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the standard specifies that the fair value should be the exit price, or price received to sell the asset or liability as opposed to the entry price, or price paid to acquire an asset or assume a liability. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except for those that are disclosed in the condensed consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company adopted a portion of this standard on January 1, 2008 and the remainder on January 1, 2009, and the impact was not material to the Company’s consolidated financial statements.
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
     In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. FSP No. 142-3 is effective beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The Company adopted this standard on January 1, 2009, and the impact was not material to the Company’s consolidated financial statements.

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
     In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP No. 157-3 and determined that the impact was not material on estimated fair values as of June 30, 2009.
     In April 2009, the FASB issued Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP FAS No. 141(R) -1”). FSP FAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP FAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with SFAS No. 5, Accounting for Contingencies, are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. This standard is effective for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this standard on January 1, 2009 for subsequent business combinations, and the impact was not material to the Company’s consolidated financial statements.
     In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”). FSP No. FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. As the requirements under this FSP are consistent with our current practice, adoption of this standard does not have a significant impact on our consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This standard is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted this standard on July 1, 2009, and the impact was not material to the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“SFAS No. 166”), that amends FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, by: eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. SFAS No. 166 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Adoption does not appear to be material to the Company’s consolidated financial statements at this time.
     In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”) that amends FIN 46(R), Consolidation of Variable Interest Entities and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. SFAS No. 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. This statement is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. Adoption does not appear to be material to the Company’s consolidated financial statements at this time.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification™ (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company will adopt this standard October 1, 2009.
2. SENIOR SECURED NOTES
     The Company has an agreement with Bank of America which finances its senior secured notes (“2007 Notes”). The agreement also provides a $15 million revolver (“Revolver”) under which the Company can secure up to $5 million in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $1.6 million as a result of letters of credit the bank has issued. The Company has made principal payments of $4.2 million and $7.4 million on the 2007 Notes in the three and six months ended June 30, 2009, respectively, reducing the outstanding principal to $68.0 million. The Company will make principal payments each quarter until the 2007 Notes are due in 2012 as noted in the table below.
     The interest rate on both the Revolver and the 2007 Notes is the one-month London Interbank Offered Rate (“LIBOR”) plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the 2007 Notes), and it is payable monthly. During the six months ended June 30, 2009, the margin was 250 basis points and the average interest rate was 2.95%. The 2007 Notes and the Revolver are secured by the assets of the Company.
     Maturities of long-term debt for each of the next 3.5 years are as follows (in thousands):

Maturing
Year	Amounts
2009 (July 1, 2009-December 31, 2009)	$8,500
2010	$17,000
2011	$32,938
2012	$9,562
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
     On October 17, 2008, the Company entered into an interest rate swap agreement, with a large commercial bank, to effectively swap the one-month LIBOR interest rate for a fixed interest rate equal to 2.9% plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its EBITDA, through December 31, 2009. The interest rate swap is designated as a cash flow hedge and any unrealized gains or losses related to changes in the fair market value of the hedge will be recorded in other comprehensive income until realized. The interest rate swap had a notional value of $68.0 million and $75.4 million at June 30, 2009 and December 31, 2008, respectively, the principal amounts outstanding on the 2007 Notes for each period. Subsequent notional amounts are equal to the outstanding principal at the end of each month. The fair market value of the interest rate swap was a liability of $0.8 million at June 30, 2009 and a liability of $1.5 million at December 31, 2008. The fair value of the interest rate swap at June 30, 2009 is the amount expected to be realized in earnings in the next six months.
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

     The following table presents the fair values of derivative instruments included within the condensed consolidated balance sheet at June 30, 2009 (in thousands):

	June 30, 2009
	Fair Value	Balance Sheet Location
Asset Derivatives:
Theoretical swap (1)	$3,860	Other assets

Liability Derivatives:
Interest rate swap (1)	$(827)	Other current liabilities

(1)	See Note 11, Fair Value Measurements, for a description of how the derivatives shown above are valued in accordance with SFAS No. 157.
     The following tables present the amounts affecting the condensed consolidated statement of operations for the three and six months ended June 30, 2009 (in thousands):

	Amount of loss recognized in income on
	derivative, pre tax
	Three Months	Six Months
	Ended June 30	Ended June 30
Derivative Not Designated as Hedging Instrument:
Theoretical Swap (1)	$(760)	$(702)

	Amount of loss recognized in OCI on		Amount of loss reclassified from OCI into
	derivative, after tax		income, pre tax
	Three Months	Six Months	Three Months	Six Months
	Ended June 30	Ended June 30	Ended June 30	Ended June 30
Derivative Cash Flow Heging Relationships:
Interest Rate Swap (2)	$245	$514	$449	$907

(1)	See Note 11, Fair Value Measurements, for additional information. The loss recognized in income is included in interest expense

(2)	See Note 10, Components of Comprehensive Loss for additional information. The loss reclassified from OCI to income is included in interest expense.
4. REDEEMABE CONVERTIBLE PREFERRED STOCK
Series A-1 Redeemable Convertible Preferred Stock
     Pursuant to the restated certificate of incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 3,000,000 shares of preferred stock in one or more series. Of these 3,000,000 shares of preferred stock, 75,000 shares have been designated Series A-1. The Series A-1 Preferred Stock has a redemption value of 115% of the face value of the stock, on or after seven years from the date of issuance, or July 3, 2013. The Company recognized $0.4 million and $0.8 million for each of the three months and six months ended June 30, 2009 and 2008 respectively, to adjust for the redemption value at maturity.
     Additionally, the Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. For each of the three months and six months ended June 30, 2009 and 2008, $1.5 million and $3.0 million, respectively of preferred stock accretion was recognized in the condensed consolidated statements of operations, for the 8% per annum cumulative dividends. The right to receive the accrued, but unpaid dividends is based on a variable interest rate, and as such the difference between the fixed and variable rate of returns is a theoretical swap derivative. The Company bifurcates this feature and accretes it to the Series A-1 Preferred Stock over the life of the security. For the three months ended June 30, 2009 and 2008, $0.2 million and $0.1 million of preferred stock accretion expense were recognized and for the six months ended June 30, 2009 and 2008, $0.4 million and $0.2 million of preferred stock accretion were recognized for the theoretical swap derivative in the condensed consolidated statement of operations.
     Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is being accreted back to the redemption value of the Series A-1 Preferred Stock through July 2013, and generated an additional $0.2 million and $0.4 million of preferred stock accretion for each of the three months and six months ended June 30, 2009 and 2008, respectively, in the condensed consolidated statements of operations.

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
     The Company changed the way it determines operating results of the business segments during the third quarter of 2008. Intangible asset amortization that previously had been unallocated is now allocated to the respective Banking or eCommerce segments. For the three and six months ended June 30, 2008, $2.6 million and $5.2 million, respectively of intangible asset amortization was reclassified from unallocated to the Banking and eCommerce segments. In addition, the Company allocated $2.2 million and $4.1 million of system operations and other processing costs, included in costs of revenues, from the eCommerce segment to the Banking segment in the three and six months ended June 30, 2008, respectively, to reflect the change in the utilization of these resources.
     The results of operations from these reportable segments were as follows for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Banking	eCommerce	Corporate(1)	Total
Three months ended June 30, 2009:
Revenues	$23,047	$14,736	$—	$37,783
Costs of revenues	11,494	8,522	—	20,016

Gross profit	11,553	6,214	—	17,767
Operating expenses	5,953	5,141	3,646	14,740

Income (loss) from operations	$5,600	$1,073	$(3,646)	$3,027

Three months ended June 30, 2008:
Revenues	$23,157	$13,996	$—	$37,153
Costs of revenues	11,403	8,051	—	19,454

Gross profit	11,754	5,945	—	17,699
Operating expenses	7,096	5,930	4,231	17,257

Income (loss) from operations	$4,658	$15	$(4,231)	$442

Six months ended June 30, 2009:
Revenues	$45,929	$31,094	$—	$77,023
Costs of revenues	22,482	17,198	—	39,680

Gross profit	23,447	13,896	—	37,343

Operating expenses	12,416	10,429	9,475	32,320

Income (loss) from operations	$11,031	$3,467	$(9,475)	$5,023

Six months ended June 30, 2008:
Revenues	$47,344	$29,005	$—	$76,349
Costs of revenues	23,201	16,028	—	39,229

Gross profit	24,143	12,977	—	37,120
Operating expenses	14,234	11,936	10,076	36,246

Income (loss) from operations	$9,909	$1,041	$(10,076)	$874

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

6. INVESTMENTS
     Approximately $1.0 million of the Company’s investment in the Columbia Strategic Cash Portfolio (the “Fund”) at June 30, 2009 is expected to liquidate over the next twelve months. This portion of the investment is classified in short-term investments at fair value on the condensed consolidated balance sheet. The remainder of the investment, or $0.3 million, is expected to liquidate beyond twelve months and as such this portion of the Fund is classified in other assets on the condensed consolidated balance sheet.
     The value of the investment was $1.3 million and $2.0 million at June 30, 2009 and December 31, 2008, respectively. During the six months ended June 30, 2009, the Company received $0.8 million in liquidation payments from the Fund administrator and recognized a gain of $0.1 million. During the six months ended June 30, 2008, the Company received $4.3 million in liquidation payments from the Fund administrator and recognized a loss of $0.1 million related to the payments. The Company also recognized a loss of less than $0.1 million for the six months ended June 30, 2008 related to the fair value of the investment in the Fund, as other expense in the condensed consolidated statement of operations.
     The value of the Company’s investment in the Fund may fluctuate based on changes in market values of the securities held in the Fund. To the extent the Company determines there is a decrease in fair value, the Company may recognize additional unrealized losses in future periods.
7. STOCK BASED COMPENSATION
     At June 30, 2009, the Company had three stock-based employee compensation plans, which are described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company used the modified-prospective transition method of SFAS No. 123(R), Share-Based Payment, to recognize compensation costs; which include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The compensation expense for stock-based compensation was $1.0 million and $1.5 million for the three months ended and $2.2 million and $3.0 million for the six months ended June 30, 2009 and 2008, respectively. A portion of the stock based compensation cost has been capitalized as part of software development costs in accordance with Statements of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed . For the three months ended June 30, 2009 and 2008, approximately $46,000 and $64,000, respectively, was capitalized as part of software development costs. For the six months ended June 30, 2009 and 2008, approximately $104,000 and $107,000, respectively, was capitalized as part of software development costs.
            Stock Options
     The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Dividend yield	—	—	—	—
Expected volatility	63%	50%	62%	51%
Risk-free interest rate	2.25%	2.50%	1.9%	3.37%
Expected life in years	6.3	5.5	5.8	5.6
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
     Forfeiture Rate. Forfeiture rate is the estimated percentage of equity awards granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company estimates forfeiture rates based on past turnover data for the previous five quarters with further consideration given to the class of employees to whom the equity awards were granted.
     A summary of stock option activity under the 1989, 1999 and 2005 Plans as of June 30, 2009, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2009	2,952	$6.14
Granted	734	$3.53
Exercised	(209)	$2.99
Forfeited or expired	(147)	$12.70

Outstanding at June 30, 2009	3,330	$5.47	4.3	$6,667

Vested or expected to vest at June 30, 2009	3,289	$5.48	4.2	$6,556
Exercisable at June 30, 2009	2,163	$5.68	3.4	$4,094
     During the second quarter of 2008, the stockholders approved the 2005 Amended and Restated Restricted Stock and Option Plan (“2005 Plan”), which increased the number of authorized shares under the 2005 Plan from 1,700,000 to 3,500,000. The amended 2005 Plan was filed by the Company on Form 8-K with the Securities and Exchange Commission on April 22, 2008.
     The weighted-average grant-date fair value of options granted was $3.14 and $4.79 per share during the three months ended June 30, 2009 and 2008, respectively and $2.01 and $5.78 per share for the six months ended June 30, 2009 and 2008, respectively. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the grant price. The intrinsic value of options exercised in the three months ended June 30, 2009 and 2008 was $0.2 million and $0.7 million, respectively, and $0.3 million and $0.9 million, respectively, for the six months ended June 30, 2009 and 2008.
     As of June 30, 2009, there was $2.3 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. That cost is expected to be recognized over a weighted average period of 1.3 years.
     Cash received from option exercises under all share-based payment arrangements was $0.3 million for each of the three months ended June 30, 2009 and 2008, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2009 and 2008, respectively. The tax benefits related to the deductions from option exercises of the share-based payment arrangements will be recognized when those deductions, currently being carried forward as net operating losses, reduce taxes payable.
          Restricted Stock Units
     A summary of the Company’s non-vested restricted stock units as of the six months ended June 30, 2009, and changes for the period then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2009	786	$11.06
Granted	1,168	$3.45
Vested	(281)	$11.14
Forfeited	(175)	$11.92

Non-vested at June 30, 2009	1,498	$5.02

     The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of June 30, 2009, there was $4.0 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 1.5 years.
          8. INCOME TAXES
     The Company recorded income tax expense based on the estimated effective tax rate for the full year. The Company’s effective tax rate was 54.4% and 15.7% for the three months ended June 30, 2009 and 2008, respectively and 46.1% and 19.1% for the first six months of 2009 and 2008, respectively. The year over year change in the effective tax rate relates primarily to permanent differences and state taxes.
     The Company has determined that there have been no material changes in tax positions taken in the prior periods, tax positions taken in the current period settlements with taxing authorities resulting from lapses in the statute of limitations and unrecognized tax benefits that if recognized would affect the effective tax rate and amount of interest and penalties recognized in the condensed consolidated statement of operations and the condensed consolidated balance sheets.
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
          9. NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE
     The following table sets forth the computation of basic and diluted net loss available to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$576	$(974)	$1,207	$(2,379)
Preferred stock accretion	2,287	2,199	4,536	4,376

Net loss available to common shareholders	$(1,711)	$(3,173)	$(3,329)	$(6,755)

Weighted average shares outstanding used in calculation of net loss available to common stockholders per share:
Basic	29,908	28,998	29,821	28,913
Dilutive stock options	—	—	—	—

Diluted	29,908	28,998	29,821	28,913

Net loss available to common stockholders per share:
Basic	$(0.06)	$(0.11)	$(0.11)	$(0.23)
Diluted	$(0.06)	$(0.11)	$(0.11)	$(0.23)
     Approximately 9,214,941 and 7,639,722 shares of common stock equivalents for the three months ended June 30, 2009 and 2008, respectively, and approximately 8,853,997 and 7,712,979 shares of common stock equivalents for the six months ended June 30, 2009 and 2008, respectively were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.
10. COMPONENTS OF COMPREHENSIVE LOSS
     SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive income (loss) be separately classified in the financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet. The following table reconciles the Company’s net loss available to common stockholders and its total comprehensive net loss for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss available to common stockholders	$(1,711)	$(3,173)	$(3,329)	$(6,755)
Other comprehensive loss:
Realized loss on hedging activity	449	66	907	136
Net unrealized (loss) gain on hedging activity	(245)	4	(514)	(4)

Comprehensive net loss	$(1,507)	$(3,103)	$(2,936)	$(6,623)

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
     The tables below show how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at June 30, 2009
	Quoted
	Prices in
	Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$17,100	$—	$—	$17,100
Investment in Strategic Cash Fund(1)	—	—	1,315	1,315
Theoretical swap derivative(2)	—	—	3,860	3,860

	$17,100	$—	$5,175	$22,275

Financial liabilities (in thousands):
Interest Rate Swap(3)	—	(827)	—	(827)

	$—	$(827)	$—	$(827)

	Fair Value Measurements at December 31, 2008
	Quoted
	Prices in
	Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$11,030	$—	$—	$11,030
Investment in Strategic Cash Fund(1)	—	—	2,009	2,009
Theoretical swap derivative(2)	—	—	4,562	4,562

	$11,030	$—	$6,571	$17,601

Financial liabilities (in thousands):
Interest Rate Swap(3)	—	(1,454)	—	(1,454)

	$—	$(1,454)	$—	$(1,454)

(1)	Includes the Company’s short and long-term investment in the Columbia Strategic Cash Fund (“the Fund”) that was converted to a net asset value basis in December 2007 primarily due to liquidity issues. The portion classified as long-term, $0.3 million and $1.0 million at June 30, 2009 and December 31, 2008, respectively, are primarily the fair market value for the Fund’s investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities. The multiple investments included in the Fund are no longer trading and therefore the prices are not observable in the marketplace. As such, fair value of the Fund is assessed through review of current investment ratings, as available, and evaluation of the liquidation value of assets held by each investment and their subsequent cash redemptions. This assessment from multiple indicators of fair value is then discounted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Fund.

(2)	Represents the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock issued in conjunction with the Princeton eCom acquisition on July 3, 2006. Management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.

(3)	On October 17, 2008, the Company entered into an interest rate swap agreement, with a large commercial bank, to effectively swap the one-month LIBOR interest rate for a fixed interest rate equal to 2.9%. The fair market value of the interest rate swap is measured using the discounted present value of the forecasted one month LIBOR, an observable market input.

     The following tables are summaries of the Company’s financial assets that use Level 3 inputs to measure fair value (in thousands):

	Strategic
	Cash	Theoretical
	Fund	Swap
	Investment	Derivative
Balance as of January 1, 2009	$2,009	$4,562
Realized and unrealized gain/(loss) (1)	76	(702)
Redemptions (2)	(770)	—

Balance as of June 30, 2009	$1,315	$3,860

	Strategic
	Cash	Theoretical
	Fund	Swap
	Investment	Derivative
Balance as of January 1, 2008	$9,135	$988
Realized and unrealized (loss)/gain(1)	(108)	500
Redemptions(2)	(4,334)	—

Balance as of June 30, 2008	$4,693	$1,488

(1)	The realized and unrealized gains and losses are included as other (expense) income in the condensed consolidated statements of operations for the six months ended June 30, 2009 and June 30, 2008.

(2)	Redemptions are payments received by the Company for partial liquidation of the Columbia Strategic Cash Fund.

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
     These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2009. These risks include, among others, the following:
•	our history of prior losses and the lack of certainty of maintaining consistent profitability;

•	our dependence on the marketing assistance of third parties to market our services;

•	the possibility that we may not be able to expand to meet increased demand for our services and related products;

•	the potential adverse impact that client departures may have on our financial results;

•	our inability to attract and retain qualified management and technical personnel and our dependence on our executive officers and key employees;

•	potential security breaches or system failures disrupting our business and the liability associated with these disruptions;

•	the failure to properly develop, market or sell new products;

•	the potential impact of the consolidation of the banking and financial services industry;

•	the effect of adoption of government regulations on our business may be problematic;

•	our need to maintain satisfactory ratings from federal depository institution regulators;

•	exposure to increased compliance costs and risks associated with increasing and new regulation of corporate governance and disclosure standards;

•	the liquidation preference rights and redemption rights associated with our outstanding shares of preferred stock;

•	the voting rights of our preferred stock restricting our right to take certain actions;

•	the potential losses we may incur from the impairment of the goodwill we have obtained from our acquisitions;

•	our inability to obtain additional financing to grow our business;

•	the concentration of our clients in a small number of industries, including the financial services industry, and changes within those industries reducing demand for our products and services;

•	the failure to retain existing end-users or changes in their continued use of our services adversely affecting our operating results;

•	demand for low-cost or free online financial services and competition placing significant pressure on our pricing structure and revenues;

•	exposure to greater than anticipated tax liabilities;

•	our quarterly financial results being subject to fluctuations and having a material adverse effect on the price of our stock;

•	our limited ability to protect our proprietary technology and other rights;

•	the need to redesign our products, pay royalties or enter into license agreements with third parties as a result of our infringing the proprietary rights of third parties;

•	the potential obsolescence of our technology or the offering of new, more efficient means of conducting account presentation and payments services negatively impacting our business;

•	errors and bugs existing in our internally developed software and systems as well as third-party products;

•	the disruption of our business and the diversion of management’s attention resulting from breach of contract or product liability suits;

•	difficulties in integrating acquired businesses;

•	our having limited knowledge of, or experience with, the industries served and products provided by our acquired businesses;

•	the increase in the size of our operations and the risks described herein from acquisitions or otherwise;

•	the liabilities or obligations that were not or will not be adequately disclosed from acquisitions we have made and may make;

•	the claims that may arise from acquired companies giving us limited warranties and indemnities in connection with their businesses;

•	the effect on the trading price of our stock from the sale of the substantial number of shares of common and convertible preferred stock outstanding, including shares issued in connection with certain acquisitions and shares that may be issued upon exercise of grants under our equity compensation plans;

•	the significant amount of debt which will have to repay;

•	the adverse effect to the market price of our common stock from future offerings of debt and preferred stock which would be senior to our common stock upon liquidation; and

•	the acceleration of repayment of borrowed funds if a default under the terms of our credit agreement arises.
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
Results of Operations
     The following table presents the summarized results of operations for our two reportable segments, Banking and eCommerce. We changed the way we determine operating results of the business segments during the third quarter of 2008. Intangible asset amortization costs that previously had been unallocated are now allocated to the respective Banking or eCommerce segments. For the three and six months ended June 30, 2008, $2.6 million and $5.2 million, respectively, of intangible asset amortization was reclassified from unallocated to Banking and eCommerce segments. In addition, we allocated $2.2 million and $4.1 million, respectively, of system operations and other processing costs, included in costs of revenues, from the eCommerce segment to the Banking segment in the three and six months ended June 30, 2008, to reflect the change in the utilization of these resources. (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenues:
Banking	$23,047	61%	$23,157	62%	$45,929	60%	$47,344	62%
eCommerce	14,736	39%	13,996	38%	31,094	40%	29,005	38%

Total	$37,783	100%	$37,153	100%	$77,023	100%	$76,349	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
Gross profit:
Banking	$11,553	50%	$11,754	51%	$23,447	51%	$24,143	51%
eCommerce	6,214	42%	5,945	42%	13,896	45%	12,977	45%

Total	$17,767	47%	$17,699	48%	$37,343	48%	$37,120	49%

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating expenses:
Banking	$5,953	40%	$7,096	41%	$12,416	39%	$14,234	39%
eCommerce	5,141	35%	5,930	34%	10,429	32%	11,936	33%
Corporate(1)	3,646	25%	4,231	25%	9,475	29%	10,076	28%

Total	$14,740	100%	$17,257	100%	$32,320	100%	$36,246	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
Income from operations:
Banking	$5,600	24%	$4,658	20%	$11,031	24%	$9,909	21%
eCommerce	1,073	7%	15	0%	3,467	11%	1,041	4%
Corporate(1)	(3,646)		(4,231)		(9,475)		(10,076)

Total	$3,027	8%	$442	1%	$5,023	7%	$874	1%

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008
Revenues
     We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues increased $0.6 million, or 2%, to $37.8 million for the three months ended June 30, 2009.

	Three Months Ended
	June 30,		Change
	2009(1)	2008(1)	Difference(1)%
Revenues:
Account presentation services	$1,954	$1,889	$65	3%
Payment services	30,027	30,084	(57)	0%
Relationship management services	2,000	2,047	(47)	(2)%
Professional services and other	3,802	3,133	669	21%

Total revenues	$37,783	$37,153	$630	2%

Payment metrics:
Banking payment transactions	37,304	39,023	(1,719)	(4)%
Biller payment transactions	15,112	12,171	2,941	24%

Notes:

(1)	In thousands
     Account Presentation Services. Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased $0.1 million, to $2.0 million.
     Payment Services. Both the Banking and eCommerce segments contribute to payment services revenues, which decreased $0.1 million to $30.0 million for the three months ended June 30, 2009 from $30.1 million in the prior year quarter. The decrease was related to declines in interest rates which reduced float interest revenue by approximately $1.0 million and was offset by an increase in biller payment transactions.
     Relationship Management Services. Primarily composed of revenues from the Banking segment, relationship management services revenues was $2.0 million in the second quarter ended 2009, which is approximately the same amount from the same period of 2008.
     Professional Services and Other. Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased $0.7 million, or by 21%. Revenues from professional services and other fees increased due to cancellation fees.

Costs and Expenses

	Three Months Ended
	June 30,		Change
	2009(1)	2008(1)	Difference(1)%
Revenues	$37,783	$37,153	$630	2%
Costs of revenues	20,016	19,454	562	3%

Gross profit	17,767	17,699	68	0%
Gross margin	47%	48%
Operating expenses
General and administrative	6,887	8,601	(1,714)	(20)%
Sales and marketing	5,722	6,427	(705)	(11)%
Systems and development	2,131	2,229	(98)	(4)%

Total operating expenses	14,740	17,257	(2,517)	(15)%

Income from operations	3,027	442	2,585	585%
Other (expense) income
Interest income	36	110	(74)	(67)%
Interest and other expense	(1,799)	(1,707)	92	5%

Total other (expense) income	(1,763)	(1,597)	166	10%

Income (loss) before tax provision (benefit)	1,264	(1,155)	2,419	209%
Income tax provision (benefit)	688	(181)	869	480%

Net income (loss)	576	(974)	1,550	159%
Preferred stock accretion	2,287	2,199	88	4%

Net loss available to common stockholders	$(1,711)	$(3,173)	$1,462	46%

Net loss available to common stockholders per share:
Basic	$(0.06)	$(0.11)	$0.05	45%
Diluted	$(0.06)	$(0.11)	$0.05	45%
Shares used in calculation of net loss available to common stockholders per share:
Basic	29,908	28,998	910	3%
Diluted	29,908	28,998	910	3%

Notes:

(1)	In thousands except for per share amounts.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $0.6 million to $20.0 million for the three months ended June 30, 2009, from $19.4 million for the same period in 2008.
     Gross Profit. Gross profit increased $0.1 million for the three months ended June 30, 2009 to $17.8 million, and gross margin decreased to 47% in 2009 from 48% in 2008.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses decreased $1.7 million, or 20%, to $6.9 million for the three months ended June 30, 2008. The decrease was primarily due to reduced salary and benefit expenses related to cost containment initiatives and the change in estimated forfeitures of certain equity compensation awards.

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses decreased $0.7 million, or 11%, to $5.7 million for the three months ended June 30, 2009. The primary reason for the decrease is reduced amortization expense of $0.5 million related to our customer lists.
     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses decreased by $0.1 million, or 4%, to $2.1 million for the three months ended June 30, 2009. The decrease is primarily due to reduced benefits expense.
     Income from Operations. Income from operations increased $2.6 million, or 585%, to $3.0 million for the three months ended June 30, 2009. The increase is primarily due to lower salary and benefits and reduced amortization related to our customer lists.
     Interest Income. Interest income decreased $0.1 million for the three months ended June 30, 2009 due to lower average interest earning cash balances and lower average interest rates.
     Interest and Other Expense. Interest and other expense increased by $0.1 million primarily due to an expense in the prior year of $0.2 million and no expense in the current year period related to the mark-to-market valuation of the ITS price protection.
     Income Tax Provision (Benefit). We recognized tax expense for the three months ended June 30, 2009 as a result of $1.3 million of income before income taxes generated during the second quarter of 2009. Our effective tax rate for the period was 54.4%. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent items and state taxes. The permanent items primarily include interest expense for the accretion of the Series A-1 Preferred Stock and changes in investment activity in the Columbia Strategic Cash Portfolio.
     Preferred Stock Accretion. The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased primarily as a result of higher interest costs related to the escalation accrual associated with the Series A-1 Preferred Stock. The escalation accrual represents a money-market rate of interest on the accrued, but unpaid, dividends.
     Net Loss Available to Common Stockholders. Net loss available to common stockholders decreased $1.5 million to a net loss of $1.7 million for the three months ended June 30, 2009, compared to a net loss of $3.2 million for the three months ended June 30, 2008. Basic and diluted net loss per share was $0.06 for the three months ended June 30, 2009, compared to basic and diluted net loss per share of $0.11 for the three months ended June 30, 2008. Basic and diluted shares outstanding increased by 3% as a result of shares issued in connection with the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008
Revenues
     Revenues increased $0.7 million, or 1%, to $77.0 million for the six months ended June 30, 2009.

	Six Months Ended
	June 30,		Change
	2009(1)	2008(1)	Difference(1)%
Revenues:
Account presentation services	$3,794	$4,261	$(467)	(11)%
Payment services	61,155	61,962	(807)	(1)%
Relationship management services	4,040	4,017	23	1%
Professional services and other	8,034	6,109	1,925	32%

Total revenues	$77,023	$76,349	$674	1%

Payment metrics:
Banking transactions	76,346	80,831	(4,485)	(6)%
Biller payment transactions	29,557	24,215	5,342	22%

Notes:

(1)	In thousands
     Account Presentation Services. Both the Banking and eCommerce segments contribute to account presentation services revenues, which decreased 11%, or $0.5 million, to $3.8 million. The decrease is due to the departure of a large card account presentation services client in April 2008.
     Payment Services. Both the Banking and eCommerce segments contribute to payment services revenues, which decreased to $61.2 million for the six months ended June 30, 2009, from $62.0 million in the same period of the prior year. This decrease was related to significant declines in interest rates which reduced float interest revenue by approximately $2.6 million and to the departure of a large banking client in 2008. The decrease in float interest was partially offset by increased revenue related to biller payment transactions.
     Relationship Management Services. Primarily composed of revenues from the Banking segment, relationship management services revenues did not change, remaining at $4.0 million for the six months ended June 30, 2009 and 2008.
     Professional Services and Other. Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased by $1.9 million, or by 32%. Revenues from professional services and other fees increased due to acceleration of professional service fees related to a discontinued project and cancellation fees.

Costs and Expenses

	Six Months Ended
	June 30,		Change
	2009(1)	2008(1)	Difference(1)%
Revenues	$77,023	$76,349	$674	1%
Costs of revenues	39,680	39,229	451	1%

Gross profit	37,343	37,120	223	1%
Gross margin	48%	49%
Operating expenses
General and administrative	16,608	18,544	(1,936)	(10)%
Sales and marketing	11,328	12,660	(1,332)	(11)%
Systems and development	4,384	5,042	(658)	(13)%

Total operating expenses	32,320	36,246	(3,926)	(11)%

Income from operations	5,023	874	4,149	475%
Other (expense) income
Interest income	82	322	(240)	(75)%
Interest and other expense	(2,866)	(4,137)	(1,271)	(31)%

Total other (expense) income	(2,784)	(3,815)	(1,031)	(27)%

Loss before tax provision (benefit)	2,239	(2,941)	5,180	176%
Income tax provision (benefit)	1,032	(562)	1,594	284%

Net income (loss)	1,207	(2,379)	3,586	151%
Preferred stock accretion	4,536	4,376	160	4%

Net loss available to common stockholders	$(3,329)	$(6,755)	$3,426	51%

Net loss available to common stockholders per share:
Basic	$(0.11)	$(0.23)	$0.12	52%
Diluted	$(0.11)	$(0.23)	$0.12	52%
Shares used in calculation of net loss available to common stockholders per share:
Basic	29,821	28,913	908	3%
Diluted	29,821	28,913	908	3%

Notes:

(1)	In thousands except for per share amounts.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $0.5 million to $39.7 million for the six months ended June 30, 2009, from $39.2 million for the same period in 2008.
     Gross Profit. Gross profit increased $0.2 million for the six months ended June 30, 2009 to $37.3 million, and gross margin decreased to 48% in 2009 from 49% in 2008.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses decreased $1.9 million, or 10%, to $16.6 million for the six months ended June 30, 2009 due to reduced salary and benefit expenses related to cost containment initiatives and the change in estimated forfeitures of certain equity compensation awards, offset by costs incurred related to the proxy contest initiated by hedge fund Tennenbaum Capital Partners.

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses decreased $1.3 million, or 11%, to $11.3 million for the six months ended June 30, 2009. The primary reason for the decrease is reduced amortization expense of $1.0 million related to our customer lists.
     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses decreased by $0.7 million, or 13%, to $4.4 million for the six months ended June 30, 2009. The decrease is primarily due to lower use of consultants, lower salary and benefits expenses, related cost containment initiatives, and higher capitalized costs.
     Income from Operations. Income from operations increased $4.1 million, or 475%, to $5.0 million for the six months ended June 30, 2009. The increase is primarily due to lower salary and benefit expenses.
     Interest Income. Interest income decreased $0.2 million to $0.1 million for the six months ended June 30, 2009 due to lower average interest rates.
     Interest and Other Expense. Interest and other expense decreased by $1.3 million primarily due to an expense in the prior year period of $1.6 million and no expense in the current year period related to the mark-to-market valuation of the ITS price protection.
     Income Tax Provision (Benefit). We recognized tax expense for the six months ended June 30, 2009 as a result of $2.2 million of income before income taxes generated during the period. Our effective tax rate for the period was 46.1%. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent items and state taxes. The permanent items primarily include interest expense for the accretion of the Series A-1 Preferred Stock and changes in investment activity in the Columbia Strategic Cash Portfolio.
     Preferred Stock Accretion. The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased primarily as a result of higher interest costs related to the escalation accrual associated with the Series A-1 Preferred Stock. The escalation accrual represents a money-market rate of interest on the accrued, but unpaid, dividends.
     Net Loss Available to Common Stockholders. Net loss available to common stockholders decreased $3.4 million to a net loss of $3.3 million for the six months ended June 30, 2009, compared to a net loss of $6.8 million for the six months ended June 30, 2008. Basic and diluted net loss per share was $0.11 for the six months ended June 30, 2009, compared to basic and diluted net loss per share of $0.23 for the six months ended June 30, 2008. Basic and diluted shares outstanding increased by 3% as a result of shares issued in connection with the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan.
LIQUIDITY AND CAPITAL RESOURCES
     Since inception, we have primarily financed our operations through cash generated from operations, private placements and public offerings of our common and preferred stock and the issuance of debt. Cash and cash equivalents were $28.7 million and $23.0 million at June 30, 2009 and December 31, 2008, respectively. The $5.7 million increase in cash and cash equivalents is primarily from operations net of equipment purchases and loan payments.
     Net cash provided by operating activities was $16.5 million for the six months ended June 30, 2009. This represented a $5.6 million increase in cash provided by operating activities compared to the same prior year period, which was primarily the result of net income increase of $3.6 million, a deferred tax asset increase of $1.7 million, and a change in fair value of theoretical swap derivative of $1.2 million; partially offset by a net decrease in consumer deposits receivables and payables of $2.3 million.
     Net cash used by investing activities for the six months ended June 30, 2009 was $3.7 million, which was the result of capital expenditures of $4.5 million, partially offset by $0.8 million in liquidation payments from our investment in the Columbia Strategic Cash Portfolio Fund (the “Fund”).
     Net cash used by financing activities was $7.1 million for the six months ended June 30, 2009, which was primarily the result of a principal payment on our 2007 Notes of $7.4 million partially offset by $0.4 million in payments received from the issuance of common stock.
     We have incurred approximately $0.7 million in expenses related to a proxy contest initiated by hedge fund Tennenbaum Capital Partners.
     Approximately $1.0 million of our investment in the Fund is expected to liquidate over the next twelve months. This portion of the investment is classified in short-term investments at fair value on the condensed consolidated balance sheet. The remainder of the investment, or $0.3 million, is expected to liquidate beyond twelve months and as such this portion of the remaining balance in the Fund is classified in other assets on the condensed consolidated balance sheet. The value of the investment was $1.3 million and $2.0 million at June 30, 2009 and December 31, 2008, respectively. We adjusted the investment in the Fund to its estimated fair value at June 30, 2009. In addition, we received $0.8 million in liquidation payments from the Fund administrator during the six months ended June 30, 2009.
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
     We earn interest (float interest) in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. As such, the float interest earned is classified as payment services revenue in our condensed consolidated statements of operations. This float interest revenue is exposed to changes in the general level of U.S. interest rates as it relates to the balances of these clearing accounts. The float interest totaled $0.2 million and $1.2 million for the three months ended June 30, 2009 and 2008, respectively and $0.6 million and $3.2 million for the six months ended June 30, 2009 and 2008, respectively. If there was a change in interest rates of one percent as of June 30, 2009, revenues associated with float interest would have increased by approximately $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2009.
     Approximately $1.0 million of our investment in the Columbia Strategic Cash Portfolio (the “Fund”) is expected to liquidate over the next twelve months and as such this portion of the Fund is classified in short-term investments at fair value on the condensed consolidated balance sheet. The remainder of the Fund, or $0.3 million, is expected to liquidate beyond twelve months and as such this portion of the Fund is classified in other assets on the condensed consolidated balance sheet.
     The value of the investment was $1.3 million and $2.0 million at June 30, 2009 and December 31, 2008, respectively. We adjusted the Fund to its estimated fair value at March 31, 2009. In addition, we received $0.8 million in liquidation payments from the Fund administrator during the six months ended June 30, 2009. There may be further decreases in the value of the Fund based on changes in market values of the securities held in the Fund. To the extent we determine there is a further decline in fair value, we may recognize additional unrealized losses in future periods.
ITEM 4. CONTROLS AND PROCEDURES
     (a) As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that, as of June 30, 2009, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
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
ITEM 1A. RISK FACTORS
     There have been no material changes to risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2009 except for the following:
Our risk factor entitled “Efforts by the Series A-1 Preferred Stockholders to alter the strategic direction of the Company and elect alternative nominees to our Board of Directors may adversely affect the Company’s business and financial performance” has been modified to reflect the May 6, 2009 election of new members to our Board of Directors. The modified risk factor reads as follows:
If the Series A-1 Preferred Stockholders act to alter the strategic direction of the Company, the Company’s business and financial performance may be adversely affected.
     On December 23, 2008 Tennenbaum Capital Partners, LLC (“TCP”), the investment advisor to the Series A-1 Preferred Stockholders, submitted a letter to the Company’s Board of Directors and filed an amendment to its Schedule 13D filing that expressed a desire that the Company pursue certain “consolidating transactions” and indicated TCP’s intentions could include seeking a change of control of the Company. As noted above, the holders of our Series A-1 Preferred Stock are entitled to receive a liquidation preference payment upon a change of control transaction equal to 115% of the original issue price of the Series A-1 Preferred Stock. As a result, the payment that the Series A-1 Preferred Stockholders receive for the Series A-1 Preferred Stock will not be impacted by the price that may be offered for the Company as part of a change of control transaction, and this may put the interests of the Series A-1 Preferred Stockholders in conflict with the interests of common stockholders. The Company may expend significant time and resources in ensuring that the actions of TCP and the Series A-1 Preferred Stockholders do not result in outcomes that are not in the best interests of all stockholders. In addition, the actions of TCP and the Series A-1 Preferred Stockholders may divert the attention of our management, disrupt our operations and create uncertainty for our employees, vendors, customers and other business partners. These matters, alone or in combination, may adversely affect our business and financial performance.
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of stockholders on May 6, 2009, and the following matters were voted on at the meeting:
     1. The election of three directors (“Class II Directors”) to serve for a three-year term of office or until their respective successor has been elected. The following chart shows the number of votes cast for the nominees, and an asterisk (*) after the name of the nominee indicates his/her election as a Class II Director:

Nominee	For	Withheld
John C. Dorman*	19,245,833	160,292
Edward D. Horowitz*	18,808,527	597,598
Bruce A. Jaffe*	15,508,779	3,897,346
J. Heidi Roizen	10,298,733	105,270
Janey A. Place	10,293,718	110,285
Michael H. Heath	9,992,965	411,038
     The term in office of each of the following directors did not expire at the meeting and each continued in office after the meeting:
Stephen S. Cole
Matthew P. Lawlor
Michael E. Leitner**
Ervin R. Shames
Joseph J. Spalluto
William H. Washecka
Barry D. Wessler

**	Mr. Leitner is the designee of the Series A-1 Preferred Stockholders and is not elected by the stockholders.
     2. To ratify the appointment of KPMG LLP as our independent registered public accountants for the year ending December 31, 2009:

		Abstentions
		and Broker
For	Against	Nonvotes
25,045,069	285,721	2,834,506
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

Exhibit 31.1	—	Rule 13a-14a Certification of Chief Executive Officer

Exhibit 31.2	—	Rule 13a-14a Certification of Chief Financial Officer

Exhibit 32	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections(a) and(b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE RESOURCES CORPORATION
Date: August 6, 2009
	By:	/s/ Matthew P. Lawlor
Matthew P. Lawlor
Chairman and Chief Executive Officer (Principal Executive Officer)

ONLINE RESOURCES CORPORATION
Date: August 6, 2009
By:	/s/ Catherine A. Graham
Catherine A. Graham
Executive Vice President and Chief Financial Officer (Principal Financial Officer)