Form 10-Q
period 2009-09-30
ONLINE RESOURCES CORP
filed 2009-11-02
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
     As of October 28, 2009 there were 30,071,872 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,743	$22,969
Short-term investments	—	1,009
Accounts receivable (net of allowance of $100 and $84, respectively)	16,256	15,742
Deferred tax asset, current portion	2,142	8,782
Prepaid expenses and other current assets	4,528	4,013

Total current assets	53,669	52,515

Property and equipment, net	26,264	28,707
Deferred tax asset, less current portion	29,927	25,295
Goodwill	181,516	181,516
Intangible assets	21,752	27,668
Deferred implementation costs, less current portion, and other assets	6,780	7,976

Total assets	$319,908	$323,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,414	$1,198
Accrued expenses	3,676	3,618
Notes payable, senior secured debt, current portion	12,750	15,937
Interest payable	28	6
Deferred revenues, current portion and other current liabilities	6,975	7,513

Total current liabilities	24,843	28,272

Notes payable, senior secured debt, less current portion	51,000	59,500
Deferred revenues, less current portion and other long-term liabilities	6,189	6,377

Total liabilities	82,032	94,149

Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at September 30, 2009 and December 31, 2008 (redeemable on July 3, 2013 at $135,815)	98,275	91,415
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 30,393 issued and 30,072 outstanding at September 30, 2009 and 29,808 issued and 29,526 outstanding at December 31, 2008	3	3
Additional paid-in capital	212,133	208,079
Accumulated deficit	(69,639)	(66,698)
Treasury stock, 321 shares at September 30, 2009 and 282 shares at December 31, 2008	(2,629)	(2,360)
Accumulated other comprehensive loss	(267)	(911)

Total stockholders’ equity	139,601	138,113

	$319,908	$323,677

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues:
Account presentation services	$2,083	$1,860	$5,877	$6,121
Payment services	28,971	30,518	90,126	92,480
Relationship management services	2,015	2,074	6,055	6,091
Professional services and other	3,525	3,681	11,559	9,790

Total revenues	36,594	38,133	113,617	114,482

Costs and expenses:
Service costs	17,856	18,410	55,268	55,268
Implementation and other costs	960	1,169	3,228	3,540

Costs of revenues	18,816	19,579	58,496	58,808

Gross profit	17,778	18,554	55,121	55,674
General and administrative	6,955	7,984	23,564	26,528
Sales and marketing	4,624	6,021	15,952	18,681
Systems and development	2,247	2,456	6,630	7,498

Total expenses	13,826	16,461	46,146	52,707

Income from operations	3,952	2,093	8,975	2,967
Other (expense) income:
Interest income	22	111	104	433
Interest expense	(357)	(1,045)	(3,300)	(5,073)
Other income (expense)	14	(55)	91	(164)
Loss on extinguishment of debt	—	—	—	—

Total other (expense) income	(321)	(989)	(3,105)	(4,804)

Income (loss) before income tax provision (benefit)	3,631	1,104	5,870	(1,837)
Income tax provision (benefit)	918	338	1,950	(224)

Net income (loss)	2,713	766	3,920	(1,613)
Preferred stock accretion	2,325	2,237	6,861	6,614

Net income (loss) available to common stockholders	$388	$(1,471)	$(2,941)	$(8,227)

Net income (loss) available to common stockholders per share:
Basic	$0.01	$(0.05)	$(0.10)	$(0.28)
Diluted	$0.01	$(0.05)	$(0.10)	$(0.28)
Shares used in calculation of net income (loss) available to common stockholders per share:
Basic	30,048	29,211	29,898	29,013
Diluted	31,546	29,211	29,898	29,013
See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Operating activities
Net income (loss)	$3,920	$(1,613)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax expense	2,008	212
Depreciation and amortization	15,209	16,138
Equity compensation expense	3,307	3,971
Write off and amortization of debt issuance costs	250	282
Loss on disposal of assets	37	33
Provision for losses on accounts receivable	16	89
(Gain) loss on investments	(91)	163
Change in fair value of stock price protection	—	1,565
Change in fair value of theoretical swap derivative	8	(689)
Loss on cash flow hedge derivative security	—	259
Changes in operating assets and liabilities, net of acquisitions:
Consumer deposit receivable	—	8,279
Consumer deposit payable	—	(10,555)
Changes in certain other assets and liabilities	(958)	(2,074)

Net cash provided by operating activities	23,706	16,060

Investing activities
Purchases of property and equipment	(6,744)	(11,295)
Purchases of short-term investments	—	(250)
Sales of short-term investments	2,100	5,713

Net cash used in investing activities	(4,644)	(5,832)

Financing activities
Net proceeds from issuance of common stock	425	794
Repurchase of shares issued related to ITS acquisition	—	(2,117)
Payments for ITS price protection	—	(112)
Repayment of 2007 notes	(11,687)	(6,375)
Repayment of capital lease obligations	(26)	(27)

Net cash used in financing activities	(11,288)	(7,837)

Net increase in cash and cash equivalents	7,774	2,391
Cash and cash equivalents at beginning of year	22,969	13,227

Cash and cash equivalents at end of period	$30,743	$15,618

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
INTERIM FINANCIAL INFORMATION
     The accompanying condensed consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In the opinion of management, the condensed consolidated unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2008, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on March 3, 2009. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation. The Company has evaluated all subsequent events through November 2, 2009, the date the financial statements were issued.
NEW ACCOUNTING STANDARDS
     The following describes changes or updates to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™, the new source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”), effective for the Company September 30, 2009. Only those changes or updates that are relevant to the Company’s business activities for the periods presented in this report are described below.
     In October 2009, the FASB changed its guidance for the accounting of multiple-deliverable revenue arrangements with customers. Current GAAP requires a vendor to use vendor-specific objective evidence or third-party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. Multiple-deliverable arrangements will be separated in more circumstances with the updated guidance. The change in guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The best estimate to use in determining a selling price is the price as if the item were sold on a stand alone basis. Changes also include eliminating the residual method of allocation and requiring that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates discounts in the arrangement proportionally to each deliverable based on each selling price. These changes become effective, prospectively, for the Company on January 1, 2011 and early adoption is permitted. The Company has not yet determined if it will adopt early or what effect adoption will have on the Company’s consolidated financial statements.
     On September 30, 2009, the Company adopted the new source of authoritative accounting principles, the Accounting Standards Codification™ (the Codification), established by the FASB. This new source of authoritative accounting principles recognized by the FASB is to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Accounting standards updates will not be authoritative in their own right as they will serve to update the Codification. This adoption did not impact the Company’s consolidated financial statements.
     In May 2009, the FASB changed the accounting for and disclosure of subsequent events, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The change in guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The change became effective for the Company and was adopted on July 1, 2009.

     In April 2009, the FASB issued guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This guidance became effective for the Company and was adopted on July 1, 2009. As the requirements under this guidance are consistent with our current practice, adoption did not have a material impact on the Company’s consolidated financial statements.
     In April 2009, the FASB changed guidance for all assets acquired and all liabilities assumed in a business combination that arise from contingencies. The guidance says that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. This standard was effective for the Company and adopted January 1, 2009. The impact was not material to the Company’s consolidated financial statements.
     In June 2008, the FASB issued guidance for determining whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Unvested securities are participating if the right to receive dividends or dividend equivalents will not be forfeited if the security does not vest. The guidance had to be applied retrospectively and was effective for the Company and adopted on January 1, 2009. The impact was not material to the Company’s consolidated financial statements.
     In April 2008, the FASB issued guidance for determining the useful life of intangible assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset, when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewals or extensions. The guidance was effective for the Company and adopted on January 1, 2009. The impact was not material to the Company’s consolidated financial statements.
     In March 2008, the FASB changed guidance to enhance disclosures for derivative instruments and hedging activities. The disclosures improve the transparency of financial reporting by showing adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. The changes were effective for the Company and adopted on January 1, 2009.
     On January 1, 2008, the Company adopted changes for defining fair value of financial assets and liabilities as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the guidance specifies that the fair value should be the exit price, or price received to sell the asset or liability as opposed to the entry price, or price paid to acquire an asset or assume a liability. In February 2008, the Financial Accounting Standards Board (“FASB”) delayed the effective date for changes in defining fair value for nonfinancial assets and liabilities, except for those that are disclosed in the condensed consolidated financial statements on a recurring basis. The changes to this guidance were effective for the Company and adopted on January 1, 2009. The impact was not material to the Company’s consolidated financial statements.
2. SENIOR SECURED NOTES
     The Company has an agreement with Bank of America which finances its senior secured notes (“2007 Notes”). The agreement also provides a $15 million revolver (“Revolver”) under which the Company can secure up to $5 million in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $1.6 million as a result of letters of credit the bank has issued. The Company has made principal payments of $4.3 million and $11.7 million on the 2007 Notes in the three and nine months ended September 30, 2009, respectively, reducing the outstanding principal to $63.8 million. The Company will make principal payments each quarter until the 2007 Notes are due in 2012 as noted in the table below.
     The interest rate on both the Revolver and the 2007 Notes is the one-month London Interbank Offered Rate (“LIBOR”) plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the 2007 Notes), and it is payable monthly. During the nine months ended September 30, 2009, the margin was 250 basis points and the average interest rate was 2.93%. The 2007 Notes and the Revolver are secured by the assets of the Company.
     Maturities of long-term debt for each of the next 3.25 years are as follows (in thousands):

Maturing
Year	Amounts
2009 (October 1, 2009-December 31, 2009)	$4,250
2010	$17,000
2011	$32,938
2012	$9,562

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
     On October 17, 2008, the Company entered into an interest rate swap agreement, with a large commercial bank, to effectively swap the one-month LIBOR interest rate for a fixed interest rate equal to 2.9% plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its EBITDA, through December 31, 2009. The interest rate swap is designated as a cash flow hedge and any unrealized gains or losses related to changes in the fair market value of the hedge will be recorded in other comprehensive income until realized. The interest rate swap had a notional value of $63.8 million and $75.4 million at September 30, 2009 and December 31, 2008, respectively, the principal amounts outstanding on the 2007 Notes for each period. Subsequent notional amounts are equal to the outstanding principal at the end of each month. The fair market value of the interest rate swap was a liability of $0.4 million at September 30, 2009 and a liability of $1.5 million at December 31, 2008. The fair value of the interest rate swap at September 30, 2009 is the amount expected to be realized in earnings in the next three months.
Theoretical Swap Derivative
The Company bifurcated the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock (“Series A-1 Preferred Stock”) issued in conjunction with the Princeton eCom acquisition on July 3, 2006 as required by GAAP. The Company determined that the embedded derivative is defined as the right to receive a fixed rate of return on the accrued, but unpaid dividends and the variable negotiated rate, which creates a theoretical swap between the fixed rate of return on the accrued, but unpaid dividends and the variable rate actually accrued on the unpaid dividends. This embedded derivative is marked to market at the end of each reporting period through earnings and an adjustment to other assets as required by the Derivative and Hedging Topic. There is no active market quote available for the fair value of the embedded derivative. Thus, management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.
     The following table presents the fair values of derivative instruments included within the condensed consolidated balance sheet at September 30, 2009 (in thousands):

	September 30, 2009
	Fair Value	Balance Sheet Location
Asset Derivatives:
Theoretical swap (1)	$4,554	Other assets

Liability Derivatives:
Interest rate swap (1)	$(428)	Other current liabilities

(1)	See Note 11, Fair Value Measurements, for a description of how the derivatives shown above are valued.
     The following tables present the amounts affecting the condensed consolidated statement of operations for the three and nine months ended September 30, 2009 (in thousands):

	Amount of gain (loss) recognized in income on
	derivative, pre tax
	Three Months	Nine Months
	Ended September 30	Ended September 30
Derivative Not Designated as Hedging Instrument:
Theoretical Swap (1)	$694	$(8)

	Amount of loss recognized in OCI on		Amount of loss reclassified from OCI into
	derivative, after tax		income, pre tax
	Three Months	Nine Months	Three Months	Nine Months
	Ended September 30	Ended September 30	Ended September 30	Ended September 30
Derivative Cash Flow Hedging Relationships:
Interest Rate Swap (2)	$201	$715	$451	$1,358

(1)	See Note 11, Fair Value Measurements, for additional information. The loss recognized in income is included in interest expense

(2)	See Note 10, Components of Comprehensive Loss for additional information. The loss reclassified from OCI to income is included in interest expense.

4. REDEEMABE CONVERTIBLE PREFERRED STOCK
Series A-1 Redeemable Convertible Preferred Stock
     Pursuant to the restated certificate of incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 3,000,000 shares of preferred stock in one or more series. Of these 3,000,000 shares of preferred stock, 75,000 shares have been designated Series A-1. The Series A-1 Preferred Stock has a redemption value of 115% of the face value of the stock, on or after seven years from the date of issuance, or July 3, 2013. The Company recognized $0.4 million for each of the three months ended September 30, 2009 and 2008 and $1.2 million for each for the nine months ended September 30, 2009 and 2008 respectively, to adjust for the redemption value at maturity.
     Additionally, the Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. For each of the three months and nine months ended September 30, 2009 and 2008, $1.5 million and $4.5 million, respectively of preferred stock accretion was recognized in the condensed consolidated statements of operations, for the 8% per annum cumulative dividends. The right to receive the accrued, but unpaid dividends is based on a variable interest rate, and as such the difference between the fixed and variable rate of returns is a theoretical swap derivative. The Company bifurcates this feature and accretes it to the Series A-1 Preferred Stock over the life of the security. For the three months ended September 30, 2009 and 2008, $0.2 million and $0.1 million, respectively, of preferred stock accretion expense were recognized, and for the nine months ended September 30, 2009 and 2008, $0.6 million and $0.4 million, respectively, of preferred stock accretion were recognized for the theoretical swap derivative in the condensed consolidated statement of operations.
     Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is being accreted back to the redemption value of the Series A-1 Preferred Stock through July 2013, and generated an additional $0.2 million and $0.5 million of preferred stock accretion for each of the three months and nine months ended September 30, 2009 and 2008, respectively, in the condensed consolidated statements of operations.
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
     The Company changed the way it determines operating results of the business segments at the end of 2008. The Company allocated $2.2 million and $6.3 million of system operations and other processing costs, included in costs of revenues, from the eCommerce segment to the Banking segment in the three and nine months ended September 30, 2008, respectively, to reflect the change in the utilization of these resources.
     The results of operations from these reportable segments were as follows for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Banking	eCommerce	Corporate(1)	Total
Three months ended September 30, 2009:
Revenues	$22,793	$13,801	$—	$36,594
Costs of revenues	11,220	7,596	—	18,816

Gross profit	11,573	6,205	—	17,778
Operating expenses	5,458	4,594	3,774	13,826

Income (loss) from operations	$6,115	$1,611	$(3,774)	$3,952

Three months ended September 30, 2008:
Revenues	$24,048	$14,085	$—	$38,133
Costs of revenues	11,930	7,649	—	19,579

Gross profit	12,118	6,436	—	18,554
Operating expenses	6,698	5,629	4,134	16,461

Income (loss) from operations	$5,420	$807	$(4,134)	$2,093

Nine months ended September 30, 2009:
Revenues	$68,723	$44,894	$—	$113,617
Costs of revenues	33,701	24,795	—	58,496

Gross profit	35,022	20,099	—	55,121
Operating expenses	17,874	15,023	13,249	46,146

Income (loss) from operations	$17,148	$5,076	$(13,249)	$8,975

Nine months ended September 30, 2008:
Revenues	$71,392	$43,090	$—	$114,482
Costs of revenues	35,132	23,676	—	58,808

Gross profit	36,260	19,414	—	55,674
Operating expenses	20,932	17,565	14,210	52,707

Income (loss) from operations	$15,328	$1,849	$(14,210)	$2,967

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

6. INVESTMENTS
     The Company’s investment in the Columbia Strategic Cash Portfolio (the “Fund”) was liquidated in September 2009. The value of the investment was $0.0 million and $2.0 million at September 30, 2009 and December 31, 2008, respectively. During the nine months ended September 30, 2009, the Company received $2.1 million in liquidation payments from the Fund administrator and recognized a gain of $0.1 million. During the nine months ended September 30, 2008, the Company received $5.7 million in liquidation payments from the Fund administrator and recognized a loss of $0.1 million related to the payments. The Company also recognized a loss of less than $0.1 million for the nine months ended September 30, 2008 related to the fair value of the investment in the Fund, as other expense in the condensed consolidated statement of operations.
7. STOCK BASED COMPENSATION
     At September 30, 2009, the Company had three stock-based employee compensation plans, which are described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company used the modified-prospective transition method, as required, to recognize compensation costs; which include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the estimated grant date fair value, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the estimated grant-date fair value. The compensation expense for stock-based compensation was $1.1 million and $1.0 million for the three months ended and $3.3 million and $4.0 million for the nine months ended September 30, 2009 and 2008, respectively. A portion of the stock based compensation cost has been capitalized as part of software development costs. For the three months ended September 30, 2009 and 2008, approximately $38,000 and $30,000, respectively, was capitalized as part of software development costs. For the nine months ended September 30, 2009 and 2008, approximately $142,000 and $137,000, respectively, was capitalized as part of software development costs.
Stock Options
     The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Dividend yield	—	—	—	—
Expected volatility	64%	53%	62%	51%
Risk-free interest rate	2.63%	3.38%	1.90%	3.37%
Expected life in years	5.1	6.3	5.8	5.8
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
     A summary of stock option activity under the 1989, 1999 and 2005 Plans as of September 30, 2009, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2009	2,952	$6.14
Granted	734	$3.53
Exercised	(230)	$2.97
Forfeited or expired	(153)	$12.45

Outstanding at September 30, 2009	3,303	$5.49	4.0	$6,432

Vested or expected to vest at September 30, 2009	3,268	$5.50	4.0	$6,350
Exercisable at September 30, 2009	2,191	$5.69	3.2	$4,044
     During the second quarter of 2008, the stockholders approved the 2005 Amended and Restated Restricted Stock and Option Plan (“2005 Plan”), which increased the number of authorized shares under the 2005 Plan from 1,700,000 to 3,500,000. The amended 2005 Plan was filed by the Company on Form 8-K with the Securities and Exchange Commission on April 22, 2008.
     The weighted-average grant-date fair value of options granted was $3.58 and $3.99 per share during the three months ended September 30, 2009 and 2008, respectively and $2.01 and $5.31 per share for the nine months ended September 30, 2009 and 2008, respectively. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the grant price. The intrinsic value of options exercised in the three months ended September 30, 2009 and 2008 was $0.1 million and $0.7 million, respectively, and $0.4 million and $1.6 million, respectively, for the nine months ended September 30, 2009 and 2008.
     As of September 30, 2009, there was $2.0 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. That cost is expected to be recognized over a weighted average period of 1.8 years.
     Cash received from option exercises under all share-based payment arrangements was $0.1 millions and $0.2 million for each of the three months ended September 30, 2009 and 2008, respectively, and $0.7 million and $0.8 million for the nine months ended September 30, 2009 and 2008, respectively. The tax benefits related to the deductions from option exercises of the share-based payment arrangements will be recognized when those deductions, currently being carried forward as net operating losses, reduce taxes payable.
Restricted Stock Units
     A summary of the Company’s non-vested restricted stock units as of the nine months ended September 30, 2009, and changes for the period then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2009	786	$11.06
Granted	1,235	$3.61
Vested	(299)	$10.80
Forfeited	(187)	$11.40

Non-vested at September 30, 2009	1,535	$5.22

     The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of September 30, 2009, there was $3.1 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 1.4 years.
8. INCOME TAXES
     The Company recorded income tax expense based on the estimated effective tax rate for the full year. The Company’s effective tax rate was 25.3% and 30.6% for the three months ended September 30, 2009 and 2008, respectively and 33.2% and 12.2% for the first nine months of 2009 and 2008, respectively. The year over year change in the effective tax rate relates primarily to permanent differences and state taxes. The permanent items primarily include interest expense for the accretion of the Series A-1 Preferred Stock and changes in investment activity in the Columbia Strategic Cash Portfolio.
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
9. NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) available to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$2,713	$766	$3,920	$(1,613)
Preferred stock accretion	2,325	2,237	6,861	6,614

Net income (loss) available to common shareholders	$388	$(1,471)	$(2,941)	$(8,227)

Weighted average shares outstanding used in calculation of net loss available to common stockholders per share:
Basic	30,048	29,211	29,898	29,013
Dilutive stock options	1,498	—	—	—

Diluted	31,546	29,211	29,898	29,013

Net income (loss) available to common stockholders per share:
Basic	$0.01	$(0.05)	$(0.10)	$(0.28)
Diluted	$0.01	$(0.05)	$(0.10)	$(0.28)
     Approximately 8,443,768 and 7,580,909 shares of common stock equivalents for the three months ended September 30, 2009 and 2008, and approximately 8,541,372 and 7,480,408 shares of common stock equivalents for the nine months ended September 30, 2009 and 2008, respectively were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.
10. COMPONENTS OF COMPREHENSIVE NET INCOME (LOSS)
     Shown below are items defined as comprehensive income (loss) that are separately classified in the financial statements. The following table reconciles the Company’s net income (loss) available to common stockholders and its total comprehensive net income (loss) for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss) available to common stockholders	$388	$(1,471)	$(2,941)	$(8,227)
Other comprehensive income (loss):
Realized loss on hedging activity	451	59	1,358	195
Net unrealized loss on hedging activity	(201)	—	(715)	(4)

Comprehensive net income (loss)	$638	$(1,412)	$(2,298)	$(8,036)

11. FAIR VALUE MEASUREMENTS
          Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, fair value should be the exit price, or price received to sell the asset or liability as opposed to the entry price, or price paid to acquire an asset or assume a liability.
     The following is a fair value hierarchy used for measuring fair value. The hierarchy prioritizes inputs for valuation techniques used to measure fair value into three categories:
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
     The tables below show how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at September 30, 2009
	Quoted
	Prices in
	Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$20,614	$—	$—	$20,614
Investment in Strategic Cash Fund(1)	—	—	—	—
Theoretical swap derivative(2)	—	—	4,554	4,554

	$20,614	$—	$4,554	$25,168

Financial liabilities (in thousands):
Interest Rate Swap(3)	—	(428)	—	(428)

	$—	$(428)	$—	$(428)

	Fair Value Measurements at December 31, 2008
	Quoted
	Prices in
	Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$11,030	$—	$—	$11,030
Investment in Strategic Cash Fund(1)	—	—	2,009	2,009
Theoretical swap derivative(2)	—	—	4,562	4,562

	$11,030	$—	$6,571	$17,601

Financial liabilities (in thousands):
Interest Rate Swap(3)	—	(1,454)	—	(1,454)

	$—	$(1,454)	$—	$(1,454)

(1)	Includes the Company’s short and long-term investment in the Columbia Strategic Cash Fund (“the Fund”) that was converted to a net asset value basis in December 2007 primarily due to liquidity issues. The Company’s investment in the Columbia Strategic Cash Portfolio (the “Fund”) was liquidated in September 2009. The Fund’s value at December 31, 2008 was primarily the fair market value for the Fund’s investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities. The multiple investments included in the Fund were no longer trading and therefore the prices were not observable in the marketplace. As such, fair value of the Fund was assessed through review of current investment ratings, as available, and evaluation of the liquidation value of assets held by each investment and their subsequent cash redemptions. This assessment from multiple indicators of fair value was then discounted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Fund.

(2)	Represents the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock issued in conjunction with the Princeton eCom acquisition on July 3, 2006. Management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.

(3)	On October 17, 2008, the Company entered into an interest rate swap agreement, with a large commercial bank, to effectively swap the one-month LIBOR interest rate for a fixed interest rate equal to 2.9%. The fair market value of the interest rate swap is measured using the discounted present value of the forecasted one month LIBOR, an observable market input.

     The following tables are summaries of the Company’s financial assets that use Level 3 inputs to measure fair value (in thousands):

	Strategic
	Cash	Theoretical
	Fund	Swap
	Investment	Derivative
Balance as of January 1, 2009	$2,009	$4,562
Realized and unrealized gain/(loss) (1)	91	(8)
Redemptions (2)	(2,100)	—

Balance as of September 30, 2009	$—	$4,554

	Strategic
	Cash	Theoretical
	Fund	Swap
	Investment	Derivative
Balance as of January 1, 2008	$9,135	$988
Realized and unrealized (loss)/gain(1)	(163)	689
Redemptions(2)	(5,713)	—

Balance as of September 30, 2008	$3,259	$1,677

(1)	The realized and unrealized gains and losses are included as other (expense) income in the condensed consolidated statements of operations for the nine months ended September 30, 2009 and September 30, 2008.

(2)	Redemptions are payments received by the Company for partial liquidation of the Columbia Strategic Cash Fund.

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
OVERVIEW
     We provide outsourced web- and phone- based financial technology services branded to financial institution, biller, card issuer and creditor clients and their millions of consumer end-users. We currently derive approximately 80% of our revenues from payments and 20% from other services including account presentation, relationship management, professional services, and custom software solutions. End-users may access and view their accounts online and perform various self-service functions. They may also make electronic bill payments and funds transfers utilizing our unique, real-time debit architecture, ACH and other payment methods. Our value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive online channel for our clients. Further, we provide professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services.

     We currently operate in two business segments — Banking and eCommerce. The operating results of these business segments exclude general corporate overhead expenses and intangible asset amortization. Within each business segment, we face differing opportunities, challenges and risks. In our Banking segment we have the opportunity to deploy the new and enhanced products we have developed to deepen the relationships we have with our existing clients. Our differentiated account presentation and payments products, as well as our ability to deliver a full suite of remote delivery financial services, provide the opportunity for us to increase market share particularly among mid-sized financial institutions. In the bank market, a very large percentage of financial institutions now offer internet banking and bill payment to their customers. We therefore face competition in our efforts to obtain new clients from other established providers of these services. The end-user base within these clients is not highly penetrated, however, so we benefit from continuing adoption increases.
     Additionally, financial service providers have recently been adversely affected by significant illiquidity and credit tightening trends in the financial markets in which they operate. Unfavorable economic conditions adversely impacting those types of business could have a material adverse effect on our business.
     In our eCommerce segment, there are still a significant number of potential clients who do not offer services such as those we are in a position to provide to their customer base. Further, the competition to provide these services is more fragmented than it is in the banking market. These factors provide us with the opportunity to expand our client base. We also offer an innovative debt collection product that is attractive to a number of large and mid-sized potential clients. For a portion of our eCommerce business, our revenue is tied to the value of the payment being made which exposes us to the impact of economic factors on these payments. We also continuously monitor the potential risks that we face due to the interfaces we have with, and our reliance on, various payments networks.
     Across our markets, we are exposed to interest rate risk as we earn float interest in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. We also closely monitor covenant and other compliance requirements under our debt and preferred stock agreements, as well as other potential risks associated with our capital structure.
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
     Registered end-users using account presentation, bill payment or both, and the payment transactions executed by those end-users are the major drivers of our revenues. At September 30, 2009 in comparison to December 31, 2008, the number of users of our account presentation services decreased 3%, and the number of users of our payment services increased 13%, for an overall 8% increase in users. The decline in account presentation services users is primarily due to the departure of a card account presentation services client in the second quarter of 2008.
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
     As a network-based service provider, we have made substantial up-front investments in infrastructure, particularly for our proprietary systems. We invested approximately $5.0 million for the nine months September 30, 2009, and $7.4 million and $6.3 million for the years ended December 31, 2008 and 2007, respectively. These investments were made to create new products, enhance the functionality of existing products and improve our infrastructure. Product enhancements allow us to remain competitive, retain existing clients and attract new clients. New products allow us to increase revenue and attract new clients. Infrastructure investments allow us to leverage ongoing advances in technology to improve our operating efficiency and capture cost savings.
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

Results of Operations
     The following table presents the summarized results of operations for our two reportable segments, Banking and eCommerce. We changed the way we determine operating results of the business segments at the end of 2008. We allocated $2.2 million and $6.3 million of system operations and other processing costs, included in costs of revenues, from the eCommerce segment to the Banking segment in the three and nine months ended September 30, 2008, respectively, to reflect the change in the utilization of these resources. (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenues:
Banking	$22,793	62%	$24,048	63%	$68,723	60%	$71,392	62%
eCommerce	13,801	38%	14,085	37%	44,894	40%	43,090	38%

Total	$36,594	100%	$38,133	100%	$113,617	100%	$114,482	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
Gross profit:
Banking	$11,573	51%	$12,118	50%	$35,022	51%	$36,260	51%
eCommerce	6,205	45%	6,436	46%	20,099	45%	19,414	45%

Total	$17,778	49%	$18,554	49%	$55,121	49%	$55,674	49%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating expenses:
Banking	$5,458	40%	$6,698	41%	$17,874	39%	$20,932	40%
eCommerce	4,594	33%	5,629	34%	15,023	32%	17,565	33%
Corporate(1)	3,774	27%	4,134	25%	13,249	29%	14,210	27%

Total	$13,826	100%	$16,461	100%	$46,146	100%	$52,707	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
Income from operations:
Banking	$6,115	27%	$5,420	23%	$17,148	25%	$15,328	21%
eCommerce	1,611	12%	807	6%	5,076	11%	1,849	4%
Corporate(1)	(3,774)		(4,134)		(13,249)		(14,210)

Total	$3,952	11%	$2,093	5%	$8,975	8%	$2,967	3%

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008
Revenues
     We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues decreased $1.5 million, or 4%, to $36.6 million for the three months ended September 30, 2009.

	Three Months Ended
	September 30,		Change
	2009(1)	2008(1)	Difference(1)%
Revenues:
Account presentation services	$2,083	$1,860	$223	12%
Payment services	28,971	30,518	(1,547)	(5)%
Relationship management services	2,015	2,074	(59)	(3)%
Professional services and other	3,525	3,681	(156)	(4)%

Total revenues	$36,594	$38,133	$(1,539)	(4)%

Payment metrics:
Banking payment transactions	38,524	39,062	(538)	(1)%
Biller payment transactions	15,123	12,967	2,156	17%

Notes:

(1)	In thousands
     Account Presentation Services. Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased $0.2 million, to $2.1 million due to net new clients of approximately $0.2 million.
     Payment Services. Both the Banking and eCommerce segments contribute to payment services revenues, which decreased $1.5 million to $29.0 million for the three months ended September 30, 2009 from $30.5 million in the prior year quarter. The decrease was related to declines in interest rates which reduced float interest revenue by approximately $1.0 million and net client losses of approximately $1.3 million offset by an increase in biller payment transactions and revenue from new products.
     Relationship Management Services. Primarily composed of revenues from the Banking segment, relationship management services revenues was $2.0 million in the third quarter ended 2009, which is approximately the same amount from the same period of 2008.
     Professional Services and Other. Both the Banking and eCommerce segments contribute to professional services and other revenues, which decreased $0.2 million, or by 4%. Revenues from professional services decreased by approximately $0.3 million due to the timing of certain fees being earned in the last quarter of the current year which were earned in the 3rd quarter of the prior year. This was offset by an increase of approximately $0.1 million due to increased users and transactions for our Money HQ, Quicken, and mobile banking products.

Costs and Expenses

	Three Months Ended
	September 30,		Change
	2009(1)	2008(1)	Difference(1)%
Revenues	$36,594	$38,133	$(1,539)	(4)%
Costs of revenues	18,816	19,579	(763)	(4)%

Gross profit	17,778	18,554	(776)	(4)%
Gross margin	49%	49%
Operating expenses
General and administrative	6,955	7,984	(1,029)	(13)%
Sales and marketing	4,624	6,021	(1,397)	(23)%
Systems and development	2,247	2,456	(209)	(9)%

Total operating expenses	13,826	16,461	(2,635)	(16)%

Income from operations	3,952	2,093	1,859	89%
Other (expense) income
Interest income	22	111	(89)	(80)%
Interest and other expense	(343)	(1,100)	757	69%

Total other (expense) income	(321)	(989)	668	68%

Income before tax provision	3,631	1,104	2,527	229%
Income tax provision	918	338	580	172%

Net income	2,713	766	1,947	254%
Preferred stock accretion	2,325	2,237	88	4%

Net income (loss) available to common stockholders	$388	$(1,471)	$1,859	126%

Net income (loss) available to common stockholders per share:
Basic	$0.01	$(0.05)	$0.06	120%
Diluted	$0.01	$(0.05)	$0.06	120%
Shares used in calculation of net loss available to common stockholders per share:
Basic	30,048	29,211	837	3%
Diluted	31,546	29,211	2,335	8%

Notes:

(1)	In thousands except for per share amounts.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues decreased by $0.8 million to $18.8 million for the three months ended September 30, 2009, from $19.6 million for the same period in 2008. This decrease is primarily due to reduced staff costs of approximately $0.3 million and net client losses of approximately $0.4 million.
     Gross Profit. Gross profit decreased $0.8 million for the three months ended September 30, 2009 to $17.8 million, and gross margin remained constant at 49%.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses decreased $1.0 million, or 13%, to $7.0 million for the three months ended September 30, 2009. The decrease was due to reduced salary and benefit expenses related to cost containment initiatives.
     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses decreased $1.4 million, or 23%, to $4.6 million for the three months ended September 30, 2009. The primary reasons for the decrease is reduced amortization expense of $0.4 million related to our customer lists, reduced salary and benefit expenses related to cost containment initiatives of approximately and reduced partnership commissions.

     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses decreased by $0.2 million, or 9%, to $2.2 million for the three months ended September 30, 2009. The decrease is primarily due to reduced staff expense.
     Income from Operations. Income from operations increased $1.9 million, or 89%, to $4.0 million for the three months ended September 30, 2009. The increase is primarily due to lower salary and benefits and reduced amortization related to our customer lists.
     Interest Income. Interest income decreased $0.1 million for the three months ended September 30, 2009 due to lower average interest earning cash balances and lower average interest rates.
     Interest and Other Expense. Interest and other expense decreased by $0.8 million for the three months ended September 30, 2009 primarily due to a greater increase in the fair market value of the theoretical swap derivative, in the current period compared to the prior period, of $0.5 million, and lower interest expense of $0.2 million primarily due to a lower senior note balance, as the Company continues to make quarterly principal payments.
     Income Tax Provision (Benefit). We recognized tax expense for the three months ended September 30, 2009 as a result of $3.6 million of income before income taxes generated during the third quarter of 2009. Our effective tax rate for the period was 25.3%. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent items and state taxes. The permanent items primarily include interest expense for the accretion of the Series A-1 Preferred Stock and changes in investment activity in the Columbia Strategic Cash Portfolio.
     Preferred Stock Accretion. The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased primarily as a result of higher interest costs related to the escalation accrual associated with the Series A-1 Preferred Stock. The escalation accrual represents a money-market rate of interest on the accrued, but unpaid, dividends.
     Net Income (Loss) Available to Common Stockholders. Net income available to common stockholders increased $1.9 million to a net income available to common stockholders of $0.4 million for the three months ended September 30, 2009, compared to a net loss available to common stockholders of $1.5 million for the three months ended September 30, 2008. Basic and diluted net income available to common stockholders per share was $0.01 for the three months ended September 30, 2009, compared to basic and diluted net loss available to common stockholders per share of $0.05 for the three months ended September 30, 2008. Basic and diluted shares outstanding increased by 3% and 8%, respectively, as a result of shares issued in connection with the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008
Revenues
     Revenues decreased $0.9 million, or 1%, to $113.6 million for the nine months ended September 30, 2009.

	Nine Months Ended
	September 30,		Change
	2009(1)	2008(1)	Difference(1)%
Revenues:
Account presentation services	$5,877	$6,121	$(244)	(4)%
Payment services	90,126	92,480	(2,354)	(3)%
Relationship management services	6,055	6,091	(36)	(1)%
Professional services and other	11,559	9,790	1,769	18%

Total revenues	$113,617	$114,482	$(865)	(1)%

Payment metrics:
Banking transactions	114,870	119,893	(5,023)	(4)%
Biller payment transactions	44,680	37,183	7,497	20%

Notes:

(1)	In thousands
     Account Presentation Services. Both the Banking and eCommerce segments contribute to account presentation services revenues, which decreased 4%, or $0.2 million, to $5.9 million. The decrease is due to the departure of a large card account presentation services client in April 2008 partially offset by net new clients of approximately $0.6 million.
     Payment Services. Both the Banking and eCommerce segments contribute to payment services revenues, which decreased $2.4 million for the nine months ended September 30, 2009, from $92.5 million in the same period of the prior year. This decrease was related to significant declines in interest rates which reduced float interest revenue by approximately $3.5 million and to net client losses of approximately $3.0 million in 2008. The decrease in float interest was partially offset by increased revenue related to biller payment transactions and new products.
     Relationship Management Services. Primarily composed of revenues from the Banking segment, relationship management services revenues did not change, remaining at $6.1 million for the nine months ended September 30, 2009 and 2008.
     Professional Services and Other. Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased by $1.8 million, or by 18%. Revenues from professional services and other fees increased due to acceleration of professional service fees related to a discontinued project of approximately $0.8 million, higher cancellation fees of approximately $0.6 million, and increased users and transactions for our Money HQ, Quicken, and mobile banking products of approximately $0.4 million.

Costs and Expenses

	Nine Months Ended
	September 30,		Change
	2009(1)	2008(1)	Difference(1)%
Revenues	$113,617	$114,482	$(865)	(1)%
Costs of revenues	58,496	58,808	(312)	(1)%

Gross profit	55,121	55,674	(553)	(1)%
Gross margin	49%	49%
Operating expenses
General and administrative	23,564	26,528	(2,964)	(11)%
Sales and marketing	15,952	18,681	(2,729)	(15)%
Systems and development	6,630	7,498	(868)	(12)%

Total operating expenses	46,146	52,707	(6,561)	(12)%

Income from operations	8,975	2,967	6,008	202%
Other (expense) income
Interest income	104	433	(329)	(76)%
Interest and other expense	(3,209)	(5,237)	2,028	39%

Total other (expense) income	(3,105)	(4,804)	1,699	35%

Income (loss) before tax provision (benefit)	5,870	(1,837)	7,707	420%
Income tax provision (benefit)	1,950	(224)	2,174	971%

Net income (loss)	3,920	(1,613)	5,533	343%
Preferred stock accretion	6,861	6,614	247	4%

Net loss available to common stockholders	$(2,941)	$(8,227)	$5,286	64%

Net loss available to common stockholders per share:
Basic	$(0.10)	$(0.28)	$0.18	64%
Diluted	$(0.10)	$(0.28)	$0.18	64%
Shares used in calculation of net loss available to common stockholders per share:
Basic	29,898	29,013	885	3%
Diluted	29,898	29,013	885	3%

Notes:

(1)	In thousands except for per share amounts.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues decreased by $0.3 million to $58.5 million for the nine months ended September 30, 2009, from $58.8 million for the same period in 2008. This decrease is due to reduced staff, partnership commissions, and maintenance costs.
     Gross Profit. Gross profit decreased $0.6 million for the nine months ended September 30, 2009 to $55.1 million, and gross margin was 49% for the first nine months of 2009 and 2008. Costs of revenues were decreased proportional to the decrease in revenue.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses decreased $3.0 million, or 11%, to $23.6 million for the nine months ended September 30, 2009 due to the reduction of consulting and audit fees of approximately $1.5 million, reduced salary and benefit expenses related to cost containment initiatives of approximately $1.0 million, reduced deprecation and amortization of approximately $0.6 million, and the change in estimated forfeitures of certain equity compensation awards of approximately $0.2 million, offset by costs incurred related to the proxy contest initiated by hedge fund Tennenbaum Capital Partners.
     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses decreased $2.7 million, or 15%, to $16.0 million for the nine months ended September 30, 2009. The primary reasons for the decrease are reduced amortization expense of $1.4 million related to our customer lists and reduced partnership commissions.
     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses decreased by $0.9 million, or 12%, to $6.6 million for the nine months ended September 30, 2009. The decrease is primarily due to lower use of consultants, lower salary and benefits expenses, related cost containment initiatives, and higher capitalized costs.
     Income from Operations. Income from operations increased $6.0 million, or 202%, to $9.0 million for the nine months ended September 30, 2009. The increase is primarily due to lower salary and benefit expenses.
     Interest Income. Interest income decreased $0.3 million to $0.1 million for the nine months ended September 30, 2009 due to lower average interest rates.
     Interest and Other Expense. Interest and other expense decreased by $2.0 million primarily due to an expense in the prior year period of $1.6 million and no expense in the current year period related to the mark-to-market valuation of the ITS price protection.
     Income Tax Provision (Benefit). We recognized tax expense for the nine months ended September 30, 2009 as a result of $5.9 million of income before income taxes generated during the period. Our effective tax rate for the period was 33.2%. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent items and state taxes. The permanent items primarily include interest expense for the accretion of the Series A-1 Preferred Stock and changes in investment activity in the Columbia Strategic Cash Portfolio.
     Preferred Stock Accretion. The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased primarily as a result of higher interest costs related to the escalation accrual associated with the Series A-1 Preferred Stock. The escalation accrual represents a money-market rate of interest on the accrued, but unpaid, dividends.
     Net Loss Available to Common Stockholders. Net loss available to common stockholders decreased $5.3 million to a net loss available to common stockholders of $2.9 million for the nine months ended September 30, 2009, compared to a net loss available to common stockholders of $8.2 million for the nine months ended September 30, 2008. Basic and diluted net loss available to common stockholders per share was $0.10 for the nine months ended September 30, 2009, compared to basic and diluted net loss available to common stockholders per share of $0.28 for the nine months ended September 30, 2008. Basic and diluted shares outstanding increased by 3% as a result of shares issued in connection with the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan.
LIQUIDITY AND CAPITAL RESOURCES
     Since inception, we have primarily financed our operations through cash generated from operations, private placements and public offerings of our common and preferred stock and the issuance of debt. Cash and cash equivalents were $30.7 million and $23.0 million at September 30, 2009 and December 31, 2008, respectively. The $7.8 million increase in cash and cash equivalents is primarily from $23.7 million of operating activities net of $6.7 million of property and equipment purchases and $11.7 million in senior note payments.
     Net cash provided by operating activities was $23.7 million for the nine months ended September 30, 2009. This represented a $7.6 million increase in cash provided by operating activities compared to the same prior year period, which was primarily the result of net income increase of $5.5 million, an increase in deferred tax expense of $1.8 million, and a change in fair value of theoretical swap derivative of $0.7 million; partially offset by a net decrease in consumer deposits receivables and payables of $2.3 million.
     Net cash used by investing activities for the nine months ended September 30, 2009 was $4.6 million, which was the result of capital expenditures of $6.7 million offset by $2.1 million in liquidation payments from our investment in the Columbia Strategic Cash Portfolio Fund.
     Net cash used by financing activities was $11.3 million for the nine months ended September 30, 2009, which was primarily the result of a principal payment on our 2007 Notes of $11.7 million offset by $0.4 million in payments received from stock option exercises.
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
     We currently believe that cash on hand and the cash we expect to generate from operations will be sufficient to meet our current anticipated cash requirements for at least the next twelve months. There can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required.

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
     We earn float interest in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. As such, the float interest earned is classified as payment services revenue in our condensed consolidated statements of operations. This float interest revenue is exposed to changes in the general level of U.S. interest rates as it relates to the balances of these clearing accounts. The float interest totaled $0.1 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively and $0.7 million and $4.2 million for the nine months ended September 30, 2009 and 2008, respectively. If there was a change in interest rates of one percent as of September 30, 2009, revenues associated with float interest would have increased by approximately $0.5 million and $1.5 million, respectively, for the three and nine months ended September 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES
     Our management is responsible for establishing and maintaining disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, and for internal controls over financial reporting.
     (a) As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management including our CEO and CFO as appropriate to allow timely decisions regarding disclosures.
     (b) There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter (as required by Exchange Act Rules 13a-15(d) and 15d-15(d)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our risk factor entitled “ Efforts by the Series A-1 Preferred Stockholders to alter the strategic direction of the Company and elect alternative nominees to our Board of Directors may adversely affect the Company’s business and financial performance” has been modified to reflect the May 6, 2009 election of new members to our Board of Directors. The modified risk factor reads as follows:
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
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
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
Date: November 2, 2009
	By:	/s/ Matthew P. Lawlor
Matthew P. Lawlor
Chairman and Chief Executive Officer (Principal Executive Officer)

ONLINE RESOURCES CORPORATION
Date: November 2, 2009
	By:	/s/ Catherine A. Graham
Catherine A. Graham
Executive Vice President and Chief Financial Officer (Principal Financial Officer)