Form 10-K
period 2009-12-31
ONLINE RESOURCES CORP
filed 2010-03-10
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to $6.24 as of the last business day of the registrant’s most recently completed second fiscal quarter was $187 million.

As of March 4, 2010, the registrant had 30,374,120 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

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

Business Overview

Online Resources provides outsourced, web- and phone-based financial technology services to financial institution, biller, card issuer and creditor clients to fulfill banking and payment services to their millions of consumer end-users. Through our award winning products and services, our customers enable their end-users to access and view their accounts online and perform various self-service functions including electronic bill payments and funds transfers, utilizing our unique, real-time debit architecture, ACH and other payment methods. We deliver our products and services to two primary vertical markets: Banking Services and e-Commerce Services.

•	Banking Services: For banks, credit unions and other depository financial institutions, we provide electronic bill payment and online banking services. Our electronic bill payment services provide customers a cost effective solution to process their transactions. Our online banking products include an integrated suite of web-based account presentation, payment, relationship management and professional services. Our solutions give our clients an enhanced experience for their users, the marketing processes to drive Internet channel adoption, and innovative products and services that help them maintain their competitive position. With Online Resources’ services, a financial institution’s web site enables its business and consumer end-users to consolidate information from multiple accounts and make bill payments to billers, merchants, or individuals, via their financial institution’s web site.

•	e-Commerce Services: For billers, card issuers and credit providers, we provide web- and phone-based account presentation, payment, relationship management and professional services. We enable consumer and business end-users to manage their account or make a payment to a single card issuer, credit provider or biller. For billers, we provide a full suite of payment options, including consolidation of incoming payments made by credit cards, signature debit cards, ACH and PIN-less debit via multiple access points such as online, interactive voice response, or IVR, and call center customer service representatives. The suite also includes bill presentment, convenience payments, flexible payment scheduling and other advanced payment and collection services.

Many of the bill payment services we offer to both our Banking and e-Commerce customers use our proprietary payments gateway, which leverages the nation’s real-time electronic funds transfer, also known as EFT, infrastructure. By debiting end-users’ accounts in real-time, we are able to improve the speed, cost and certainty of payments, while eliminating the risk that bills will be paid against insufficient funds.

We currently derive approximately 80% of our revenues from payments, which includes our on-line banking products, and 20% from other services. These other services include relationship management services to assist our customers in delivering a favorable user experience and drive a profitable and competitive online channel. In addition, these other services include professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services.

We believe our domain expertise fulfills the large and growing need among both smaller financial services providers, who lack the internal resources to build and operate web-based financial services, and larger providers and billers, who choose to outsource niche solutions in order to use their internal resources elsewhere. We also believe that, because our business requires significant infrastructure along with a high degree of flexibility, real-time solutions, and the ability to integrate financial information and transaction processing with a low tolerance for error, we provide a unique and differentiated service offering.

We are headquartered in Chantilly, Virginia. We also maintain operations facilities in Princeton, New Jersey, Parsippany, New Jersey, Woodland Hills, California, Columbus, Ohio and Pleasanton, California and an additional data center facility in Newark, New Jersey. We were incorporated in Delaware in 1989.

Our Industry

The Internet continues to grow in importance as an account presentation and payments channel for consumers and businesses, driven in part by the 24 hours a day, seven days a week access to financial services that it makes available. Offering services through this channel, as well as mobile and phone channels, allows financial services providers and billers to enhance their competitive positions and gain market share by retaining their existing end-users, aggressively attracting new ones and expanding the end-user relationship. As referenced in its July, 2009 report, US Online Banking: Forecast, 2009 to 2014, Forrester Research, a technology research and advisory firm, supported this growth proposition for the bank and credit union market when it estimated that the number of U.S. households banking online will grow from 53.8 million in 2009 to 66.1 million in 2014. Further, Forrester Research predicts that 65.9 million households will pay bills online in 2014, up from 48.3 million at the end of 2009, according to its October 2009 report, US Online Bill Payment Forecast: 2009 To 2014.

Financial services providers understand that access to their services through the Internet increases profitability. The advantages provided by a web-based channel include the opportunity to offer financial services to targeted audiences while reducing or eliminating workload, paper and other back office expenses associated with traditional distribution channels. Two landmark studies support this point, which remains the cornerstone business case for supporting this channel:

•	The Boston Consulting Group, a financial research and advisory firm, found in 2003 that online bill payment customers of depository financial institutions were up to 40 percent more profitable at the end of a 12-month period compared to those customers who did not pay bills online, because the online bill payment customers:

•	generate significantly higher revenues than offline customers by using more banking products and services and maintaining higher account balances;

•	cost less to serve because online users tend to utilize more self-service functions and therefore interact with the more costly retail branch and call center service channels less frequently than offline customers; and

•	are less likely to move their accounts to other financial institutions than offline customers.

•	Bank of America’s 2002 control group study found that online bill payers were 31% more profitable for the bank than non-bill payers. Bank of America also concluded that online bill payers were less likely to move their accounts to other banks. Consequently, Bank of America and many other large financial institutions eliminated their monthly end-user fees for online bill payment and launched aggressive marketing campaigns to promote adoption of the online channel. A growing majority of smaller financial institutions have also eliminated online bill payment fees and responded with similar marketing campaigns. This practice has since become standard practice for financial institutions, which is positive for companies like Online Resources because the elimination of online bill payment fees has generated significant increase in end-user adoption, more than offsetting any volume pricing discounts we may extend to our clients.

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

Many of the factors driving the outsourcing of web-based financial services in the depository financial institution market are also driving the outsourcing of similar services in the credit card issuer and processor market. For example, credit card issuers are reducing operating costs while increasing cardholder loyalty as a greater number of cardholders use the web to manage their credit card accounts. Forrester Research, a technology research and advisory firm, reported in its July 2009 How US Credit Card Customers Use and Rate Issuers’ Secure Sites that 73% of US online adults who own a credit card now manage one or more of their credit card accounts online.

In the biller market, use of the online channel is being driven primarily by the high cost of processing paper bills and checks. According to the Nilson Report, an estimated 19.9 billion paper checks were written in the United States in 2008, down from an estimated 37.6 billion in 2003. Approximately 60% of major billers today present electronic bills and an additional 30% of major billers have plans to do so, according to Tower Group, a financial services research advisory firm. Of an estimated 17.0 billion consumer bill payments that occurred in 2007, 33% were paid electronically compared to 23% in 2004 according to the US Postal Service. We believe increased consumer access to the Internet, and the continued cost to both the biller and the consumer of processing paper bills and checks, will continue to drive billers toward use of the web channel to provide and manage their payments.

The majority of financial services providers and billers that offer varying degrees of web-based services continue to consider technology to further improve operations and overall results. New obstacles, however, are created by adopting new technology which include:

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

Our Services

We provide our bank, credit union, biller and creditor clients with payments and other services that they, in turn, offer to end-users branded under their own names.

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

Our clients typically enter into long-term, recurring revenue contracts for our services. Most of our services generate revenues from recurring monthly fees charged to the clients. These fees are typically fixed amounts for applications access or hosting, variable amounts based on the number of end-users or volume of transactions on our system, or a combination of both. Clients also separately engage our professional services capabilities for enhancement and maintenance of their applications.

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

Payments Services.  For our financial institution clients, our web-based bill payment services may be bundled with our account presentation services or purchased as a stand-alone service integrated with a third-party account presentation solution. Our payments services for these clients are unique in the industry because they leverage the banking industry’s ATM infrastructure through our real-time EFT gateway, which consists of over 50 certified links to ATM networks and core processors. Through this proprietary technology, our clients take advantage of existing trusted systems, security, clearing, settlement, regulations and procedures. End-users of our web-based payment service benefit from a secure, reliable, real-time direct link to their accounts. This enables them to schedule transactions using our intuitive web user interface, including same-day, expedited payments. They can also obtain complete application support and payment inquiry processing through our customer care center. Additionally, clients offering our web-based payment services can enable their end-users to register for Money HQ sm and other services that we can offer through our web interfaces.

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

For other large billers and payment acquirers, we provide real-time account debit services via our EFT gateway, enabling them to obtain funds faster and eliminating the risk of non-sufficient funds.

Relationship Management Services.  Our relationship management services consist of the customer care services we maintain for our financial institution and biller clients, and the marketing programs we run on their behalf. Our customer care center, located in Chantilly, Virginia, responds to end-users’ questions relating to enrollment, transactions or technical support. End-users can contact one of approximately 115 consumer service representatives by phone, fax or e-mail 24 hours a day, seven days a week.

We view each interaction with an end-user or potential end-user as an opportunity to sell additional products that we or our clients offer. We use an integrated consumer management process that allows our traditionally small to mid-size financial institution and biller client base to offer not only comprehensive support solutions to its consumers but also creates a sales channel and increases adoption of web-based services. We believe this significant service is unique and differentiates us in the industry. This process combines data, technology and multiple consumer contacts to acquire, retain, and sell multiple services to customers of our financial institution and biller clients. Using this process, we help guide consumers through the online banking lifecycle, which ultimately results in more profits for our clients. The success of our proprietary process is evident in our rate of selling payments services to account presentation customers that is approximately double the industry average.

Professional Services.  Our professional services include highly customized software applications, such as account opening and lending for our financial institution clients, which enable them to acquire more consumers via the web channel and to enhance customer relationships. Our professional services also include implementation services, which convert existing data and integrate our platforms with the client’s legacy host system or third party core processor, and ongoing maintenance of client specific applications or interfaces. Additionally, we offer professional services intended to tailor our services to meet the clients’ specific needs, including customization of applications, training of client personnel, and information reporting and analysis.

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

Our Solution

In contrast to financial technology providers with narrower service sets, who must link with others to provide a full web channel offering, we are one of the few providers of vertically, and increasingly horizontally, integrated, proprietary account presentation, payments, relationship management and custom software services that enable our clients to maintain a competitive and profitable online channel. As an outsourcer, we provide economies of scale and technical expertise to our clients that may lack the resources to compete in the dynamic and complex financial services industry, or lack the ability to manage the growing payment vehicles and delivery methods enabled by the web channel. We believe our services provide our clients with a cost-effective means to retain and expand their end-user base, deliver and manage their services more efficiently and strengthen their end-user relationships, while competing successfully against offerings from other financial services providers and businesses. Our services are provided through the following:

Our Technology Infrastructure.  We connect to our clients, their core processors, their end-users and other financial services providers through our integrated communications, systems, processing and support capabilities. For our account presentation services, we employ both real-time and batch communications and processing to ensure reliable delivery of current financial information to end-users. For our payment services we use our proprietary process to ensure real-time funds availability and process payments through a real-time EFT gateway. This gateway consists of over 50 certified links to ATM networks and core processors, which in turn have real-time links to virtually all of the nation’s consumer checking accounts. These key links were established on a one-by-one basis throughout our history and enable us to access end-user accounts to draw funds and pay bills as requested. This gateway infrastructure has improved the cost, speed and quality of our bill payment services for the banking and credit union community and we believe differentiates us from others in the marketplace. We believe this infrastructure is difficult to replicate and creates a significant barrier to entry for potential payment services competitors. In addition, we incorporate ACH and other payment methods in our services.

Since our acquisitions of Princeton in July 2006 and ITS in August 2007, we have linked our real-time EFT gateway with access to the nation’s consumer checking accounts to the large networks of billers that had been established by Princeton and ITS. The result is one of the industry’s largest payments network linking financial institutions and billers. As billers move toward enabling real-time credits and we further integrate vertically, this network will enable faster payment delivery and posting for end-users, convenience fee revenue for banks and billers, and lower processing costs for us. Today, over 60% of bank electronic transactions are now “on us” with little or no incremental cost.

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

Continue to Grow Our Client Bases.  Our clients have traditionally been regional and community-based depository financial institutions with assets of under $10 billion. These small to mid-sized financial services providers are compelled to keep pace with the service and technology standards set by larger financial services providers in order to stay competitive, but often lack the capital and human resources needed to develop and manage the technology infrastructure required to provide web-based services. We have one of the industry’s largest network of billers who use us to provide payments and manage their complex payments mix, along with relationships with larger depository financial institutions. We have relationships with larger depository financial institutions along with the highly customizable applications and professional services expertise to support expansion in this market sector. We operate in the credit card market, servicing mid-sized credit card issuers, processors for smaller issuers and large issuers who use us to service one or more of their niche portfolios. In addition, we believe that our depository and credit card financial services providers and our biller clients can benefit from our flexible, cost-effective, and broadly networked technology, and we intend to continue to market and sell our services to those providers under long-term recurring revenue contracts.

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

Maintain and Leverage Technological Leadership.  We have a history of introducing innovative web-based financial services products for our clients. For example, we developed and currently obtain real-time funds through a proprietary EFT gateway with over 50 certified links to ATM networks and core processors. We were awarded additional patents covering the confidential use of payment information for targeted marketing that is integrated into our proprietary marketing processes. Our technology and integration expertise has further enabled us to be among the first to adopt an outsourced web-based account presentation capability, and we pioneered the integration of real-time payments and relationship marketing. Further, we have received recognition for innovation and excellence for specific products.

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

Our marketing department concentrates on two primary audiences: financial services providers and their end-users. Our corporate marketing team supports our sales efforts through marketing campaigns targeted at financial services provider and biller prospects. It also supports client business executives through marketing campaigns and events targeted at existing financial services provider and biller clients. Our consumer marketing team focuses on attracting and retaining end-users. It uses our proprietary integrated consumer management process, which combines consumer marketing expertise, cutting-edge technology using embedded software, and our multiple consumer contact points.

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

On January 26, 2010 we received a notice of allowance from the U.S. Patent and Trademark Office (USPTO), indicating that the USPTO will grant us a patent for application number 10/849,369, submitted on May 20, 2004. This application is a continuation of U.S. patent number 5,220,501, which was granted in June 1993 and expired in December 2009, covering our real-time EFT network-based payments process (the “’501 patent”). This continuation application covers a wide range of remote bill payment methods using a telecommunications link to communicate with bill payment processors and debit and credit card networks. Although the term of this continuation application would normally have expired with expiration of the ‘501 patent in December 2009, the USPTO has granted a patent term adjustment of approximately 3 years to account for delays in the review of the application. As a result, the patent for application 10/849,369 will not expire until December 2012.

As noted above, the ‘501 patent expired in December 2009. In addition, two continuing applications of the ‘501 patent, U.S. Patent numbers 6,202,054 and 7,076,458, which expanded the claims of the ‘501 patent to address a broader scope of Internet banking applications that use ATM network-compatible messaging, also expired. As a result of the expiration of these patents, we no longer have the ability to prevent current or potential competitors from mimicking our methods for using the ATM networks to make real-time debits and credits, increasing the speed of their Internet bill payment services and reducing a competitive advantage. The strict requirements of certifying to the ATM networks, time required to do so and know how needed to execute these non-standard transactions effectively, would still provide significant barriers to competitors trying to duplicate our network connections and methodologies.

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

In the banking market, we compete with specialized providers of web-based software and services and diversified financial technology providers, such as banking core processors, who bundle web capabilities with their other offerings. Specialized web-based providers include Digital Insight (an Intuit company), S1 Corporation, FundsXpress (a First Data company) and Corillian (a Fiserv company), who sell banking account presentation capabilities and partner with others (including ourselves) for bill payment and other services. Specialized web-based bill payment providers include CheckFree (a Fiserv company), Fidelity Information

Systems and iPay. Specialized web-based bill presentment providers include firms such as Yodlee, who integrate their aggregation technology and direct links to billers with a third-party payment partner.

Other competition in the small and mid-sized banking market includes diversified financial technology providers, particularly banking core processors such as Fiserv, FIS, Jack Henry, John Harland and Open Solutions. These core processors typically have one or more account presentation platforms with varying levels of capability. Some core processors, including, Fiserv and FIS, also have captive bill payment capabilities. Other diversified financial technology providers, such as CashEdge and Intuit, compete with aspects of our business using their presentment and funds transfer products and services.

In the eCommerce market, we compete with web and telephone-based providers including biller and remittance service providers, credit card account presentation providers, and self-service collection software and services. Competition in the biller market includes JP Morgan Chase (through its Paymentech affiliate), First Data, CheckFree (a Fiserv company), FIS, Aliaswire, Cleartran, DST Output and other diversified remittance and lockbox providers such as banks. We also compete with expedited payments providers, who provide billers and their customers with same day payments, sometimes charging the consumer a convenience fee. These competitors include Fiserv’s BillMatrix and Western Union’s Speedpay, as well as the captive expedited payment capabilities of our more diversified competitors. There are also several providers that compete with us in the bill presentment arena. These include Oracle’s eDocs, which does not have an outsourced payment processing capability, Kubra, whose solution combines bill printing and payment, and Harbor Payments, which focuses on business-to-business invoice presentment and payment.

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

Additionally, there are Internet financial services providers supporting brokerage firms, credit card issuers, insurance and other financial services companies. There are also Internet financial portals, such as Quicken.com and MSN, who offer bill payment and aggregate consumer financial information from multiple financial institutions. Suppliers to these remote financial services providers potentially compete with us.

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

In the future, federal, state or foreign agencies may attempt to regulate our activities. For example, Congress could enact legislation to regulate providers of electronic commerce services as retail financial services providers or under another regulatory framework. The Federal Reserve Board may adopt new rules and regulations for electronic funds transfers that could lead to increased operating costs and could also reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance. Because of the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and federal or state authorities could enact laws, rules or regulations affecting our business operations. We also may be subject to federal, state and foreign money transmitter laws, encryption and security export laws and regulations and state and foreign sales and use tax laws. If enacted or deemed applicable to us, such laws, rules or regulations could be imposed on our activities or our business thereby rendering our business or operations more costly, burdensome, less efficient or impossible, any of which could have a material adverse effect on our business, financial condition and operating results.

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

Employees

At December 31, 2009, we had 646 employees. None of our employees are represented by a collective bargaining arrangement. We believe our relationship with our employees is good.

Available Information

For more information about us, visit our web site at www.orcc.com. Our electronic filings with the U.S. Securities and Exchange Commission, or SEC (including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to these reports) are available free of charge through our web site as soon as reasonably practicable after we electronically file with or furnish them to the SEC.

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

Risks Related to Our Business

We cannot be sure that we will achieve profitability in future periods.

Although we first achieved profitability in the third quarter of 2002, we have experienced some unprofitable quarters since that time and cannot be certain that we can be profitable in all future periods. Unprofitable quarters may be due to the loss of a large client, acquisition of additional businesses or other factors. For example, we have had unprofitable quarters since our acquisition of Princeton due to increased cash and non-cash expenses associated with that acquisition and its financing. Although we believe we have achieved economies of scale in our operations, if growth in our revenues does not significantly outpace the increase in our operating and non-operating expenses, we may not be profitable in future periods. Recent economic and market conditions have adversely impacted the financial services industry, particularly banks and credit unions.

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

To market our services to end-users, we require the consent, and often the assistance, of our clients. We generally charge our clients fees based on the number of their end-users who have enrolled with our clients for the services we provide or on the basis of the number of transactions those end-users generate. Therefore, end-user adoption of our services affects our revenue and is important to us. Because our clients offer our services under their name, we must depend on those clients to get their end-users to use our services. Although we offer extensive marketing programs to our clients, our clients may decide not to participate in our programs or our clients may not effectively market our services to their end-users. Any failure of our clients to allow us to effectively market our services could have a material adverse effect on our business.

Demand for low-cost or free online financial services and competition may place significant pressure on our pricing structure and revenues and may have an adverse effect on our financial condition.

Although we charge our client institutions for the services we provide, our clients offer many of the services they obtain from us, including account presentation and bill payments, to their end-users at low cost or for free. Clients and prospects may therefore reject our services in favor of those offered by other companies if those companies offer more competitive prices. Thus, market competition may place significant pressure on our pricing structure and revenues and may have an adverse effect on our financial condition.

If we are unable to expand or adapt our services to support our clients’ and their end-users’ needs, our business may be materially adversely affected.

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

The continuing consolidation of the financial services industry could result in a smaller market for our bank-related services. Consolidation frequently results in a change in the systems of, and services offered by, the combined entity. If any of our financial service provider clients is acquired, this could result in the termination of our services and related products if the acquirer has its own in-house system or outsources to our competitors. This would also result in the loss of revenues from actual or potential retail end-users of the acquired financial services provider.

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

Our quarterly revenues, expenses and operating results may vary from quarter to quarter in the future based upon a number of factors, many of which are not within our control. Although our revenue model is based largely on recurring revenues, the actual amount of revenue in any period is derived from actual end-user counts and the volume of transactions conducted by those end-users in that period. The number of our total end-users and the number of total transactions they conduct are affected by many factors, many of which are beyond our control, including the number of new user registrations, end-user turnover, loss of clients, and general consumer trends. Our results of operations for a particular period may be adversely affected if the revenues based on the number of end-users or transactions forecasted for that period are less than expected. As a result, our operating results may fall below market analysts’ expectations in some future quarters, which could have a material adverse effect on the market price of our stock.

Goodwill recorded on our balance sheet may become impaired, which could have a material adverse effect on our operating results.

As a result of acquisitions we have undertaken, we have recorded a significant amount of goodwill. We evaluate at least annually the potential impairment of goodwill that was recorded at each acquisition date. Testing for impairment of goodwill involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Circumstances could change which would give rise to an impairment of the value of that recorded goodwill. Examples of these circumstances could be continued deterioration of market conditions or a reduction in our share price, a change in discount rates or a change in our expectations of future results. Any impairment would be charged as an expense to the statement of operations which could have a material adverse effect on our operating results.

Our limited ability to protect our proprietary technology and other rights may adversely affect our ability to compete.

We rely, and have relied, on a combination of patent, copyright, trademark and trade secret laws, as well as third-party nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. There can be no assurance that these protections will be adequate to prevent our competitors from copying or reverse-engineering our products, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Although we hold registered United States patents and trademarks covering certain aspects of our technology and our business, we cannot be sure of the level of protection that these patents and trademarks will provide. We may have to resort to litigation to enforce our intellectual property rights, to protect trade secrets or know-how, or to determine their scope, validity or enforceability. Enforcing or defending our proprietary technology is expensive, could cause diversion of our resources and may not prove successful.

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

In addition to the direct impact of any such claims on our business, results of operations and financial condition, potential negative reactions to any such claims could adversely impact our revenue and our relations with customers, suppliers, investors and others.

System failures could hurt our business and we could be liable for some types of failures the extent or amount of which cannot be predicted.

Like other system operators, our operations are dependent on our ability to protect our system from interruption caused by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond our control. We maintain our own and outsourced offsite disaster recovery facilities for our primary data centers. In the event of major disasters, both our primary and backup locations could be equally impacted. We do not currently have sufficient backup facilities to provide full services if our primary facilities are not functioning. We could also experience system interruptions due to the failure of our systems to function as intended or the failure of the systems we rely upon to deliver our services, such as: ATM networks, the Internet, the systems of financial institutions, processors that integrate with our systems and other networks and systems of third parties. Loss of all or part of our systems or the systems of third parties with which our systems interface for a period of time could have a material adverse effect on our business. We may be liable to our clients for breach of contract for interruptions in service. Due to the numerous variables surrounding system disruptions, we cannot predict the extent or amount of any potential liability.

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

Data networks are also vulnerable to attacks, unauthorized access and disruptions. For example, in a number of public networks, hackers have bypassed firewalls and misappropriated confidential information. It is possible that, despite existing safeguards, an employee or hacker could divert end-user funds while these funds are in our control, exposing us to a risk of loss or litigation and possible liability. In dealing with numerous end-users, it is possible that some level of fraud or error will occur, which may result in erroneous external payments. Losses or liabilities that we incur as a result of any of the foregoing could have a material adverse effect on our business.

The potential obsolescence of our technology or the offering of new, more efficient means of conducting account presentation and payments services could negatively impact our business.

The industry for web-based account presentation and payments services is subject to rapid change. Our success will depend substantially upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing client and end-user requirements and incorporate technological advancements. If we are unable to develop new products and enhanced functionalities or technologies to adapt to these changes or, if we cannot offset a decline in revenues of existing products by sales of new products, our business would suffer.

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

In December 2009, our long-time chief executive officer, Matthew P. Lawlor, retired from his position as CEO. As of the date of this report our board of directors has not appointed a permanent replacement for Mr. Lawlor. The continuing search for, and transition to, a new chief executive officer could distract our existing management team and may ultimately lead to changes in corporate strategy. These changes may negatively impact our ability to meet key corporate and financial objectives, which could adversely affect our business, results of operations and financial condition.

Our recent change of chief executive officer may be viewed negatively and have an adverse impact on our business.

Our board of directors recently appointed Raymond T. Crosier, our president and chief operating officer, to act as interim chief executive officer to replace Matthew P. Lawlor, our former CEO, until a replacement for Mr. Lawlor is identified. Investors, employees, customers, suppliers, and others could react negatively to the retirement of Mr. Lawlor, the appointment of Mr. Crosier as his interim replacement or the board of directors’ permanent replacement as our chief executive officer. Since his retirement we have been in discussions with Mr. Lawlor regarding the terms of a separation agreement and, as of the date of this report, we have not reached agreement with Mr. Lawlor. Our relationship with Mr. Lawlor is currently adversarial and Mr. Lawlor might initiate litigation against the company. In addition, Mr. Lawlor owns a significant number of shares of our common stock and could pursue a proxy fight or otherwise attempt to influence the affairs of the company. The potential negative reactions related to the changes in our chief executive officer position and any litigation or proxy fight initiated by Mr. Lawlor could adversely impact our revenue, capital needs, ability to retain employees, relations with customers, suppliers, investors, and others, and business in general.

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

Our services require interaction with several privately-operated financial networks. Each of these networks has its own evolving set of operating rules governing various aspects of the business we do with them, including transaction eligibility, data formatting, record keeping and processing and pricing methodology. For reasons of confidentiality, some of these networks also limit our access to their operating rules, making the task of compliance more difficult. Additionally, we can also be held accountable for compliance by our clients if they access these networks through us.

Our operating agreements with these networks give them the right to perform periodic examinations of our compliance with their operating rules. They have the sole authority to interpret these rules and can require us to stop or change anything we do that they consider non-compliant. Failure to comply with a network’s operating rules, or a disagreement with a network’s examiners regarding our compliance, could result in financial penalties, the inability to access the network or the loss of certain clients or lines of business using services relying on such network, each of which could adversely affect our revenue and profits. If we have to modify our services to maintain compliance, or if we cannot access a network, our services reliant on such network could become less valuable to our clients, we could be prohibited from providing such services or our operations could become more costly, each of which could adversely affect our revenues and profits.

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

We could be affected by future laws or regulations enacted in response to climate change concerns and other actions.

Although we may not be directly affected by current cap and trade laws and current requirements to reduce emissions, we could be in the future. However, we could also be affected indirectly by increased prices for goods or services provided to us by companies that are directly affected by these laws and regulations and pass their increased costs through to their customers. Additionally, to comply with potential future changes in environmental laws and regulations, we may need to incur additional costs. At this time, we cannot estimate what impact such costs may have on our results of operations and financial position.

We are exposed to costs and risks associated with complying with corporate governance and disclosure standards.

We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including but not limited to, the Sarbanes-Oxley Act of 2002, other SEC regulations and Nasdaq Global Select Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent registered public accounting firm. We document and test our internal control systems and procedures and consider improvements that may be necessary in order for us to comply with the requirements of Section 404. This process requires us to hire outside advisory services and results in significant expenses for us. In addition, the evaluation and attestation processes required by Section 404 are conducted annually. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that our controls over financial reporting are not effective as defined under Section 404 in the future, investor perceptions of our Company may be adversely affected and could cause a decline in the market price of our stock.

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

Risks Related to Our Capital Structure

Our stock price is volatile.

The market price of our common stock has been subject to significant fluctuations and may continue to be volatile in response to:

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates or ratings by securities analysts;

•	conditions or trends in the Internet and online commerce industries;

•	changes in the economic performance and/or market valuations of other Internet, online service industries;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	recent and potential proxy fights;

•	additions or departures of key personnel;

•	future equity or debt offerings or acquisitions or our announcements of these transactions; and

•	other events or factors, many of which are beyond our control.

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

We have issued shares of our common and convertible preferred stock in connection with certain acquisitions and may issue additional shares of our common stock in connection with future acquisitions. For example, we issued shares of convertible preferred stock to a single investor group as a part of the financing for our acquisition of Princeton which are currently convertible into 4.6 million shares of common stock. We also have over 4.8 million shares of common stock that may be issued upon the exercise of stock options and or vesting of restricted stock, and over an additional 0.9 million shares reserved for the future issuance under our equity compensation plan and our employee stock purchase program. We cannot predict the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of equity compensation grants), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

We have a significant amount of debt and redeemable preferred stock which will have to be repaid and may adversely affect our financial performance.

In connection with our acquisition of Princeton in 2006, we incurred $85 million in debt and issued $75 million in redeemable preferred stock. Our debt balance at December 31, 2009 is approximately $48.8 million. The Company’s Series A-1 Preferred Stock is carried at its fair value at inception adjusted for accretion of unpaid dividends and interest accruing thereon, the 115% redemption price, the original fair value of the bifurcated embedded derivative, and the amortized portion of its original issuance costs, which approximates its redemption value. At December 31, 2009 its carrying value was $100.6 million. The principal and interest we pay on the debt and the amounts we accrete to the redeemable preferred stock reduce our earnings and our cash flows. The reduction of our earnings associated with this debt and redeemable preferred stock could have an adverse impact on the trading price of our shares of common stock.

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

After the seventh anniversary of the original issue date of our shares of Series A-1 Preferred Stock, which will occur in July 2013, the holders of such shares have the right to require us to repurchase their shares, if then outstanding, at 115% of the original issue price of these shares and a cumulative dividend at 8% per annum of the original issuance price with an interest factor thereon based upon the iMoneyNet First Tier Institutional Average. Upon the election of this right of redemption, we may not have the necessary funds to redeem the shares and we may not have the ability to raise funds for this purpose on favorable terms or at all. Our obligation to redeem these shares could have an adverse impact on our financial condition and upon the operations of our business.

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

We held a special meeting of our stockholders on November 24, 2009. We solicited proxies for the meeting pursuant to Regulation 14 under the Exchange Act. The following proposal was the only proposal voted on at the meeting:

Proposal One.  To increase the number of shares reserved under the plan from 3.5 million to 4.3 million and to increase the number of permitted “full value awards” under the plan from 2.625 million to 3.425 million.

20,838,832 shares of the Company’s common stock and preferred stock (on an as-converted basis) were represented in person or by proxy, constituting a quorum. The vote on the resolution before the meeting, the amendment of the Company’s Amended and Restated 2005 Restricted Stock and Option Plan, was as follows:

For	Against	Abstain

17,348,063	3,354,172	136,597

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the NASDAQ National Market on June 4, 1999 and now trades on the NASDAQ Global Select Market under the symbol “ORCC”. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated, as reported by NASDAQ:

	2009		2008
Fiscal Quarter Ended	High	Low	High	Low

First Quarter	$4.69	$2.85	$12.01	$9.09
Second Quarter	6.36	3.71	10.47	8.35
Third Quarter	6.86	4.87	10.26	6.84
Fourth Quarter	6.49	5.06	7.65	2.00

The market price of our common stock is highly volatile and fluctuates in response to a wide variety of factors. For additional information, see Item 1A., Risk Factors — Our Stock Price is Volatile included in this Annual Report on From 10-K.

On December 31, 2009, we had approximately 126 holders of record of common stock. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

We have not paid any cash dividends on our common stock and currently intend to retain any future earnings for use in our business. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

For information regarding securities authorized for issuance under the our equity compensation plans, see Note 15, Equity Compensation Plans, in the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

	Number of securities		Number of securities
	to be issued upon		remaining available for
	exercise of	Weighted-average	future issuance under
	outstanding options,	exercise price of	equity compensation plans
	warrants and rights	outstanding options,	(excluding securities
	(a)	warrants and rights	reflected in column(a))

Equity compensation plans approved by security holders	3,168,779	$3.22	755,367
Equity compensation plans not approved by security holders	1,607,675	$4.82	—

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data set forth below with respect to Online Resources’ Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 and with respect to Online Resources’ Consolidated Balance Sheets at December 31, 2009 and 2008 are derived from the audited Consolidated Financial Statements of Online Resources Corporation, which are included in Item 8, Consolidated Financial Statements and Supplementary Data in this Annual Report on Form 10-K. Consolidated Statements of Operations data for the fiscal years ended December 31, 2006 and 2005 and Consolidated Balance Sheet data at December 31, 2007, 2006 and 2005 are derived from Consolidated Financial Statements of Online Resources not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements, the related Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Year Ended December 31,
	(In thousands, except per share amounts)
	2009	2008	2007	2006	2005

Statement of Operations Data:
Revenues:
Service fees	$134,651	$138,278	$121,364	$81,573	$52,383
Professional services and other	17,212	13,364	13,768	10,163	8,118

Total revenues	151,863	151,642	135,132	91,736	60,501
Cost of revenues	77,260	77,353	64,083	41,317	26,057

Gross profit	74,603	74,289	71,049	50,419	34,444

General and administrative	31,140	33,445	28,933	19,780	13,664
Sales and marketing	20,747	24,207	23,446	18,009	8,680
Systems and development	9,394	9,906	9,196	7,382	4,204

Total expenses	61,281	67,558	61,575	45,171	26,548

Income from operations	13,322	6,731	9,474	5,248	7,896
Other (expense) income	(4,057)	(3,637)	(11,231)	(3,992)	1,301

Income (loss) before income tax provision (benefit)	9,265	3,094	(1,757)	1,256	9,197
Income tax provision (benefit)(1)	4,135	1,175	(12,703)	935	(13,466)

Net income	5,130	1,919	10,946	321	22,663
Preferred stock accretion	9,208	8,873	8,302	4,309	—

Net (loss) income available to common stockholders	$(4,078)	$(6,954)	$2,644	$(3,988)	$22,663

Net (loss) income available to common stockholders per share:
Basic	$(0.14)	$(0.24)	$0.10	$(0.16)	$0.97
Diluted	$(0.14)	$(0.24)	$0.09	$(0.16)	$0.88
Shares used in calculation of net (loss) income to common stockholders per share:
Basic	29,947	29,111	27,153	25,546	23,434
Diluted	29,947	29,111	29,150	25,546	25,880
Balance Sheet Data:
Cash, cash equivalents and investments(2)	$22,907	$23,978	$22,362	$32,154	$55,864
Working capital	31,067	24,243	17,625	41,483	61,688
Total assets	308,490	323,677	340,717	286,591	115,596
Notes payable, less current portion	40,500	59,500	75,438	85,000	—
Other long-term liabilities	6,888	6,377	6,508	9,565	5,229
Total liabilities	68,205	94,149	120,005	111,148	12,560
Redeemable convertible preferred stock	100,623	91,415	82,542	72,108	—
Stockholders’ equity	139,662	138,113	138,170	103,335	103,036

(1)	Includes a $13.7 million release of valuation allowance in 2007 related to federal net operating losses. Includes $0.2 million release of valuation allowance in 2008 related to state net operations losses.

(2)	Includes a $1.0 million short-term investment in the Columbia Strategic Cash Portfolio fund in 2008. For additional information, see Note 5, Investments, in the Notes to the consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

The following discussion should be read in conjunction with Item 8, Consolidated Financial Statements and Supplementary Data, included in this Annual Report on Form 10-K. This discussion contains forward-

looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under Risk Factors contained in Item 1A, in this Annual Report on From 10-K.

OVERVIEW

We provide outsourced, web and phone- based financial technology services to financial institution, biller, card issuer and creditor clients and their millions of consumer end-users. We currently derive approximately 80% of our revenues from payments and 20% from other services including account presentation relationship management, professional services, and custom software solutions. End-users may access and view their accounts online and perform various web-based self-service functions. They may also make electronic bill payments and funds transfers, utilizing our unique, real-time debit architecture, ACH and other payment methods. Our value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for our clients. Further, we have professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services.

We currently operate in two business segments — Banking and eCommerce. The operating results of these business segments exclude general corporate overhead expenses. Within each business segment, we face differing opportunities, challenges and risks. In our Banking segment we have the opportunity to deploy the new and enhanced products we have developed to deepen the relationships we have with our existing clients. Our differentiated account presentation and payments products, as well as our ability to deliver a full suite of remote delivery financial services, provide the opportunity for us to increase market share particularly among mid-sized financial institutions. In the bank market, a very large percentage of financial institutions now offer internet banking and bill payment to their customers. We therefore face competition in our efforts to obtain new clients from other established providers of these services. The end-user base within these clients is not highly penetrated, however, so we benefit from continuing adoption increases.

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

Across our markets, we are exposed to interest rate risk as we earn interest income from the bill payment funds in transit we hold on behalf of our end-users. We also closely monitor covenant and other compliance requirements under our debt and preferred stock agreements, as well as other potential risks associated with our capital structure.

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

Registered end-users using account presentation, bill payment or both, and the payment transactions executed by those end-users are the major drivers of our revenues. Since December 31, 2008, the number of users of our account presentation services increased 1%, and the number of users of our payment services increased 18%, for an overall 12% increase in users.

The following table summarizes users and payment services transactions:

			Increase/
	Period Ended December 31,		(Decrease)
	2009	2008	Change	%

Account presentation users (000s):
Banking segment	1,371	1,360	11	1%
eCommerce segment	2,509	2,493	16	1%

Enterprise	3,880	3,853	27	1%
Payment services users (000s):
Banking segment	4,861	3,693	1,168	32%
eCommerce segment	6,417	5,905	512	9%

Enterprise	11,278	9,598	1,680	18%
Total users (000s):
Banking segment	5,917	4,820	1,097	23%
eCommerce segment	8,926	8,398	528	6%

Enterprise	14,843	13,218	1,625	12%
Payment services transactions (000s):
Banking segment	152,656	159,268	(6,612)	−4%
eCommerce segment	60,101	50,585	9,516	19%

Enterprise	212,757	209,853	2,904	1%

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

As a network-based service provider, we have made substantial up-front investments in infrastructure, particularly for our proprietary systems. We invested approximately $6.2 million, $7.4 million, and $6.4 million for the years ended December 31, 2009, 2008, and 2007, respectively. These investments were made to create new products, enhance the functionality of existing products and improve our infrastructure. Product enhancements allow us to remain competitive, retain existing clients and attract new clients. New products allow us to increase revenue and attract new clients. Infrastructure investments allow us to leverage ongoing advances in technology to improve our operating efficiency and capture cost savings.

While we continue to incur ongoing development and maintenance costs, we believe the infrastructure we have built provides us with significant operating leverage. We continue to automate processes and develop applications that allow us to make only small increases in labor and other operating costs relative to increases in customers and transactions. We believe our financial and operating performance will be based primarily on our ability to leverage additional end-users and transactions over this relatively fixed cost base. We do not incur material research and development costs.

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

Revenue Recognition Policy.  We generate revenues from service fees, professional services and other supporting services as a financial technology services provider in the Banking and eCommerce markets. Service fee revenues are generally comprised of account presentation services, payment services and relationship management services. Many of our contracts contain monthly user fees, transaction fees and new user registration fees for the account presentation services, payment services and relationship management services we offer that are often subject to monthly minimums, all of which are classified as service fees, for account presentation, payment, relationship management and professional services, in our consolidated statements of operations. Additionally, some contracts contain fees for relationship management marketing programs which are also classified as service fees in our consolidated statements of operations. These services are not considered separate deliverables. Fees for relationship management marketing programs, monthly user and transaction fees, including the monthly minimums, are recognized in the month in which the services are provided or, in the case of minimums, in the month to which the minimum applies. We recognize service fee revenue when all of the following criteria are met: a) persuasive evidence of an arrangement exists; b) delivery has occurred or services have been rendered; c) the seller’s price to the buyer is fixed or determinable; and d) collectibility is reasonably assured. Revenues associated with services that are subject to refund are not recognized until such time as the exposure to potential refund has lapsed.

We collect funds from end-users and aggregate them in clearing accounts, which are not included in our consolidated balance sheets, as we do not have ownership of these funds. For certain transactions, funds may remain in the clearing accounts until a payment check is deposited or other payment transmission is accepted by the receiving merchant. We earn interest on these funds for the period they remain in the clearing accounts. The collection of interest on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. This interest totaled $0.8 million, $5.0 million and $10.3 million for the years ended December 31, 2009, 2008 and 2007, respectively and is classified as payment service revenue in our consolidated statements of operations.

Professional services revenues consist of implementation fees associated with the linking of our financial institution clients to our service platforms through various networks, along with web development and hosting fees, training fees, communication services and sales of software licenses and related support. When we provide access to our service platforms to the customer using a hosting model, revenues are recognized in accordance GAAP. The implementation and web hosting services are not considered separate deliverables. Revenues from web development, web hosting, training and communications services are recognized over the term of the contract as the services are provided.

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

When we provide services to the customer through the delivery of software, revenues from the sale of software licenses, services and related support are recognized when there is persuasive evidence that an arrangement exists, the fee is fixed or determinable, collectibility is probable and the software has been delivered, provided that no significant obligations remain under the contract. We have multiple-element software arrangements that typically include support services, in addition to the delivery of software. For these arrangements, we recognize revenues using the residual method. Under the residual method, the fair value of the undelivered elements, based on vendor specific objective evidence of fair value, is deferred. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenues related to the delivered elements. We determine the fair value of the undelivered elements based on the amounts charged when those elements are sold separately. For sales of software that require significant production, modification or customization, we recognize revenues using the percentage-of-completion method. The percentage-of-completion is measured based on the percentage of labor effort incurred to date to estimated total labor effort to complete delivery of the software license. Changes in estimates to complete and revisions in overall profit estimates on these contracts are charged to our consolidated statements of operations in the period in which they are determined. We record any estimated losses on contracts immediately upon determination. Revenues related to support services are recognized on a straight-line basis over the term of the support agreement.

Most contracts can be terminated by our clients within a specific period, typically thirty to sixty days following notice by the client. Our contracts contain termination fees which generally, at a minimum, cover our remaining incremental costs and deferred costs related to the contract. We have not historically incurred losses on terminated contracts.

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

Allowance for Doubtful Accounts.  The provision for losses on accounts receivable and allowance for doubtful accounts are recognized based on our estimate, which considers our historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data and financial health of specific customers. During the year ended December 31, 2009, we reserved an additional $16,000 of accounts receivable during the year to reflect a balance of $100,000 at year end. This represents management’s estimate of the probable losses in the accounts receivable balance at December 31, 2009. While the allowance for doubtful accounts and the provision for losses on accounts receivable depend to a large degree on future conditions, management does not forecast significant adverse developments in 2010.

Income Taxes.  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income during the carryforward period. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. The net operating loss carryforwards expire from 2021-2026. Management believes that the Company will generate sufficient taxable income over the next four years to recover the net operating loss carryforwards and it is more likely than not that they will recover net operating losses prior to their expiration.

As a result of a positive taxable income trend during 2006 and 2007 and projected taxable income over the next five years, in 2007 we reversed deferred tax valuation allowances of $29.4 million. This reversal resulted in recognition of an income tax benefit totaling $13.7 million for the year ended December 31, 2007. The remaining $15.7 million was related to valuation allowances accrued in purchase accounting and therefore did not benefit earnings when reversed. In addition, we reversed $31.1 million of our gross deferred tax asset and the related deferred tax asset valuation allowance after electing to waive Princeton net operating losses that were deemed not realizable during 2007.

In 2008, based on the positive taxable income trend in New Jersey and projected taxable income over the next five years, the Company reversed approximately $1.9 million of valuation allowance against state net operating loss carryforwards. This reversal resulted in recognition of an income tax benefit totaling $0.2 million for the year ended December 31, 2008. The remaining $1.7 million was related to valuation allowance established in purchase accounting and therefore resulted in a reduction of goodwill when reversed. In 2008, we established a deferred tax asset valuation of approximately $0.3 million related to realized and unrealized capital losses from our investment in the Columbia Strategic Cash Portfolio. Our estimates of future taxable income represent critical accounting estimates because such estimates are subject to change and a downward adjustment could have a significant impact on future earnings.

Cost of Internal Use Software and Computer Software to be Sold.  We capitalize the cost of computer software developed or obtained for internal use. Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the development stage. We expense costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are being depreciated on a straight-line basis over an estimated useful life of three to seven years upon being placed in service.

We capitalize the cost of computer software to be sold. Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is ready for general release to customers. We capitalized approximately $6.2 million of software development costs and amortized approximately $6.8 million of capitalized computer software for the year ended December 31, 2009.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets.  We evaluate the recoverability of our identifiable intangible assets, goodwill and other long-lived assets. We assess the recoverability of our goodwill at least on an annual basis and when events or circumstances indicate a potential impairment. When assessing the recoverability of our goodwill, we use the income method to determine the fair value of our two reporting units, Banking and eCommerce, based upon our forecasted discounted cash flows. The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage our operations. We use undiscounted cash flows to assess the recoverability of our amortizable intangible and other long-lived assets, when events and circumstances indicate a potential impairment. The Company’s reporting units, Banking and eCommerce, have allocated goodwill of approximately $67.0 million and approximately $114.5 million, respectively, as of December 31, 2009.

We did not experience any impairment of goodwill or other intangible assets for the years ended December 31, 2009, 2008 or 2007. If market conditions continue to weaken, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material negative effect on our results of operations. Additionally, if our stock price declines from our stock price of $5.26 as of December 31, 2009, we could incur goodwill impairment charges.

The discounted cash flow approach we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a discount rate. Terminal values are also estimated and discounted to their present value.

We forecasted revenue, expenses, and cash flows over a five-year period for each of our reporting units. In projecting future cash flows, we considered factors including our historical growth rates and company-specific information such as forecasted sales and client retention. Based on these considerations, our assumed 2010 revenue growth rates were neutral followed by assumed revenue growth with an anticipated economic recovery in 2011. To arrive at our projected cash flows and resulting growth rates, we evaluated our historical operating results and current management initiatives to assess the reasonableness of our operating margin assumptions. We also calculated a “normalized” residual year which represents the perpetual cash flows of each reporting unit. The residual year cash flow was multiplied by market factors to estimate arrive at the terminal value of the reporting unit.

We also utilized the market approach to provide a test of reasonableness to the results of the discounted cash flow model. The market approach indicates the fair value of the invested capital of a business based on a company’s market capitalization and a comparison of the business to comparable publicly traded companies and transactions in its industry. One indication of the fair value of a business is the quoted market price in active markets for the debt and equity of the business. The quoted market price of equity multiplied by the number of shares outstanding yields the fair value of the equity of a business on a marketable, noncontrolling basis. We then apply a premium for control and add the estimated fair value of interest-bearing debt to indicate the fair value of the invested capital of the business on a marketable, controlling basis.

While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future.

The Company’s reporting units, Banking and eCommerce, have a carrying value of approximately $94 million and approximately $142 million, respectively, as of December 31, 2009. Banking and eCommerce have allocated goodwill of approximately $67.0 million and approximately $114.5 million, respectively, as of December 31, 2009. If the Company’s future revenue growth does not materialize, either because it fails to achieve sales forecasts or loses existing customers, or if it experiences changes in market factors such as discount rate or stock price, the fair value of one or both of the Company’s reporting units could be impacted. If the fair value for our Banking reporting unit declines approximately 59% from the December 31, 2009 fair value, or the fair value of our eCommerce reporting unit declines approximately 2% from the December 31, 2009 fair value, it is likely that we would incur goodwill impairment charges.

Theoretical Swap Derivative.  We bifurcated the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock (“Series A-1 Preferred Stock”) issued in conjunction with the Princeton eCom acquisition on July 3, 2006. We determined that the embedded derivative is defined as the right to receive a fixed rate of return on the accrued, but unpaid dividends and the variable negotiated rate, which creates a theoretical swap between the fixed rate of return on the accrued, but unpaid dividends and the variable rate actually accrued on the unpaid dividends. This embedded derivative is marked to market at the end of each reporting period through earnings and an adjustment to other assets. There is no active market quote available for the fair value of the embedded derivative. Thus, management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.

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

Derivative Instruments and Hedging Activities.  From time to time, we have entered into derivative instruments to serve as cash flow hedges for our debt instruments. The Company recognizes all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss and reclassified into operations in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income/expense in current operations during the period of change. Alternatively, a cash flow hedge is considered “perfectly effective” and the entire gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss and reclassified into operations in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Derivatives are reported on the balance sheet in other current and long-term assets or other current and long-term liabilities based upon when the financial instrument is expected to mature. Accordingly, derivatives are included in the changes in other assets and liabilities in the operating activities section of the statement of cash flows. Alternatively, derivatives containing a financing element are reported as a financing activity in the statement of cash flows.

Stock-Based Compensation.  Prior to January 1, 2006 no stock-based employee compensation cost was recognized in the consolidated statements of operations, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of stock-based compensation accounting pronouncements using the modified-prospective transition method. Under that transition method, compensation cost recognized from January 1, 2006 to December 31, 2009 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date estimated fair value, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, 2007, 2008 and 2009, based on the grant-date estimated fair. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. The expected volatility for stock options is based on historical volatility.

Recently Issued Pronouncements.

In October 2009, the Financial Accounting Standards Board, or FASB, changed its guidance for the accounting of certain revenue arrangements that include software elements. This authoritative guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The Company will adopt this authoritative guidance prospectively commencing in its first quarter of fiscal 2010. We are currently assessing the impact, if any, adoption of the guidance will have on the Company’s financial position or results of operations.

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

On September 30, 2009, the Company adopted the new source of authoritative accounting principles, the Accounting Standards Codificationtm (the Codification), established by the FASB. This new source of authoritative accounting principles recognized by the FASB is to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.

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

In April 2008, the FASB issued guidance for determining the useful life of intangible assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset , when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewals or extensions. The guidance was effective for the Company and adopted on January 1, 2009. The impact was not material to the Company’s consolidated financial statements.

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

Results of Operations

The following table presents the summarized results of operations for our two reportable segments, Banking and eCommerce (dollars in thousands):

	Year Ended December 31,
	2009		2008		2007
	Dollars	%	Dollars	%	Dollars	%

Revenues:
Banking	$93,187	61%	$94,557	62%	$100,119	74%
eCommerce	58,676	39%	57,085	38%	35,013	26%

Total	$151,863	100%	$151,642	100%	$135,132	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin

Gross profit:
Banking	$47,794	51%	$48,561	51%	$57,706	58%
eCommerce	26,809	46%	25,728	45%	13,343	38%

Total	$74,603	49%	$74,289	49%	$71,049	53%

	Dollars	%	Dollars	%	Dollars	%

Operating expenses:
Banking	$24,176	39%	$27,104	40%	$28,096	46%
eCommerce	19,644	32%	22,702	34%	18,535	30%
Corporate(1)	17,461	29%	17,752	26%	14,944	24%

Total	$61,281	100%	$67,558	100%	$61,575	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin

Income from operations:
Banking	$23,618	25%	$21,457	23%	$29,610	30%
eCommerce	7,165	12%	3,026	5%	(5,192)	−14%
Corporate(1)	(17,461)	—	(17,752)	—	(14,944)	—

Total	$13,322	9%	$6,731	4%	$9,474	7%

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues

We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues increased slightly by $0.2 million, or 0%, to $151.9 million for the year ended December 31, 2009, from $151.6 million in 2008.

	Years Ended December 31,		Change
	2009	2008	Difference	%

Revenues (in thousands):
Account presentation services	$8,198	$7,909	$289	4%
Payment services	118,291	122,301	(4,010)	−3%
Relationship management services	8,162	8,068	94	1%
Professional services and other	17,212	13,364	3,848	29%

Total revenues	$151,863	$151,642	$221	− %

Payment metrics (in thousands):
Banking payment transactions	152,656	159,268	(6,612)	−4%
Biller payment transactions	60,101	50,585	9,516	19%

Notes:

Account Presentation Services.  Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased 4%, or $0.3 million, to $8.2 million. The increase is due to net new clients of approximately $1.0 million offset by the departure of a card account presentation services client in April 2008 of approximately $0.7 million.

Payment Services.  Both the Banking and eCommerce segments contribute to payment services revenues, which decreased to $118.3 million for the year ended December 31, 2009 from $122.3 million in the same period of the prior year. The decrease was related to significant declines in interest rates which reduced float interest revenue by approximately $4.2 million. Additionally, user and license fees decreased by approximately $1.0 million. This was offset by an increase in transaction fees of approximately $1.2 million.

Relationship Management Services.  Primarily composed of revenues from the Banking segment, relationship management services revenues increased 1%, or $0.1 million, to $8.2 million.

Professional Services and Other.  Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased by $3.8 million, or 29%. Revenues from professional services and other fees increased due to higher cancellation fees of approximately $1.1 million, increased implementation fees of approximately $1.2 million, increased professional service fees of $0.8 million, increased expedited payment fees of $0.2 million and increased users and transactions for our Money HQ, Quicken, and mobile banking products of approximately $0.7 million partially offset by reduced account opening fees of approximately $0.3 million.

Costs and Expenses

	Years Ended December 31,		Change
	2009(1)	2008(1)	Difference(1)%

Revenues	$151,863	$151,642	$221	− %
Costs of revenues	77,260	77,353	(93)	− %

Gross profit	74,603	74,289	314	− %
Gross margin	49%	49%	− %	− %
Operating expenses
General and administrative	31,140	33,445	(2,305)	−7%
Sales and marketing	20,747	24,207	(3,460)	−14%
Systems and development	9,394	9,906	(512)	−5%

Total operating expenses	61,281	67,558	(6,277)	−9%

Income from operations	13,322	6,731	6,591	98%

Other (expense) income
Interest income	117	531	(414)	−78%
Interest and other expense	(4,174)	(4,168)	(6)	− %

Total other expense	(4,057)	(3,637)	(420)	−12%

Income before tax provision	9,265	3,094	6,171	199%
Income tax provision	4,135	1,175	2,960	252%

Net income	5,130	1,919	3,211	167%
Preferred stock accretion	9,208	8,873	335	4%

Net loss available to common stockholders	$(4,078)	$(6,954)	$2,876	41%

Net loss available to common stockholders per share:
Basic	$(0.14)	$(0.24)	$0.10	42%
Diluted	$(0.14)	$(0.24)	$0.10	42%
Shares used in calculation of net loss available to common stockholders per share:
Basic	29,947	29,111	836	3%
Diluted	29,947	29,111	836	3%

Notes:

(1)	In thousands except for per share amounts.

Costs of Revenues.  Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues decreased by $0.1 million to $77.3 million for the year ended December 31, 2009, from $77.4 million for the same period in 2008. The decrease is due to reduced salaries and benefits of $0.7 million, consulting costs of $0.2 million and maintenance costs of $1.0 million offset by an increase in amortization expense of approximately $1.7 million.

Gross Profit.  Gross profit increased $0.3 million for the year ended December 31, 2009 to $74.6 million, and gross margin was 49% for the years ended December 31, 2009 and 2008. The increase is due to a slight increase in revenue combined with a slight decrease in cost of revenues.

General and Administrative.  General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses decreased $2.3 million, or 7% to $31.1 million for the year ended December 31, 2009. The decrease was due to the reduction of consulting and audit fees of $1.3 million, reduced salary and benefit expenses related to cost containment initiatives of approximately $0.8 million, reduced depreciation and amortization of approximately $0.6 million, and the change in estimated forfeitures of certain equity compensation awards of approximately $0.1 million, offset by costs incurred related to the proxy contest of approximately $0.8 million.

Sales and Marketing.  Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses decreased $3.5 million, or 14%, to $20.7 million for the year ended December 31, 2009. The primary reason for the decrease are reduced amortization expense of $1.9 million related to our customer lists and reduced partnership commissions of approximately $1.2 million.

Systems and Development.  Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the development of new services and products and new technology to enhance existing products. Systems and development expenses decreased by $0.5 million, or 5%, to $9.4 million for the year ended December 31, 2009. The decrease is primarily due to higher capitalized costs of approximately $0.7 million, decreased communication costs of approximately $0.1 million, decreased repair and maintenance of approximately $0.1 million offset by increased consulting costs of approximately $0.2 million and increased amortization costs of approximately $0.2 million.

Income from Operations.  Income from operations increased $6.6 million, or 98%, to $13.3 million for the year ended December 31, 2009. The increase was primarily due to lower operating expenses in the current period.

Interest Income.  Interest income decreased $0.4 million to $0.1 million for the year ended December 31, 2009 due to lower average interest rates.

Interest and Other Expense.  Interest and other expense remained constant at $4.2 million due primarily to a mark-to-market valuation of the ITS put valuation in 2008 of approximately $1.7 million expense, a decrease in interest expense of approximately $1.2 million, and an increase to other income of approximately $0.6 million offset by a decrease mark-to-market valuation related to the theoretical swap derivative of approximately $3.5 million.

Income Tax (Benefit) Provision.  Income tax expense was $4.1 million for the year ended December 31, 2009, an increase of $3.0 million over the prior year. This increase is primarily due to the increase in taxable income in the current year. Our effective tax rate was 44.63%. The difference between our effective tax rate and the federal statutory rate is primarily due to a stock based compensation adjustment of approximately $0.9 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.

Preferred Stock Accretion.  The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased as a result of higher interest costs related to the escalation accrual associated with the Series A-1 Preferred Stock.

Net Loss (Income) Available to Common Stockholders.  Net loss available to common stockholders decreased $2.9 million to a net loss of $4.1 million for the year ended December 31, 2009, compared to net loss of $7.0 million for the year ended December 31, 2008. The decrease is due reduced operating expenses of approximately $6.3 million offset by increased tax expense of approximately $3.0 million. Basic and diluted net loss per share was $0.14 for the year ended December 31, 2009, compared to basic and diluted net loss per share of $0.24 for the year ended December 31, 2008. Basic shares outstanding increased by 3% as a result of shares issued in connection with the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan.

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

Payment Services.  Both the Banking and eCommerce segments contribute to payment services revenues, which increased to $122.3 million for the year ended December 31, 2008 from $104.2 million in the same period of the prior year. The eCommerce segment payment services revenue increased by $24.4 million. The majority of this increase was related to the addition of new revenues from the acquisition of ITS, a full year’s worth of revenue in 2008 compared to four and one half month of ITS revenues in 2007. The remaining increase in revenues in the eCommerce segment was due to growth in biller transactions, excluding ITS, as a result of increased usage at our existing clients and the net addition of new clients since 2007. Historical financial statements of ITS were filed on Form 8-K/A dated October 25, 2007.

The Banking segment payment services revenue decreased by $6.3 million, which was primarily the result of significantly lower interest rates, which negatively impacted float interest revenues by $5.3 million. Banking transactions decreased by 5% compared to the year ended 2007, and biller transactions grew by 34%. Banking transactions decreased as a result of the departures of three large banking bill payment clients in August 2007, December 2007 and April 2008. After excluding transactions from the three departed clients, banking payment transactions grew by 19%.

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

Costs and Expenses

	Years Ended December 31,		Change
	2008(1)	2007(1)	Difference(1)%

Revenues	$151,642	$135,132	$16,510	12%
Costs of revenues	77,353	64,083	13,270	21%

Gross profit	74,289	71,049	3,240	5%
Gross margin	49%	53%	(4)%	−8%
Operating expenses
General and administrative	33,445	28,933	4,512	16%
Sales and marketing	24,207	23,446	761	3%
Systems and development	9,906	9,196	710	8%

Total operating expenses	67,558	61,575	5,983	10%

Income from operations	6,731	9,474	(2,743)	−29%

Other (expense) income
Interest income	531	1,242	(711)	−57%
Interest and other expense	(4,168)	(6,848)	2,680	−39%
Loss on extinguishment of debt	—	(5,625)	5,625	100%

Total other (expense) income	(3,637)	(11,231)	7,594	−68%

Income (loss) before tax (benefit) provision	3,094	(1,757)	4,851	−276%
Income tax provision (benefit)	1,175	(12,703)	13,878	−109%

Net income	1,919	10,946	(9,027)	−82%
Preferred stock accretion	8,873	8,302	571	7%

Net (loss) income available to common stockholders	$(6,954)	$2,644	$(9,598)	−363%

Net (loss) income available to common stockholders per share:
Basic	$(0.24)	$0.10	$(0.34)	−340%
Diluted	$(0.24)	$0.09	$(0.33)	−367%
Shares used in calculation of net (loss) income available to common stockholders per share:
Basic	29,111	27,153	1,953	7%
Diluted	29,111	29,150	(44)	0%

Notes:

(1)	In thousands except for per share amounts.

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

Systems and Development.  Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $0.7 million, or 8%, to $9.9 million for the year ended December 31, 2008. The increase is primarily due to the addition of systems and development expenses for ITS, which was acquired in August 2007. We capitalized $7.4 million and $6.3 million of development costs associated with software developed for internal use or to be sold, leased or otherwise marketed during each of the years ended December 31, 2008 and 2007, respectively.

Income from Operations.  Income from operations decreased $2.7 million, or 29%, to $6.7 million for the year ended December 31, 2008. The decrease was primarily due to the departures of five large clients in 2008 and 2007, which negatively impacted our income from operations as a result of our high incremental margin, fixed cost business model. Additionally, income from operations was negatively impacted by $5.3 million lower float interest revenues in 2008, which has no associated costs and is the result of lower interest rates.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $33.2 million for the year ended December 31, 2009. This represented a $5.6 million increase in cash provided by operating activities compared to prior year. The increase is primarily due to an increase in our net income after excluding non-cash income and expenses of $5.3 million and an increase of $0.3 million due to changes in operating assets and liabilities.

Net cash used by investing activities for the year ended December 31, 2009 was $7.1 million, which was the result of capital expenditures of $9.3 million, partially offset by $2.1 million in liquidation payments received from our investment in the Columbia Strategic Cash Portfolio Fund (the “Fund”).

Net cash used by financing activities was $26.2 million for the year ended December 31, 2009, which was primarily the result of principal payments on our 2007 Notes of $26.7 million offset by $0.6 million in payments received from stock option exercises.

In December 2007, we reclassified our investment (“investment”) in the Fund from cash and cash equivalents to short-term investments. The Fund was short-term and highly liquid in nature prior to the fourth quarter of 2007 and was classified as a cash equivalent. During the fourth quarter of 2007, the Fund was closed by the Fund administrator to future investment, partially due to the subprime credit market crisis, and began liquidating the Fund in an orderly manner. The Funds were then converted to a net asset value basis and marked to market daily. The fund was liquidated in 2009. The value of the investment was $0.0 million and $2.0 million at December 31, 2009 and 2008, respectively. We adjusted the investment in the Fund to its estimated fair value at December 31, 2008. In addition, we received $2.1 and $6.6 million in liquidation payments from the Fund administrator during the years ended December 31, 2009 and 2008, respectively and recorded a gain of $0.1 and a loss of $0.5 million during the years ended December 31, 2009 and 2008, respectively.

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

Our material commitments under operating and capital leases and purchase obligations are as follows (in thousands):

		For the Years Ended
	Total	2010	2011	2012	2013	2014	Thereafter

Capital lease obligations	$19	$19	$—	$—	$—	$—	$—
Operating leases	25,702	4,753	4,823	4,504	4,349	3,651	3,622
Purchase obligations	2,146	1,326	630	190	—	—	—
Notes payable(1)	48,750	8,250	30,938	9,562	—	—	—

Total obligations	$76,617	$14,348	$36,391	$14,256	$4,349	$3,651	$3,622

(1)	Senior secured debt (“2007 Notes”)

The estimated interest payments related to the 2007 Notes are, $1.3 million, $0.9 million and less than $0.1 million for 2010, 2011 and 2012, respectively. The estimated interest payments for years 2010 through 2012 were calculated based on the one- month LIBOR rate on December 31, 2009 of 0.23%. If the interest rates changed 1% the impact to estimated interest payments would be $1.7 million, $1.2 million, and $0.1 million in 2010, 2011, and 2012, respectively.

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

In 2010, we are exposed to the impact of interest rate changes as they affect our outstanding senior secured notes, or 2007 Notes. The interest rate on our 2007 Notes varies based on LIBOR and, consequently, our interest expense could fluctuate with changes in the LIBOR rate through the maturity date of the senior secured note. We had entered into an interest rate cap agreement that effectively limited our exposure to interest rate fluctuations on $65.0 million of the $85.0 million average outstanding senior notes during the first half of 2008 and $42.5 million of the $81.8 million average outstanding senior secured notes outstanding during the third quarter of 2008 (“2007 Hedge”). The remaining amounts of approximately $20.0 million during the first half of 2008 and $39.3 million during the third quarter of 2008 were not subject to any interest rate cap agreements.

The counter party for the 2007 Hedge became insolvent during the third quarter of 2008. As such, we declared the 2007 Hedge to have no fair value and expensed the remaining fair value of the cash flow hedge and the unrealized losses previously recorded in other comprehensive income, totaling $0.1 million, as interest expense. On October 17, 2008, we entered into an interest rate swap agreement, swapping the one-month LIBOR interest rate for a fixed interest rate equal to 2.9% through December 31, 2009. The hedge expired on December 31, 2009.

The Company performed a sensitivity analysis on the weighted average balances of the outstanding 2007 notes not subject to any interest rate cap or interest rate swap agreements. If the LIBOR rate increased or decreased by one percent as of December 31, 2009, interest expense would not have increased or decreased for the year ended December 31, 2009. The Company was hedged against changes in interest rates through December 31, 2009, but will have exposure beyond December 31, 2009 unless the Company enters into a new hedging arrangement.

We earn interest (float interest) in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. As such, the float interest earned is classified as payment services revenue in our consolidated statements of operations. This float interest revenue is exposed to changes in the general level of U.S. interest rates as it relates to the balances of these clearing accounts. The float interest totaled $0.8 million and $5.0 million for the years ended December 31, 2009 and 2008, respectively. If there was a change in interest rates of one percent for the year ended December 31, 2009, revenues associated with float interest would have increased by approximately $2.0 million or decreased by approximately $0.8 million for the year ended December 31, 2009.

The Company’s investment in the Columbia Strategic Cash Portfolio (the “Fund”) was liquidated in September 2009. The value of the investment was $0.0 and $2.0 million at December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, the Company received $2.1 million in liquidation payments from the Fund administrator and recognized a gain of $0.1 million. During the year ended December 31, 2008, the Company received $6.6 million in liquidation payments from the Fund administrator and recognized a loss of $0.5 million related to the payments.

Item 8.	Consolidated Financial Statements and Supplementary Data

*	All other schedules prescribed under Regulation S-X are omitted because they are not applicable or not required.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Online Resources Corporation:

We have audited Online Resources Corporation’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(c)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 9, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

McLean, Virginia
March 9, 2010

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Online Resources Corporation:

We have audited the accompanying consolidated balance sheets of Online Resources Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years ended December 31, 2009. In connection with our audit of the consolidated financial statements, we have also audited financial statement schedule II for the three years ended December 31, 2009. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Online Resources Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

McLean, Virginia
March 9, 2010

ONLINE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$22,907	$22,969
Short-term investments	—	1,009
Accounts receivable (net of allowance of $100 and $84, respectively)	17,457	15,742
Deferred implementation costs	1,941	1,669
Deferred tax asset, current portion	7,477	8,782
Prepaid expenses and other current assets:	2,102	2,344

Total current assets	51,884	52,515
Property and equipment, net	25,561	28,707
Deferred tax asset, less current portion	22,490	25,295
Deferred implementation costs, less current portion	1,908	1,555
Goodwill	181,516	181,516
Intangible assets	19,972	27,668
Other assets	5,159	6,421

Total assets	$308,490	$323,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,008	$1,198
Accrued expenses	2,541	2,686
Accrued compensation	1,198	932
Notes payable, senior secured debt, current portion	8,250	15,937
Deferred revenues, current portion	6,390	5,732
Interest payable	27	6
Interest rate swap liability	0	1,454
Other current liabilities	403	327

Total current liabilities	20,817	28,272
Notes payable, senior secured debt, less current portion	40,500	59,500
Deferred revenues, less current portion	4,440	3,573
Other long-term liabilities	2,448	2,804

Total liabilities	68,205	94,149
Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at December 31, 2009 and 2008 (Redeemable on July 3, 2013 at $135,815)	100,623	91,415
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 30,439 issued and 30,112 outstanding at December 31, 2009 and 29,808 issued and 29,526 outstanding at December 31, 2008	3	3
Additional paid-in capital	213,096	208,079
Accumulated deficit	(70,776)	(66,698)
Treasury stock, 327 shares at December 31, 2009 and 282 shares at December 31, 2008	(2,661)	(2,360)
Accumulated other comprehensive loss	—	(911)

Total stockholders’ equity	139,662	138,113

Total liabilities and stockholders’ equity	$308,490	$323,677

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Account presentation services	$8,198	$7,909	$8,998
Payment services	118,291	122,301	104,228
Relationship management services	8,162	8,068	8,138
Professional services and other	17,212	13,364	13,768

Total revenues	151,863	151,642	135,132
Costs and expenses:
Service costs	73,032	72,632	57,456
Implementation and other costs	4,228	4,721	6,627

Costs of revenues	77,260	77,353	64,083

Gross profit	74,603	74,289	71,049

General and administrative	31,140	33,445	28,933
Sales and marketing	20,747	24,207	23,446
Systems and development	9,394	9,906	9,196

Total expenses	61,281	67,558	61,575

Income from operations	13,322	6,731	9,474

Other (expense) income:
Interest income	117	531	1,242
Interest expense	(4,265)	(3,612)	(6,731)
Other (expense) income	91	(556)	(117)
Loss on extinguishment of debt	—	—	(5,625)

Total other (expense) income	(4,057)	(3,637)	(11,231)

Income (loss) before income taxes	9,265	3,094	(1,757)
Income tax provision (benefit)	4,135	1,175	(12,703)

Net income	5,130	1,919	10,946
Preferred stock accretion	9,208	8,873	8,302

Net income (loss) available to common stockholders	$(4,078)	$(6,954)	$2,644

Net income (loss) available to common stockholders per share:
Basic	$(0.14)	$(0.24)	$0.10
Diluted	$(0.14)	$(0.24)	$0.09
Shares used in calculation of net income (loss) available to common stockholders per share:
Basic	29,947	29,111	27,153
Diluted	29,947	29,111	29,150

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	Equity

Balance at January 1, 2007	25,789	3	166,355	(62,388)	(228)	(407)	103,335
Comprehensive income:
Net income	—	—	—	10,946	—	—	10,946
Net unrealized gain on hedging instrument, net of taxes of $60	—	—	—	—	—	213	213

Comprehensive income							11,159
Preferred stock accretion	—	—	—	(8,302)	—	—	(8,302)
Equity compensation cost	—	—	3,296	—	—	—	3,296
Exercise of common stock options	771	—	3,767	—	—	—	3,767
Issuance of common stock	42	—	202	—	—	—	202
Issuance of common stock in connection with ITS acquisition	2,217	—	24,713	—	—	—	24,713

Balance at December 31, 2007	28,819	$3	$198,333	$(59,744)	$(228)	$(194)	$138,170
Comprehensive income:
Net income	—	—	—	1,919	—	—	1,919
Net unrealized loss on hedging instrument, net of taxes of $496	—	—	—	—	—	(717)	(717)

Comprehensive income							1,202
Treasury shares purchased	(190)	—	—	—	(2,132)	—	(2,132)
Preferred stock accretion	—	—	—	(8,873)	—	—	(8,873)
Equity compensation cost	—	—	4,874	—	—	—	4,874
Exercise of common stock options	290	—	826	—	—	—	826
Issuance of common stock	343	—	190	—	—	—	190
Issuance of common stock in connection with ITS price protection	264	—	3,856	—	—	—	3,856

Balance at December 31, 2008	29,526	$3	$208,079	$(66,698)	$(2,360)	$(911)	$138,113
Comprehensive income:
Net income				5,130			5,130
Realized loss on hedge activity						1,789	1,789
Unrealized loss on hedging instrument, net of taxes of $542						(878)	(878)

Comprehensive income							6,041
Preferred stock accretion				(9,208)			(9,208)
Treasury shares purchased	(119)				(506)		(506)
Equity compensation cost			4,149				4,149
Exercise of common stock options	274		820				820
Issuance of common stock	371		200				200
Retirement of shares	38		(205)		205		0
Other	22		53				53

Balance at December 31, 2009	30,112	$3	$213,096	$(70,776)	$(2,661)	$(0)	$139,662

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007

Operating activities
Net income	$5,130	$1,919	$10,946
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	3,568	778	(13,380)
Depreciation and amortization	20,236	21,270	19,811
Equity compensation expense	4,201	4,696	3,198
Write off and amortization of debt issuance costs	285	372	4,330
Loss on disposal of assets, net	(14)	50	180
Provision for losses on accounts receivable	77	56	(12)
Loss on investments	(91)	556	117
Change in fair value of stock price protection	—	1,565	(355)
Change in fair value of theoretical swap derivative	(106)	(3,574)	(1,145)
Loss on cash flow hedge derivative security	—	261	350
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	—	1,535	2,292
Consumer deposit receivable	—	8,279	(3,297)
Consumer deposit payable	—	(10,555)	5,285
Redemption of certificate of deposit	—	2,294	—
Accounts receivable	(1,792)	748	(2,169)
Prepaid expenses and other assets	60	1,595	(1,769)
Deferred implementation costs	(594)	(137)	(474)
Accounts payable	675	(438)	(3,245)
Accrued expenses and other liabilities	27	(3,319)	(1,118)
Interest payable	20	(65)	(2,616)
Deferred revenues	1,525	(284)	1,296

Net cash provided by operating activities	33,207	27,602	18,225
Investing activities
Purchases of property and equipment	(9,260)	(13,471)	(16,360)
Sale of property and equipment	46	—	—
Purchase of short-term investments	—	—	(10,167)
Sale of short-term investments	2,100	6,570	1,880
Acquisition of Internet Transactions Solutions, Inc., net of cash acquired	—	(110)	(12,220)

Net cash used in investing activities	(7,114)	(7,011)	(36,867)
Financing activities
Net proceeds from issuance of common stock	568	827	3,998
Repurchase of shares issued related to ITS acquisition	—	(1,965)	—
Payments for ITS price protection	—	(112)
Purchase of cash flow derivative	—	—	(121)
Sale of cash flow derivative	—	—	22
Debt issuance costs on refinancing of long-term debt	—	—	(1,479)
Prepayment penalty on repayment of 2006 notes	—	—	(1,700)
Proceeds from issuance of 2007 notes	—	—	85,000
Repayment of 2006 notes	—	—	(85,000)
Repayment of 2007 Notes	(26,687)	(9,563)
Repayment of capital lease obligations	(36)	(36)	(40)

Net cash (used in) provided by financing activities	(26,155)	(10,849)	680

Net (decrease) increase in cash and cash equivalents	(62)	9,742	(17,962)
Cash and cash equivalents at beginning of year	22,969	13,227	31,189

Cash and cash equivalents at end of year	$22,907	$22,969	$13,227

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands except share data)

SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS:

	Year Ended December 31,
	2009	2008	2007

Cash paid for interest	$3,899	$4,772	$10,091
Income taxes paid	$839	$632	$464
Net unrealized (loss) gain on hedge and investments	$(1,420)	$(1,759)	$137

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

	Year Ended December 31,
	2009	2008	2007

Common stock issued in connection with ITS acquisition	$—	$3,856	$24,713

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Online Resources Corporation (the “Company”) provides outsourced, web and phone-based financial technology services to financial institution, biller, card issuer and creditor clients and their millions of consumer end-users. End-users may access and view their accounts online and perform various self-service functions. They may also make electronic bill payments and funds transfers, utilizing the Company’s unique, real-time debit architecture, ACH and other payment methods. The Company’s value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive online channel for its clients. Further, the Company provides professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services. The Company currently operates in two business segments — Banking and eCommerce.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term Investments

Short-term investments consist of the Company’s short term portion of the Columbia Strategic Cash Portfolio (the “Fund”) and certain certificates of deposit. In December 2007, this Fund was closed by the Fund administrator to future investment, partially due to the subprime credit market crisis. The Fund converted from a cash and cash equivalent to a net asset value basis and marked to market daily. The Company liquidated its investment in the Fund in 2009.

The value of the investment was $0.0 million and $2.0 million at December 31, 2009 and December 31, 2008, respectively. The short-term portion of the total value of the investment was $0.0 million and $1.0 million, respectively at December 31, 2009 and December 31, 2008. During the years ended December 31, 2009 and 2008, the Company received $2.1 million and $6.6 million, respectively, in liquidation payments from the Fund administrator. In addition, a gain of $0.1 million and a loss of $0.5 million was recognized for the years ended December 31, 2009 and 2008, respectively, related to the investment in the Fund and liquidation, and was recorded as other expense in the consolidated statement of operations.

Fair Value of Financial Instruments

At December 31, 2009 and 2008, the carrying values of the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, notes payable and other liabilities approximate their fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying values of the Company’s notes payable approximate fair value due to the variable interest rate which resets every month based upon interest benchmarks and a premium that varies based upon financial metrics. See fair value of cash flow hedge in Note 10, Financial Instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk at December 31, 2009 and 2008 consist primarily of cash and cash equivalents and short-term investments. The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At December 31, 2009 and 2008, the Company had cash and cash equivalents and short-term investment accounts in excess of the FDIC insured limits.

A customer that accounts for a significant percentage of sales relative to the Company’s total sales could potentially subject the Company to concentrations of credit risk. At December 31, 2009 and 2008, no one client or reseller partner accounted for more than 3% of the Company’s revenues.

Revenue Recognition

The Company generates revenues from service fees, professional services, and other supporting services as a financial technology services provider in the Banking and eCommerce markets.

Service fee revenues are generally comprised of account presentation services, payment services and relationship management services. Many of the Company’s contracts contain monthly user fees, transaction fees and new user registration fees for the account presentation services, payment services and relationship management services it offers that are often subject to monthly minimums, all of which are classified as service fees in the Company’s consolidated statements of operations. Additionally, some contracts contain fees for relationship management marketing programs which are also classified as service fees in the Company’s consolidated statements of operations. These services are not considered separate deliverables. Fees for relationship management marketing programs, monthly user and transaction fees, including the monthly minimums, are recognized in the month in which the services are provided or, in the case of minimums, in the month to which the minimum applies. The Company recognizes revenues from service fees in accordance with

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAAP, which requires that revenues generally are realized or realizable and earned when all of the following criteria are met: a) persuasive evidence of an arrangement exists; b) delivery has occurred or services have been rendered; c) the seller’s price to the buyer is fixed or determinable; and d) collectibility is reasonably assured. Revenues associated with services that are subject to refund are not recognized until such time as the exposure to potential refund has lapsed.

Implementation and new user registration fees are considered a single unit of accounting with the service fees associated with the contract. As such, implementation and new user registration fees are recognized consistently the way service fees are recorded, on a proportionate performance basis.

The Company collects funds from end-users and aggregates them in clearing accounts, which are not included in its consolidated balance sheets, as the Company does not have ownership of these funds. For certain transactions, funds may remain in the clearing accounts until a payment check is deposited or other payment transmission is accepted by the receiving merchant. The Company earns interest on these funds for the period they remain in the clearing accounts. The collection of interest on these clearing accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The interest totaled $0.8 million, $5.0 million and $10.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is classified as payment services revenue in the Company’s consolidated statements of operations.

We enter into agreements with certain of our clients to process payment funds on their behalf. We maintain these funds in accounts separate from our corporate assets. While we do not take ownership of these funds we are entitled to interest earned on the fund balances. The fund balances have not been included in our balance sheet. The amount of such funds as of December 31, 2009 and 2008 were $263 million and $219 million, respectively.

Professional services revenues consist of implementation fees associated with the linking of the Company’s financial institution clients to its service platforms through various networks, along with web development and hosting fees, training fees, communication services and sales of software licenses and related support. Revenues are recognized when the Company provides access to its service platforms to the customer using a hosting model. The implementation and web hosting services are not considered separate deliverables. Revenues from web development, web hosting, training and communications services are recognized over the term of the contract as the services are provided.

When the Company provides services to the customer through the delivery of software, revenues from the sale of software licenses, services and related support are recognized when there is persuasive evidence that an arrangement exists, the fee is fixed or determinable, collectibility is probable and the software has been delivered, provided that no significant obligations remain under the contract. The Company has multiple-element software arrangements, which in addition to the delivery of software, typically also include support services. For these arrangements, the Company recognizes revenues using the residual method. Under the residual method, the fair value of the undelivered elements, based on vendor specific objective evidence of fair value, is deferred. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenues related to the delivered elements.

The Company determines the fair value of the undelivered elements based on the amounts charged when those elements are sold separately. For sales of software that require significant production, modification or customization, the Company recognizes revenues related to software license fees and related services using the percentage-of-completion method.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss and alternative minimum tax credit carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. See Note 9, Income Taxes, for further discussion.

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

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. See the table below for depreciable lives for each asset grouping. Depreciation expense was $5.7 million, $6.3 million and $6.4 million for the years ended December 31, 2009, 2008, and 2007, respectively, and is included as cost of revenues and general and administrative expenses in the consolidated Statements of Operations. See Note 6, Property and Equipment and Capitalized Software Costs, for additional information.

Asset Group	Depreciable Life

Central processing systems and terminals	3-5 years
Office furniture and equipment	5 years
Central processing systems and terminals under capital leases	shorter life of 3-7 years or lease term
Office furniture and equipment under capital leases	shorter life of 5 years or lease term
Leasehold improvements	generally remaining lease term (1)

(1)	If the leasehold improvements estimated life is shorter than the remaining lease term, the estimated life is used as the depreciable term.

Capitalized Software Costs

The Company capitalizes the cost of computer software developed or obtained for internal use in accordance with GAAP. Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the development stage. The Company expenses costs related to preliminary project assessments, development, re-engineering, training and application maintenance as they are incurred.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized software costs are being depreciated on the straight-line method over a period ranging from three to seven years upon being placed in service.

The Company capitalizes software development costs beginning when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is ready for general release to customers. We capitalized approximately $6.2 million, $7.4 million, and $6.3 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Amortization of capitalized computer software costs was $6.8 million, $5.5 million and $4.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. See Note 6, Property and Equipment and Capitalized Software Costs, for additional information.

Goodwill

The Company recorded goodwill and intangible assets for the acquisitions of ITS on August 10, 2007, Princeton eCom Corporation (“Princeton”) on July 3, 2006, Integrated Data Systems, Inc. (“IDS”) on June 27, 2005, and Incurrent Solutions, Inc. (“Incurrent”) on December 22, 2004. Goodwill is not amortized and is tested at the reporting unit level at least annually or whenever events or circumstances indicate that goodwill might be impaired. The fair value of the Company’s reporting units are measured under the income method by utilizing discounted cash flows. The estimates the Company uses in evaluating goodwill are consistent with the plans and estimates that the Company uses to manage its operations.

The Company did not experience any impairment of goodwill or other intangible assets for the years ended December 31, 2009, 2008 or 2007. If market conditions continue to weaken, the Company’s revenue and cost forecasts may not be achieved and the Company may incur charges for goodwill impairment, which could be significant and could have a material negative effect on our results of operations. Additionally, if the Company’s stock price declines from our stock price of $5.26 as of December 31, 2009, the Company could incur goodwill impairment charges.

The Company’s reporting units, Banking and eCommerce, have a carrying value of approximately $94 million and approximately $142 million, respectively, as of December 31, 2009. Banking and eCommerce have allocated goodwill of approximately $67.0 million and approximately $114.5 million, respectively, as of December 31, 2009. If the Company’s future revenue growth does not materialize, either because it fails to achieve sales forecasts or loses existing customers, or if it experiences changes in market factors such as discount rate or stock price, the fair value of one or both of the Company’s reporting units could be impacted. If the fair value for our Banking reporting unit declines approximately 59% from the December 31, 2009 fair value, or the fair value of our eCommerce reporting unit declines approximately 2% from the December 31, 2009 fair value, it is likely that we would incur goodwill impairment charges.

Impairment of Long-Lived Assets and Intangible Assets

The Company periodically evaluates the recoverability of long-lived assets, including deferred implementation costs, property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets include customer lists, non-compete agreements, purchased technology, patents and trademarks, which are amortized over their useful lives of five to eleven years based on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed or otherwise used up. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. There were no impairments for this particular asset group during the three years ended December 31, 2009.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Theoretical Swap Derivative

The Company bifurcated the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock (“Series A-1 Preferred Stock”) issued in conjunction with the Princeton eCom acquisition on July 3, 2006. The Company determined that the embedded derivative is defined as the right to receive a fixed rate of return on the accrued, but unpaid dividends and the variable negotiated rate, which creates a theoretical swap between the fixed rate of return on the accrued, but unpaid dividends and the variable rate actually accrued on the unpaid dividends. This embedded derivative is marked to market at the end of each reporting period through earnings and an adjustment to other assets. There is no active market quote available for the fair value of the embedded derivative. Thus, management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.

Derivative Instruments

The Company recognizes all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

Alternatively, if meeting the criteria of accounting pronouncements, a cash flow hedge is considered “perfectly effective” and the entire gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss and reclassified into operations in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. Derivatives are reported on the balance sheet in other current and long-term assets or other current and long-term liabilities based upon when the financial instrument is expected to mature. Accordingly, derivatives are included in the changes in other assets and liabilities in the operating activities section of the statement of cash flows. Alternatively, derivatives containing a financing element are reported as a financing activity in the statement of cash flows.

Reclassification

Certain amounts reported in prior periods have been reclassified to conform to the 2009 presentation.

Subsequent Events

The Company has evaluated subsequent events through March 9, 2010.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

The Company recognized compensation cost in 2007, 2008 and 2009 which includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value. See Note 15, Equity Compensation Plans, for a description of the Company’s equity compensation plans and the details of the Company’s stock compensation expense.

The Company has applied the with-and-without approach for the ordering recognition of excess tax benefits for share based awards and other benefits.

Recently Issued Pronouncements

The following describes changes or updates to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codificationtm, the new source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”), effective for the Company December 31, 2009. Only those changes or updates that are relevant to the Company’s business activities for the periods presented in this report are described below.

In October 2009, the FASB changed its guidance for the accounting of certain revenue arrangements that include software elements. This authoritative guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The Company will adopt this authoritative guidance prospectively commencing in its first quarter of fiscal 2010. The implementation is not expected to have a material impact on the Company’s financial position or results of operations.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 30, 2009, the Company adopted the new source of authoritative accounting principles, the Accounting Standards Codificationtm (the Codification), established by the FASB. This new source of authoritative accounting principles recognized by the FASB is to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.

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

In April 2008, the FASB issued guidance for determining the useful life of intangible assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset , when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewals or extensions. The guidance was effective for the Company and adopted on January 1, 2009. The impact was not material to the Company’s consolidated financial statements.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As part of the purchase consideration for ITS, the Company also agreed to provide the former shareholders of ITS with price protection related to the 2,216,653 shares issued to them for a period of one year from the date the shares were issued, which was August 10, 2007 (the “Closing Date”). Under the protection, if the volume weighted average price of the Company’s shares for the 10 trading-day period ending two business days before the six, nine and twelve month anniversary dates of the Closing Date was less than $11.15, these shareholders had the right to ask the Company to restore them to a total value per share equal to the issuance price, either through the issuance of additional stock or through the repurchase of the stock issued as consideration.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The results of operations for ITS are included within the eCommerce segment in the consolidated statements of operations beginning August 11, 2007. The financial information in the table below summarizes the results of operations of the Company and ITS on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the period presented (in thousands except per share amounts).

Unaudited Pro forma
Information
For the Year Ended
December 31
2007

Revenues	$146,891
Net income (loss) available to common stockholders	2,703
Net income (loss) available to common stockholders per share:
Basic	$0.09
Diluted	$0.07

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations from these reportable segments were as follows for the three years ended December 31, 2009 (in thousands):

	Banking	eCommerce	Corporate(1)	Total

Year ended December 31, 2009:
Revenues:
Account presentation services	$4,162	4,036	—	8,198
Payment services	68,461	49,830	—	118,291
Relationship management services	8,156	6	—	8,162
Professional services and other	12,408	4,804	—	17,212

Total revenues	93,187	58,676	—	151,863
Costs of revenues	45,393	31,867	—	77,260

Gross profit	47,794	26,809		74,603
Operating expenses	24,176	19,644	17,461	61,281

Income (loss) from operations	$23,618	$7,165	$(17,461)	$13,322

Year ended December 31, 2008:
Revenues:
Account presentation services	$3,146	4,763	—	7,909
Payment services	74,021	48,280	—	122,301
Relationship management services	8,053	15	—	8,068
Professional services and other	9,337	4,027	—	13,364

Total revenues	94,557	57,085	—	151,642
Costs of revenues	45,996	31,357	—	77,353

Gross profit	48,561	25,728		74,289
Operating expenses	27,104	22,702	17,752	67,558

Income (loss) from operations	$21,457	$3,026	$(17,752)	$6,731

Year ended December 31, 2007:
Revenues:
Account presentation services	$2,936	$6,062	$—	$8,998
Payment services	80,334	23,894	—	104,228
Relationship management services	8,032	106	—	8,138
Professional services and other	8,817	4,951	—	13,768

Total revenues	100,119	35,013	—	135,132
Costs of revenues	42,413	21,670	—	64,083

Gross profit	57,706	13,343	—	71,049
Operating expenses	28,096	18,535	14,944	61,575

Income (loss) from operations	$29,610	$(5,192)	$(14,944)	$9,474

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS

The Company’s investment in the Columbia Strategic Cash Portfolio (the “Fund”) was liquidated in September 2009. The value of the investment was $0.0 million and $2.0 million at December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, the Company received $2.1 million in liquidation payments from the Fund administrator and recognized a gain of $0.1 million. During the year ended December 31, 2008, the Company received $6.6 million in liquidation payments from the Fund administrator and recognized a loss of $0.5 million related to the payments.

6.	PROPERTY AND EQUIPMENT

Property and equipment and capitalized software costs consist of the following (in thousands):

	December 31,
	2009	2008

Central processing systems and terminals	$25,122	$33,024
Office furniture and equipment	4,118	4,414
Central processing systems and terminals under capital leases	760	1,476
Office furniture and equipment under capital leases	127	237
Internal use software	33,440	27,983
Leasehold improvements	7,363	7,479

Total	70,930	74,613
Less accumulated depreciation and amortization	(24,543)	(30,517)
Less accumulated amortization of internal use software	(19,967)	(13,871)
Less accumulated depreciation on assets held under capital leases	(859)	(1,518)

	$25,561	$28,707

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following (in thousands):

	Banking	eCommerce
	Segment	Segment	Total

Balance at December 31, 2007	$81,778	$102,522	$184,300
Adjustments(1)	(1,383)	(1,401)	(2,784)

Balance at December 31, 2008	80,395	101,121	181,516
Adjustments	—	—	—

Balance at December 31, 2009	$80,395	$101,121	$181,516

(1)	Primarily related to the sale of Princeton’s net operating losses of $1.9 million, reversal of the valuation allowance on deferred tax assets acquired with Princeton of $1.7 million and a reclassification of ITS customer base upon receipt of the final valuation report offset by various acquisition related fees.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of the following (in thousands):

	December 31,
	2009	2008

Gross carrying amount:
Purchased technology	$11,171	$11,171
Customer lists	40,754	40,754
Patents and Trademarks	—	236
Non-compete agreements	33	33

Total gross carrying amount	51,958	52,194
Accumulated amortization:
Less accumulated amortization of purchased technology	(7,304)	(5,386)
Less accumulated amortization of customer lists	(24,653)	(18,943)
Less accumulated amortization of patents and trademarks	—	(174)
Less accumulated amortization of non-compete	(29)	(23)

Total accumulated amortization	(31,986)	(24,526)

Total intangible assets	$19,972	$27,668

Amortization expense related to intangible assets was $7.7 million, $9.5 million and $9.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

All intangible assets are amortized over their useful lives of five to eleven years based on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed or otherwise used up. Amortization expense is expected to approximate $5.9 million, $4.8 million, $3.4 million, $2.0 million and $1.6 million for the years ended December 31, 2010, 2011, 2012, 2013 and 2014.

8.	COMMITMENTS &CONTINGENCIES

The Company leases office space under operating leases expiring in 2010, 2013 and 2014. All but one of the leases provide for escalating rent over the respective lease term. Rent expense is recognized on a straight-line basis over the period of the lease. Rent expense under the operating leases for the years ended December 31, 2009, 2008, and 2007, was $6.2 million, $5.5 million and $5.6 million, respectively.

On October 1, 2007, the Company executed a seven-year lease covering approximately 22,000 additional square feet of office and data center space that Company’s headquarters in Chantilly, VA. Rent expense under this additional operating lease was $0.6 million and $0.6 million, respectively for the years ended December 31, 2009 and 2008.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also leases certain equipment under capital leases. Future minimum lease payments under operating and capital leases are as follows (in thousands):

	Operating	Capital

2010	$4,753	$20
2011	4,823	—
2012	4,504	—
2013	4,349	—
2014	3,651	—
Thereafter	3,622	—

Total minimum lease payments	$25,702	20

Less amount representing interest		(1)

Present value of minimum lease payments		19
Less current portion		(19)

Long-term portion of minimum lease payments		$—

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

In December, 2009 our chief executive office, Matthew Lawlor, relinquished his position as CEO and retired. As of the date of this report the Company has not entered into a severance agreement with Mr. Lawlor. The Company has recorded cost of approximately $0.4 million related to legal and executive recruitment costs but has not recorded any costs related to severance.

9.	INCOME TAXES

The Company incurred a current tax liability for federal income taxes resulting from alternative minimum tax (“AMT”), of approximately $0.4 million and $0.3 million for the years ended December 31, 2009 and 2008, respectively. As a result of the AMT paid, the Company has approximately $1.2 million in AMT credits that can be used to offset regular income taxes when paid in the future. In addition, the Company incurred a current state tax liability of approximately $0.2 and $0.1 million for the years ended December 31, 2009 and 2008, respectively.

At December 31, 2009, the Company has federal net operating loss carryforwards of approximately $82.9 million that expire at varying dates from 2021 to 2026, excluding approximately $17.7 million related to the exercise of stock options. The benefit of the stock compensation deductions will be recognized in shareholders equity when the net operating losses are realized and reduce income taxes payable.

Pursuant to the acquisition of Princeton in July 2006, the Company acquired a net deferred tax asset of $19.9 million representing the acquisition of Princeton’s net operating loss carryforwards and the inclusion of non-deductible intangible asset amortization. This amount has been adjusted from the initial estimate of $48.9 million due to certain elections made in the company’s tax return after the initial purchase accounting was reflected in the 2006 financial statements. The net deferred tax asset was offset with a valuation allowance that was also accrued in purchase accounting. During 2008 approximately $1.7 million of the valuation allowance was released. As of December 31, 2009, approximately $1.5 million of the valuation allowance

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remains that was accrued in purchase accounting. State income tax, net shown in the tax rate reconciliation below includes $6 thousand and $0.2 million related to the release of state tax valuation allowances for 2009 and 2008, respectively.

The timing and manner in which the Company may utilize the net operating loss carryforwards in subsequent tax years will be limited to the Company’s ability to generate future taxable income and, potentially, by the application of the ownership change rules under Section 382 of the Internal Revenue Code. The Company expects to utilize approximately $19.5 million of federal net operating loss carryforwards for the year ended December 31, 2009. While Section 382 limitations apply to the company, the limitations alone are not expected to result in the expiration of tax benefits should the company produce taxable income sufficient to utilize the loss carryforwards.

As of December 31, 2008, the Company had a recent history of operating profits. As a result of this positive earnings trend and projected taxable income over the next five years, the Company reversed approximately $1.9 million of its gross deferred tax asset valuation allowance in 2008; having determined that it was more likely than not that this portion of the deferred tax asset would be realized. This reversal resulted in recognition of an income tax benefit totaling $0.2 million. The remaining $1.7 million was related to valuation allowances accrued in purchase accounting and therefore did not benefit earnings when reversed. In addition, in 2008 the Company added a $0.3 million valuation allowance against certain deferred tax assets that are not more likely than not realizable. Should it become more likely than not that these deferred tax assets become realizable, all of the $0.3 million will benefit tax expense. The total valuation allowance as of December 31, 2009 is approximately $1.7 million.

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

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$32,311	$38,607
Deferred wages	2,420	3,223
Deferred revenue (net of deferred cost)	1,005	774
Deferred rent	1,090	1,192
Fixed assets	878	910
Other credits	1,351	992
Other deferred tax assets	334	921

Total deferred tax assets	39,389	46,619
Valuation allowance for deferred tax assets	(1,690)	(1,726)
Deferred liabilities:
Acquired intangible assets	(7,732)	(10,816)

Total deferred tax liabilities	(7,732)	(10,816)

Net deferred tax assets	$29,967	$34,077

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Internal Revenue Code limits the utilization of net operating losses when ownership changes occur, as defined by Section 382 of the code. Based on the Company’s analysis, a sufficient amount of net operating losses are available to offset the Company’s taxable income for the year ended December 31, 2009. In addition, during 2007 the Company has recognized a deferred tax asset with respect to a substantial portion of its net operating losses. The net deferred tax asset represents the amount of tax benefit that the Company currently believes it will, more likely than not, have taxable income against which to apply that benefit, likely within the next four years.

The following is a summary of the items that caused the income tax expense to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007

Tax expense at statutory Federal rate	$3,150	$1,052	$(597)
Effect of:
State income tax, net	150	190	(401)
Other permanent differences, net	(3)	(370)	(267)
Return to provision adjustment	—	—	256
Deferred tax adjustment related to stock compensation	860	—	—
Other	8	71	—
(Decrease) increase in valuation allowance	(30)	232	(11,694)

Income tax expense (benefit)	$4,135	$1,175	$(12,703)

Income tax expense consists of the following (in thousands):
Current Expense
Federal	$360	$317	$402
State	207	80	275

	567	397	677

Deferred Expense
Federal	3,548	570	(12,497)
State	20	208	(883)

	3,568	778	(13,380)

Income tax expense (benefit)	$4,135	$1,175	$(12,703)

As of December 31, 2009 the company determined it has no material uncertain tax positions and no interest or penalties have been accrued.

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

The Company estimates that it is reasonably possible that no reduction in unrecognized tax benefit may occur in the next twelve months due primarily to the expiration of the statute of limitations in various state and local jurisdictions. The Company does not currently estimate any material reasonably possible uncertain tax positions occurring within the next twelve month time frame.

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

On October 17, 2008, the Company entered into an interest rate swap agreement, with a large commercial bank, to effectively swap the one-month LIBOR interest rate for a fixed interest rate equal to 2.9% plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its EBITDA, through December 31, 2009. The interest rate swap was designated as a cash flow hedge and any unrealized gains or losses related to changes in the fair market value of the hedge were recorded in other comprehensive income until realized. The interest rate swap had a notional value of $75.4 million, the principal amount outstanding on our 2007 Notes (Notes) on December 31, 2008, the effective date. On November 30, 2009 the Company made a prepayment of $15 million toward its outstanding Notes. This prepayment caused a portion of the interest rate swap agreement to cease being a cash flow hedge. To the extent this agreement was no longer designated a cash flow hedge all gains or losses were recorded in the income statement. The Company recorded $1.8 million of interest expense for the year 2009 related to this interest rate swap agreement.

Theoretical Swap Derivative

The Company bifurcated the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock (“Series A-1 Preferred Stock”) issued in conjunction with the Princeton eCom acquisition on July 3, 2006 in accordance with GAAP. The Company determined that the embedded derivative is defined as the right to receive a fixed rate of return on the accrued, but unpaid dividends and the variable negotiated rate, which creates a theoretical swap between the fixed rate of return on the accrued, but unpaid dividends and the variable rate actually accrued on the unpaid dividends. This embedded derivative is marked to market at the end of each reporting period through earnings and an adjustment to other assets. There is no active market quote available for the fair value of the embedded derivative. Thus, management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding. The fair value of the theoretical swap derivative was $4.7 million at December 31, 2009 and $4.6 million at December 31, 2008 and included in other assets on the consolidated balance sheet. The Company recorded a reduction to other expense on the consolidated statements of operations of approximately $0.1 million for the year ended December 31, 2009 and $3.6 million for the year ended December 31, 2008 that reflected the change in fair value of the theoretical swap derivative in each period, respectively.

Series A-1 Preferred Stock

The Company’s Series A-1 Preferred Stock is carried at its fair value at inception adjusted for accretion of unpaid dividends and interest accruing thereon, the 115% redemption price, the original fair value of the bifurcated embedded derivative, and the amortized portion of its original issuance costs, which approximates its redemption value. At December 31, 2009 its carrying value was $100.6 million. See Note 12, Redeemable Convertible Preferred Stock, for a detailed explanation of the Series A-1 Preferred Stock.

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

On February 21, 2007, the Company entered into an agreement with Bank of America to refinance its then existing debt with $85.0 million in senior secured notes (“2007 Notes”). The agreement also provides a $15 million revolver (“Revolver”) under which the Company can secure up to $5 million in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $1.6 million as a result of letters of credit the bank has issued. The Company had made principal payments of $26.7 million on the 2007 Notes during the year ended December 31, 2009, reducing the outstanding principal from $75.4 million to $48.8 million. The Company will make principal payments each quarter until the 2007 Notes are due in 2012 as noted in the table below.

The interest rate on both the Revolver and the 2007 Notes is the one-month London Interbank Offered Rate (“LIBOR”) plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the 2007 Notes), and it is payable monthly. At year end of 2009, the margin was 250 basis points and the average interest rate on the 2007 Notes for the year was 6.32%. The 2007 Notes and the Revolver are secured by the assets of the Company.

On November 30, 2009 the Company amended its 2007 Notes agreement. The Company made a voluntary $15 million prepayment against the notes and amended future payments. The Company expensed approximately $0.1 million of deferred credit facility costs related to this prepayment. The Company incurred

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs of approximately $0.1million related to the amended agreement and will amortize this amount over the remaining term of the credit facility.

Maturities of long-term debt for each of the next five years are as follows (in thousands):

Maturing
Year	Amounts

2010	$8,250
2011	$30,938
2012	$9,562
2013	$0
2014	$0

12.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

The Series A-1 Preferred Stock has a redemption value of 115% of the face value of the stock, on or after seven years from the date of issuance, or July 3, 2013. The Company accounts for the securities by accreting to its expected redemption value over the period from the date of issuance to the first expected redemption date. The Company recognized $1.6 million, $1.6 million and $1.5 million, respectively, for the years ended December 31, 2009, 2008 and 2007, to adjust for the redemption value at maturity.

The Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. This 8% per annum increase is convertible into shares of common stock, subject to the conversion limit noted above; however the Corporation has the right to pay the 8% per annum increase in cash in lieu of conversion into common stock. For each of the years ended December 31, 2009, 2008 and 2007, $6.0 million of preferred stock accretion was recognized in the consolidated statements of operations, for the 8% per annum cumulative dividends. The right to receive the accrued, but unpaid dividends is based on a variable interest rate, and as such the difference between the fixed and variable rate of returns is a theoretical swap derivative. The Company bifurcates this feature and accretes it to the Series A-1 Preferred Stock over the life of the security. For the years ended December 31, 2009, 2008 and 2007, $0.9 million, $0.6 million and $0.1 million, respectively, of preferred stock accretion expense was recognized for the theoretical swap derivative in the consolidated statement of operations.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is accreted, over a seven year period or through July 2013, back to the redemption value of the Series A-1 Preferred Stock and generated an additional $0.7 million of preferred stock accretion, in the consolidated statements of operations, for each of the years ended December 31, 2009, 2008 and 2007.

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

The following table sets forth the computation of basic and diluted net income (loss) available to common stockholders per share (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007

Net (loss) income available to stockholders	$(4,078)	$(6,954)	$2,644
Weighted average shares outstanding used in calculation of net income (loss) per share:
Basic	29,947	29,111	27,153
Dilutive options	—	—	1,997

Diluted	29,947	29,111	29,150

Net (loss) income available to common stockholders per share:
Basic	$(0.14)	$(0.24)	$0.10
Diluted	$(0.14)	$(0.24)	$0.09

Due to their anti-dilutive effects, outstanding shares from the conversion of the Convertible Preferred Stock, stock options and restricted stock units to purchase 8,332,932, 7,402,367 and 6,690,160 shares of common stock at December 31, 2009, 2008 and 2007, respectively, were excluded from the computation of diluted net income available to common stockholders per share.

14.	EMPLOYEE BENEFIT PLANS

Employee Savings and Retirement Plan

The Company has a 401(k) plan that allows eligible employees to contribute up to but not exceed limits set by law. The Company has total discretion about whether to make an employer contribution to the plan and the amount of the employer contribution. After February 2009, the Company did not match employee contributions to the 401(k) plan. Expenses related to the 401(k) employee contribution match were $0.1 million, $0.7 million, and $0.5 million, respectively, for the years ended December 31, 2009, 2008, and 2007, respectively. The Company incurred expenses of $9,690, $0, and $18,594 for the years ended December 31, 2009, 2008, and 2007, respectively.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees to purchase shares of common stock at 95% of the fair market value on the last day of each three-month offering period. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. The employee stock purchase plan authorizes up to 400,000 shares to be granted. During the years ended December 31, 2009, 2008 and 2007, 40,906, 24,174 and 17,770 shares were issued under the plan at an average price of $4.90, $8.14 and $11.17 per share, respectively. At December 31, 2009, 97,938 shares were reserved for future issuance.

15.	EQUITY COMPENSATION PLANS

At December 31, 2009, the Company had three stock-based employee compensation plans, which are described more fully below. The Company used the modified-prospective transition method to recognize compensation costs which include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date estimated fair value. The compensation expense for stock-based compensation was $4.2 million, $4.7 million and $3.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

A portion of the stock based compensation cost has been capitalized as part of software development costs and deferred costs. For the years ended December 31, 2009, 2008 and 2007 approximately $0.2 million, $0.2 million and $0.1 million, respectively, was capitalized.

At the beginning of each year, the Management Development and Compensation (“MD&C”) Committee of the Board of Directors approves a bonus plan for the Company’s management. These plans grant a combination of cash and restricted stock units that vest based upon the attainment of approved corporate goals. On May 20, 2008 and December 10, 2008, the Company modified its 2008 Bonus Plans. At these times, the MD&C Committee approved the modifications to the 2008 bonus plans. In modifying the 2008 bonus plan, the Company recognized $0.1 million and $0.4 million, respectively, in total incremental compensation cost as a result of these modifications.

In December 2009, Mr. Lawlor retired from his position as chief executive officer. The company has recorded a reduction to stock based compensation expense of approximately $0.2 million related to forfeited equity awards and revised estimated forfeiture rates for certain other executives.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2005, the stockholders approved the 2005 Restricted Stock and Option Plan, which permits the granting of restricted stock units and awards, stock appreciation rights, incentive stock options and non-statutory stock options to employees, directors and consultants. In May of 2008, the stockholders approved the 2005 Amended and Restated Restricted Stock and Option Plan (“2005 Plan”), which increased the number of authorized shares under the 2005 Plan from 1,700,000 to 3,500,000. The vesting period of the options and restricted stock is determined by the Board of Directors and is generally one to three years. Outstanding options expire no later than ten years from the date the award is granted. The amended 2005 Plan was filed by the Company on Form 8-K with the SEC on April 22, 2008.

In November 2009 the stockholders approved an amendment to the 2005 Restricted Stock and Option Plan, increasing the number of shares reserved under the plan from 3,500,000 to 4,300,000 and increasing the number of permitted full value awards under the plan from 2,625,000 to 3,425,000.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Year Ended December 31,
	2009	2008	2007

Dividend yield	—	—	—
Expected volatility	62%	51%	56%
Risk-free interest rate	1.9%	3.37%	4.62%
Expected life in years	5.8	5.8	5.3

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

Expected Life of Option Term.  Expected life of option term is the period of time that the options granted are expected to remain unexercised. Options granted during the period have a maximum term of seven to ten years. The Company uses historical expected terms with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected life of the option term.

Forfeiture Rate.  Forfeiture rate is the estimated percentage of equity awards granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company estimates forfeiture rates for non-executive employees based on past turnover data ranging for the previous five quarters with further consideration given to the class of employees to whom the equity awards were granted.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity under the 1989, 1999 and 2005 Plans as of December 31, 2009, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2009	2,952	$6.14
Granted	735	$3.53
Exercised	(274)	$2.99
Forfeited or expired	(159)	$12.30

Outstanding at December 31, 2009	3,254	$5.52	3.79	$4,421

Vested or expected to vest at December 31, 2009	3,224	$5.52	3.79	$4,375
Exercisable at December 31, 2009	2,150	$5.75	2.97	$2,828

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $2.01, $5.30 and $5.44 per share, respectively. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the grant price. The intrinsic value of options exercised in the years ended December 31, 2009, 2008 and 2007 was $0.5 million, $1.7 million and $4.8 million, respectively.

As of December 31, 2009, there was $1.6 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2009, 2008 and 2007 was $0.8 million, $0.8 million and $3.8 million, respectively. There was no tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements since the Company currently recognizes a full valuation allowance against that benefit.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock units as of December 31, 2009, and changes for the year then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Non-vested at January 1, 2009	786	$11.06
Granted	1,253	3.64
Vested	(329)	10.34
Forfeited	(187)	11.40

Non-vested at December 31, 2009	1,523	10.83

The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of December 31, 2009, there was $2.2 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 1.4 years.

During the fourth quarter of 2008, certain Company management elected to receive approximately 160,000 shares of restricted stock units that vested ratably each month of the fourth quarter of 2008, in lieu of cash compensation of approximately $0.6 million. In addition, certain members of the Company’s Board of

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors elected to receive approximately 23,500 shares of restricted stock units that vested ratably in each month of the fourth quarter of 2008, in lieu of cash compensation of approximately $0.1 million.

In 2009 the Company elected to pay approximately 43,000 shares of restricted stock units for employees’ commissions in lieu of cash compensation of approximately $0.2 million.

16.	FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, fair value should be the exit price, or price received to sell the asset or liability as opposed to the entry price, or price paid to acquire an asset or assume a liability.

The following is a hierarchy used for measuring fair value. The hierarchy prioritizes inputs for valuation techniques used to measure fair value into three categories:

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

The tables below show how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at December 31, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Financial assets (in thousands):
Merrill Lynch Institutional Fund	$7,623	$—	$—	$7,623
Theoretical swap derivative(2)	—	—	4,668	4,668

	$7,623	$—	$4,668	$12,291

	Fair Value Measurements at December 31, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Financial assets (in thousands):
Merrill Lynch Institutional Fund	$11,030	$—	$—	$11,030
Investment in Strategic Cash Fund(1)	—	—	2,009	2,009
Theoretical swap derivative(2)	—	—	4,562	4,562

	$11,030	$—	$6,571	$17,601

Financial liabilities (in thousands):
Interest Rate Swap(3)	—	(1,454)	—	(1,454)

	$—	$(1,454)	$—	$(1,454)

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes the Company’s short and long-term investment in the Columbia Strategic Cash Fund (“the Fund”) that was converted to a net asset value basis in December 2007 primarily due to liquidity issues. The Company’s investment in the Columbia Strategic Cash Portfolio (the “Fund”) was liquidated in September 2009. The Fund’s value at December 31, 2009 was zero. The Fund’s value at December 31, 2008 was primarily the fair market value for the Fund’s investments in certain asset backed securities and structured investment vehicles that are collateralized by sub-prime mortgage securities or related to mortgage securities. The multiple investments included in the Fund were no longer trading and therefore the prices were not observable in the marketplace. As such, fair value of the Fund was assessed through review of current investment ratings, as available, and evaluation of the liquidation value of assets held by each investment and their subsequent cash redemptions. This assessment from multiple indicators of fair value was then discounted to reflect the expected timing of disposition and market risks to arrive at an estimated fair value of the Fund.

(2)	Represents the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock issued in conjunction with the Princeton eCom acquisition on July 3, 2006. Management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.

(3)	On October 17, 2008, the Company entered into an interest rate swap agreement, with a large commercial bank, to effectively swap the one-month LIBOR interest rate for a fixed interest rate equal to 2.9%. The fair market value of the interest rate swap is measured using the discounted present value of the forecasted one month LIBOR, an observable market input. The interest rate swap agreement expired on December 31, 2009.

The following tables are summaries of the Company’s financial assets that use Level 3 inputs to measure fair value (in thousands):

	Strategic Cash	Theoretical
	Fund Investment	Swap Derivative

Balance as of January 1, 2009	$2,009	$4,562
Realized and unrealized gain(1)	91	106
Redemptions(2)	(2,100)	—

Balance as of December 31, 2009	$—	$4,668

	Strategic Cash	Theoretical
	Fund Investment	Swap Derivative

Balance as of January 1, 2008	$9,135	$988
Realized and unrealized (loss)/gain(1)	(555)	3,574
Redemptions(2)	(6,571)	—

Balance as of December 31, 2008	$2,009	$4,562

(1)	The realized and unrealized gains and losses are included as other (expense) income in the consolidated statements of operations for the years ended December 31, 2009 and December 31, 2008.

(2)	Redemptions are payments received by the Company for partial liquidation of the Columbia Strategic Cash Fund.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	SUMMARIZED QUARTERLY DATA (UNAUDITED)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years 2009 and 2008 is as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Total revenues	$39,240	$37,783	$36,594	$38,246
Gross profit	$19,576	$17,767	$17,778	$19,482
Net income	$631	$576	$2,713	$1,210
Net (loss) income available to common stockholders	$(1,618)	$(1,711)	$388	$(1,137)
Net (loss) income available to common stockholders per share:
Basic	$(0.05)	$(0.06)	$0.01	$(0.04)
Diluted	$(0.05)	$(0.06)	$0.01	$(0.04)

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Total revenues	$39,196	$37,153	$38,133	$37,160
Gross profit	$19,421	$17,699	$18,554	$18,615
Net (loss) income	$(1,405)	$(974)	$766	$3,532
Net (loss) income available to common stockholders	$(3,582)	$(3,173)	$(1,471)	$1,272
Net (loss) income available to common stockholders per share:
Basic	$(0.12)	$(0.11)	$(0.05)	$0.04
Diluted	$(0.12)	$(0.11)	$(0.05)	$0.04

During the fourth quarter of 2008, the Company recognized a $0.2 million tax benefit related to its release of valuation allowance. Additionally the Company recorded $2.9 million reduction to other expense in the fourth quarter of 2008 related to the fair value adjustment of its theoretical swap derivative.

During the fourth quarter of 2009, the Company recognized a $0.9 million tax expense related to the stock compensation expense that resulted from stock options and restricted stock awards exercised and vested during 2009.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and for internal control over financial reporting.

(a) Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(f) of the Exchange Act). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer as appropriate, to allow timely decisions regarding disclosures.

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

(c) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officer, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 based upon those criteria.

KPMG LLP, our independent registered public accounting firm, that audited the 2009 financial statements included in this annual report has issued an audit report on our internal control over financial reporting as of December 31, 2009 in which they expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Company

The information required by this item is incorporated by reference to the sections and subsections entitled “Management”, “Executive Compensation”, “Code of Ethics”, “Audit Committee”, “Audit Committee Financial Experts” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the section entitled “Executive Compensation and Transactions” contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in Part II, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

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

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Schedule II — Valuation and Qualifying Accounts.

All other schedules set forth in the applicable accounting regulations of the SEC either are not required under the related instructions or are not applicable and, therefore, have been omitted.

(3) List of Exhibits.

2.1	Agreement and Plan of Merger dated July 26, 2007 among the Company, its acquisition subsidiary and Internet Transaction Solutions, Inc. (incorporated by reference from our Form 8-K filed on August 1, 2007)
3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
3.2	Form of Amended and Restated Bylaws of the Company (incorporated by reference from our Form 10-K for the year ended December 31, 2008 filed on March 3, 2009)
3.3	Certificate of Designation of shares of Series A-1 Convertible Preferred Stock (incorporated by reference from our Form 8-K filed on July 3, 2006)
3.4	Certificate of Correction to Certificate of Designation for the shares of Series A-1 Convertible Preferred Stock (incorporated by reference from our Form 8-K filed on September 14, 2006)
4.1	Specimen of Common stock Certificate of the Company (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.2	Investor Rights Agreement dated July 3, 2006, by and among the Company and the holders of its shares of Series A-1 Convertible Preferred Stock (incorporated by reference from our Form S-3/A filed on November 14, 2006)
10.1	Online Resources & Communications Corporation 1989 Stock Option Plan (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.2	1999 Stock Option Plan (incorporated by reference from our registration statement on Form S-1; Registration No. 333-40674)
10.3	Employee Stock Purchase Plan (incorporated by reference from our registration statement on Form S-8; Registration No. 333-40674)
10.4	Lease Agreement to premises at 4795 Meadow Wood Lane, Chantilly, Virginia (incorporated by reference from our Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004)
10.5	Amended and Restated 2005 Restricted Stock and Option Plan
10.6	Credit Agreement with Bank of America dated February 21, 2007 (incorporated by reference from Form 8-K on February 26, 2007)
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Schedule II — Valuation and Qualifying Accounts:
(in thousands)

	Balance at
	Beginning of					Balance at End
Classification	Period	Additions		Deductions		of Period

Allowance for doubtful accounts:
Year ended December 31, 2007	$148	$—		$64	(1)	$84
Year ended December 31, 2008	$84	$56		$56	(1)	$84
Year ended December 31, 2009	$84	$16		$—		$100
Allowance for deferred tax asset:
Year ended December 31, 2007	$68,221	$—		$62,338	(2)	$5,883
Year ended December 31, 2008	$5,883	$255	(3)	$4,412	(4)	$1,726
Year ended December 31, 2009	$1,726	$—		$36		$1,690

Notes:

(1)	Uncollectable accounts written off.

(2)	Reversal of $31.1 million due to electing to waive Princeton net operating losses that were determined not to be recoverable, release of $15.7 million of valuation allowance through goodwill related to valuation allowances established as a result of acquisitions, the release of $13.7 million through the income statement and a $1.9 million balance sheet reclassification.

(3)	The Company added a $0.3 million valuation allowance against certain deferred tax assets arising from capital losses that are not more likely than not realizable.

(4)	Includes release of approximately $1.9 million of valuation allowance related to New Jersey net operating losses that were determined to be recoverable and New Jersey net operating losses sold. Approximately $0.2 million of the valuation amount released resulted in an income tax benefit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONLINE RESOURCES CORPORATION

By:	/s/ RAYMOND T. CROSIER
Raymond T. Crosier
Acting Chief Executive Officer and
Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RAYMOND T. CROSIER Raymond T. Crosier	Acting Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)	March 9, 2010

/s/ CATHERINE A. GRAHAM Catherine A. Graham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2010

/s/ DAVID G. MATHEWS, III David G. Mathews, III	Vice President, Accounting (Principal Accounting Officer)	March 9, 2010

/s/ STEPHEN S. COLE Stephen S. Cole	Director	March 9, 2010

/s/ JOHN DORMAN John Dorman	Director	March 9, 2010

/s/ EDWARD D. HOROWITZ Edward D. Horowitz	Director	March 9, 2010

/s/ BRUCE A. JAFFE Bruce A. Jaffe	Director	March 9, 2010

/s/ MICHAEL E. LEITNER Michael E. Leitner	Director	March 9, 2010

/s/ ERVIN R. SHAMES Ervin R. Shames	Director	March 9, 2010

/s/ WILLIAM H. WASHECKA William H. Washecka	Director	March 9, 2010

/s/ BARRY D. WESSLER Barry D. Wessler	Director	March 9, 2010