Form 10-K/A
period 2009-12-31
ONLINE RESOURCES CORP
filed 2010-04-30
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

As of April 27, 2010, the registrant had 30,848,867 shares of common stock outstanding.

ONLINE RESOURCES CORPORATION

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend Part III, Items 10 through 14, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on March 10, 2010 (the “2009 Form 10-K”). In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of our 2009 Form 10-K have been amended and restated in their entireties. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original 2009 Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our executive officers and directors and their respective ages and positions as of April 30, 2010 are as follows:

Name	Age	Position

John C. Dorman	59	Co-Chairman of the Board, interim Chief Executive Officer, Chairman of the Governance Committee, interim Chairman of the Corporate Finance Committee
Catherine A. Graham	49	Executive Vice President, Chief Financial Officer and Treasurer
Barry D. Wessler	66	Co-Chairman of the Board, Chairman of IT & Security Committee
Stephen S. Cole	60	Director and Chairman of Risk Management Committee
Edward D. Horowitz	62	Director
Bruce A. Jaffe	45	Director
Michael E. Leitner	42	Director
Ervin R. Shames	69	Director and Chairman of Management Development and Compensation Committee
William H. Washecka	62	Director and Chairman of Audit Committee

John C. Dorman has served as a Co-Chairman of the Board since January 2010, our interim Chief Executive Officer since April 2010 and has been a director since May 2009. Mr. Dorman is a private investor; from October 1998 to August 2003 he served as Chief Executive Officer of Digital Insight Corporation, and served on the board of directors of Digital Insight until the company was acquired in 2007 by Intuit Inc. Mr. Dorman served as Senior Vice President of the Global Financial Services Division of Oracle Corporation from August 1997 to October 1998; and Chairman and Chief Executive Officer of Treasury Services Corporation, a provider of modeling and analysis software for financial institutions, from 1983 to 1997. Mr. Dorman received a B.A. from Occidental College and an M.B.A. from the University of Southern California. Mr. Dorman’s prior experience as Chief Executive Officer of Digital Insight Corporation, a longtime competitor, gives him insight into the Company’s competitive positioning and future prospects.

Catherine A. Graham joined the Company in March 2002 and currently serves as Executive Vice President, Chief Financial Officer and Treasurer. She is responsible for general financial management with particular attention paid to broadening the investor base and exploring strategic business opportunities. She has 20 years of professional experience in financial disciplines, including technology, restaurant and banking companies. Ms. Graham most recently served as Chief Financial Officer of VIA NET.WORKS, Inc., then a publicly-held Internet service provider serving the international ISP markets with subsidiaries in multiple countries. From 1996 to 1998, she served as Vice President of Finance and Investor Relations Officer for Yurie Systems. Prior to her position with Yurie Systems, she served as Chief Financial Officer for Davco Restaurants, Inc., which was then the largest franchiser of Wendy’s restaurants with over 14,000 employees. Ms. Graham received a B.A. in Economics from the University of Maryland and an M.B.A. from Loyola College.

Barry D. Wessler has served as a Co-Chairman of the Board since January 2010 and has been a director since May 2000. Since 1995 Dr. Wessler has been a computer and communications consultant. Previously, Dr. Wessler co-founded GTE Telenet, an early packet switch service company (now Sprint Data). He also served as CEO of Plexsys International, a cellular telephone infrastructure manufacturer, and President of NetExpress, an international facsimile network company. In the 1960’s, while at the Advanced Research

Projects Agency, Dr. Wessler directed research for ARPANet, the forerunner of the Internet. Dr. Wessler has a B.S.E.E. and M.S.E.E. from M.I.T. and a Ph.D. in Computer Science from the University of Utah. Dr. Wessler’s advanced degrees in engineering and computer science, his foundational work on the creation of the Internet, and his experience with the confluence of telecommunications and technology give him a unique and comprehensive understanding of the Company’s business.

Stephen S. Cole has been a director since May 2005. Mr. Cole served as the President and Chief Executive Officer of YMCA of Metropolitan Chicago from 2001 until his retirement in August 2009. From 1986 to 2001, Mr. Cole was President and Chief Executive Officer of Cash Station, Inc., an electronic banking company. Previously, Mr. Cole served in a variety of management positions for 14 years at First National Bank of Chicago. He serves as a director emeritus of Electronic Funds Transfer Association. During the past five years, Mr. Cole has served as a director of EPAY, Inc. and Optiscan Technologies, Inc. Mr. Cole received a B.A. from Lake Forest College. Mr. Cole has decades of experience in the electronic payments industry, a critical component of the Company’s past and future success.

Edward D. Horowitz has been a director since May 2009. Since May 2008, Mr. Horowitz has provided financial, advisory and technology consulting services through Edslink, LLC, a company which he founded. From May 2005 until May 2008, Mr. Horowitz was the President and Chief Executive Officer of SES Americom, a commercial satellite provider, and a member of the executive committee of its parent company, SES Global. Between July 2000 and May 2005, Mr. Horowitz provided financial, advisory and technology consulting services through Edslink, LLC. From January 1997 to July 2000, Mr. Horowitz was Executive Vice President of Citigroup’s Advanced Development unit, and Chairman of Citigroup’s e-Citi unit. Mr. Horowitz received a B.S. from City College of New York and an M.B.S. from Columbia University. Mr. Horowitz’s prior experience as Chairman of Citibank’s electronic banking unit, as well as his general experience as a chief executive, gives him insight into the Company’s competitive positioning and future prospects.

Bruce A. Jaffe has been a director since May 2009. Since March 2008, Mr. Jaffe has been the General Manager of Three Point Group, LLC, an entity through which he provides consulting and advisory services. From December 2005 until February 2008, Mr. Jaffe held the position of Corporate Vice President, Corporate Development at Microsoft Corporation. From April 2003 until December 2005, he was Corporate Vice President and Chief Financial Officer, MSN Division at Microsoft Corporation. Mr. Jaffe is currently a Guest Lecturer at the University of Washington Michael G. Foster School of Business. Mr. Jaffe received a B.S. from the University of California, Berkeley and an M.B.A. from Stanford University. Mr. Jaffe’s financial background, and his experience valuing acquisition opportunities, enhances the Company’s ability to evaluate business lines and strategic opportunities.

Michael E. Leitner has been a director since February 2007, serving as the appointed designee of the holders of our Series A-1 Preferred Stockholders for whom TCP is the advisor. Mr. Leitner has served as a managing director of TCP since 2007, and served as partner of TCP from 2005 to 2007. Prior to joining TCP in 2005, Mr. Leitner served as Senior Vice President of Corporate Development for WilTel Communications from 2004 to 2005 and served as President and Chief Executive Officer of GlobeNet Communications from 2002 to 2004. Mr. Leitner also has held senior corporate development positions with Microsoft Corporation and 360networks and was a Vice President in the M&A group at Merrill Lynch. Mr. Leitner currently serves as the designee of TCP on the boards of directors of ITCDeltaCom, Inc., Anacomp, Inc. and Integra Communications, Inc. During the past five years, Mr. Leitner has served on the boards of directors of Wild Blue Communications and Ticketmaster, Inc. Mr. Leitner holds a B.A. in Economics from the University of California, Los Angeles and a M.B.A. from the University of Michigan. Mr. Leitner’s financial background, and his experience valuing acquisition opportunities, enhances the Company’s ability to evaluate business lines and strategic opportunities.

Ervin R. Shames has been a director since January 2000. From 1996 to 2008 he was a visiting lecturer in consumer marketing at the University of Virginia’s Darden School of Business. From 1993 to 1995, Mr. Shames served as President and Chief Executive Officer of Borden, Inc., a consumer marketing company. Previously, he served as President of both General Foods USA and Kraft USA. He also served as Chairman, President and Chief Executive Officer of Stride Rite Corporation. Mr. Shames currently serves on the board of directors of Choice Hotels and is the non-executive Chairman of the Board of Select Comfort Corporation. Mr. Shames holds a B.S./B.A. from the University of Florida and an M.B.A. from Harvard University. Mr. Shames’ consumer marketing expertise provides with additional insight into targeting end users of our services, and his deep understanding of executive compensation issues permits us to maximize the retention of our management talent.

William H. Washecka has been a director since February 2004 and currently serves on the board of directors of Authentech, Inc. From November 2004 to December 2006, he served as Chief Financial Officer of Prestwick Pharmaceuticals, which specialized in therapies for central nervous system disorders. From 2001 until 2002, Mr. Washecka served as Chief Financial Officer for USinternetworking, Inc., an enterprise and e-commerce software service provider. Previously, Mr. Washecka was a partner with Ernst & Young LLP, which he joined in 1972. During the past five years, Mr. Washecka has served on the boards of directors of Audible, Inc., Authentech, Inc., Avalon Pharmaceuticals, Inc. and Visual Networks, Inc. He has a B.S. in accounting from Bernard Baruch College of New York and completed the Kellogg Executive Management Program. Mr. Washecka’s decades of experience in auditing and accounting improve our internal controls over financial reporting, enhancing the quality of our public financial disclosures.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2009 all reports which were required to be filed pursuant to Section 16(a) of the Securities Exchange Act were filed on a timely basis, except that due to administrative errors, the following reports were filed late. Form 4s for Stephen S. Cole, John C. Dorman, Bruce A. Jaffe, Ervin R. Shames, Joseph J. Spalluto, William H. Washecka and Barry D. Wessler, with a due date of August 4, 2009, were filed on August 27, 2009. A Form 3 for Edward D. Horowitz that was due May 26, 2009 was filed May 27, 2009 and a Form 4 for Matthew P. Lawlor that was due November 20, 2009 was filed December 4, 2009.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our directors, officers (including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Principal Accounting Officer, Controller and any person performing similar functions) and employees. We have made the code of conduct and ethics available on our website at www.orcc.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within five business days following the date of the amendment or waiver, unless website posting of such amendments or a waiver thereof is then permitted by the rules of the Nasdaq Global Select Market.

Audit Committee

Our Audit Committee has four members, William H. Washecka (Chairman), Bruce A. Jaffe, Michael E. Leitner and Barry D. Wessler. Generally, the Audit Committee oversees our accounting policies, consolidated financial statements and our internal audit function. The Board of Directors has determined that all members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by the Nasdaq Global Select Market. The Board of Directors has determined that William H. Washecka is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K. Our Board of Directors has adopted a charter for the Committee, which is available at www.orcc.com.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis contains statements regarding future individual and company performance targets and goals. These targets and goals are disclosed in the limited context of Online Resources Corporation’s compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

Executive Summary

The Management Development and Compensation (“MD&C”) Committee of our Board of Directors is responsible for establishing and maintaining all of our executive officer and senior management compensation programs. These programs are designed to attract and retain qualified executives and managers, and reward them for delivering value to our stockholders.

Our compensation programs’ levels and design are based on pay-for-performance. We target base salary compensation at the 40th percentile of market, and provide variable compensation opportunities to earn total compensation between the 60th and 70th percentiles when we meet our financial and operating targets and outperform our peers. Our variable compensation programs generally provide for 1) cash and/or restricted stock equity compensation tied to performance measures, 2) time-vested equity compensation issued as options that have value only if our stock price increases following their date of grant, and 3) time-vested equity compensation issued as restricted stock for which the value increases and decreases with the price of our common stock.

In February 2009, the MD&C Committee asked Watson Wyatt to provide a pay-for-performance analysis of our executive compensation programs compared to our peer group. This analysis provided the potential and actual awards paid under the executive annual and long-term incentive plans which was then compared to company performance. The analysis concluded that the compensation paid to the executive officers and performance was misaligned because the amount of compensation lagged operating performance relative to our peer group.

In 2009, the base salaries of the Chief Executive Officers (our original Chief Executive Officer resigned on December 14, 2009 and was succeeded on an interim basis by our President and Chief Operating Officer), other executive officers and senior management were paid in cash. All annual and long-term incentive compensation was paid in equity. We have paid both annual and long-term incentive compensation in equity since 2007, though as a matter of compensation philosophy, the MD&C Committee prefers to pay annual incentive compensation in cash and long-term incentive compensation in equity. We will return to paying annual incentive compensation in cash for 2010.

Between 58% and 77% of our executive officers’ 2009 target total direct compensation was granted in equity. Through the grant of equity incentives, we seek to align the interests of our management team with the interests of our stockholders, by creating a direct link between compensation and stockholder return. We also believe that enabling our management team to achieve ownership in our Company at levels that are meaningful to them improves our ability to retain these employees. Further, as we offer no defined benefit retirement or pension plans, equity-based incentive grants are an important element in enabling our management team to build savings for retirement.

Given the high reliance on pay for performance in our compensation structure, the MD&C Committee believes it is important to look at realized compensation versus target compensation. In 2009, equity grants for both annual and long-term incentive compensation were calculated using a $4.00 share price, a 16% premium to the then fair market value of our shares. During the vesting period for annual incentive compensation and the first year of the vesting period for long-term incentive compensation, our price per common share ranged between $3.21 and $6.90, closing at $4.09 on the date of vesting.

During 2008, economic factors negatively affected our financial performance relative to our plan. These factors included a sharp drop in interest rates, which reduced associated revenue and operating earnings by more than $5 million compared to 2007. Therefore, for 2009, we adjusted our compensation programs to reflect increased uncertainty with regard to the market environment and business factors that influence our financial and operating performance, and by extension, the value of stockholder equity.

•	We implemented 5% across-the-board reductions to annual cash base salaries, reflecting generally lower market compensation levels.

•	The annual bonus plan was granted paid entirely in restricted stock. The number of shares granted was calculated using a $4.00 share price.

•	The dollar value targets of our long-term incentive equity grants were reduced by an average of 25%. The number of shares granted was calculated using a $4.00 share price, a 16% premium to the market price on the date of grant, Equity granted as options, however, still had an exercise price equal to the market price.

•	Other employee benefits programs were curtailed.

Without considering the impact of issuing annual and long-term incentive equity grants at a premium to market price, we reduced the total annual compensation opportunity for our executive officers by 14% to 23% in 2009. The reductions for our executive officers, senior managers and other staff have remained in place for 2010. The MD&C Committee, in conjunction with executive management, will continue to review its compensation and benefits programs and make other adjustments if and as it believes necessary or prudent.

Compensation Philosophy and Objectives

•	A Meaningful Portion of Compensation Should be Performance-Based. We believe that variable compensation tied to company performance should represent a meaningful portion of total compensation for our executive officers and senior managers, and that the percentage of compensation tied to company performance should be highest for our executive officers.

•	63% of our original Chief Executive Officer’s targeted 2009 compensation was “at-risk”, with 24% tied to the achievement of performance factors and an additional 41% in options that have value only if our stock price increases following their date of grant.

•	53% of our President’s targeted 2009 compensation was “at-risk”, with 30% tied to the achievement of performance factors and an additional 23% in options that have value only if our stock price increases following their date of grant.

•	49% of our Chief Financial Officer’s targeted 2009 compensation was “at-risk”, with 26% tied to the achievement of performance factors and an additional 23% in options that have value only if our stock price increases following their date of grant.

•	Our Compensation Programs Should Emphasize Stock Ownership. We believe that stock ownership is a valuable tool to align the interests of managers and employees with those of stockholders. Our Board of Directors has established the following stock ownership guidelines for themselves as well as for executive officers and certain senior managers:

Stock Ownership Guidelines

Board Members	5 times annual cash compensation
Chief Executive Officer	5 times annual base salary
Other Named Executive Officers	3 times annual base salary

Stock ownership is defined to equal the value of owned shares, the vested portion of restricted stock or restricted stock units and any vested options that are in the money. Individuals are given up to four years from the date of hire, promotion to an eligible position or joining the Board to reach the targets. These targets are treated as guidelines, not as an absolute requirement, and the Board takes into account financial hardship or other extenuating circumstances in reviewing cases where targets are not met.

•	77% of our original Chief Executive Officer’s targeted 2009 compensation was granted in equity.

•	62% of our President’s targeted 2009 compensation was granted in equity.

•	58% of our Chief Financial Officer’s targeted 2009 compensation was granted in equity.

Much of this ownership can be accomplished through grants made as a part of the annual compensation of our Board members and under our long-term equity incentive plan, but open market purchases are encouraged to fill out or exceed the guidelines. We also provide the means for broader stock ownership by employees at all levels through our Employee Stock Purchase Plan.

•	Our Compensation Programs Must Be Competitive. We need to hire, retain and motivate executive officers and senior managers with the requisite skills and experience to develop, expand and execute on our business opportunities, as this is essential to our success in providing value to stockholders. As such, we benchmark our compensation against companies in our industry sector or with similar operating characteristics. We target base salary compensation at the 40th percentile of market, with the opportunity to earn total compensation between the 60th and 70th percentiles when we meet our own targets and outperform our competition.

•	We Consider Total Compensation in Designing Our Programs. As company targeting growth, we seek executive officers and senior managers who are motivated by the desire to participate in building an expanding, profitable and high quality organization. Since this type of employee values participation in our growth as much or more than base salary, the Committee looks at the aggregate of our base salary, annual incentive and long-term equity incentive compensation plans when assessing the adequacy, appropriateness and competitiveness of our compensation structure.

•	Our Compensation Programs Should Reward both Company and Individual Performance. In determining annual incentive and long-term equity incentive awards, we look primarily to company performance and the performance of our peers. However, merit increases to base salaries are weighted towards individual performance and we have spot bonus and other recognition programs to reward individual achievement.

Compensation Program Design

The MD&C committee reviews the design of our total compensation program on a regular basis, incorporating information from a database provided by Equilar, Inc. which aggregates information from proxy statements and other documents filed with the SEC, as well as recommendations and best practices communicated by its independent compensation consultants.

For 2009, the MD&C Committee made one material modification to plan design. This was to change the allocation of long-term incentive grants among time-vested options and time-vested restricted stock and, for 2009 only, eliminate performance-vested restricted stock

Our compensation program for executive officers and senior management currently consists of:

•	base salary,

•	annual cash or equity-based incentive compensation, and

•	long-term equity-based incentive compensation.

Our executive officers and senior management also participate in the broad-based benefits plans that are available to other employees and we avoid additional material perquisites.

We do not generally have employment agreements that provide for continued employment for any period of time. We do have a severance policy that specifies severance benefits for all levels of employees upon termination without cause, and certain of our executive officers and senior managers have received assurances that their benefits under this policy will not be reduced. However, the payout of all benefits under our severance policy are subject to Board consideration. We also have a change in control severance plan for the benefit of the executive officers and certain members of senior management in the event of both i) a change in control of our Company and ii) termination of that person under specified circumstances within one year after the change in control. Additionally, we have entered into a limited number of severance agreements as a part of our acquisitions of other companies.

The MD&C Committee regularly requests benchmark compensation studies with regard to executive officer and senior management positions, to ensure that its decisions are based on current market information. It has engaged independent compensation consultants Watson Wyatt Worldwide to prepare these studies, with the most recent study being completed in February 2009. Compensation studies provide relevant market data, trends and alternatives to consider when making compensation decisions, and the MD&C Committee uses the study information to construct management compensation plans that are intended to be both competitive and within established target ranges relative to market-median levels. The MD&C Committee also supplements its periodic independent compensation consultant studies with information from a database provided by Equilar, Inc. which aggregates information from proxy statements and other documents filed with the SEC.

The MD&C Committee has the sole authority to engage and terminate the engagements of our independent compensation consultants. Watson Wyatt and any other independent compensation consultants engaged by the Committee are not engaged by management in any other capacity, without the expressed consent of the MD&C Committee, so as to preserve their independence.

In making compensation decisions, the MD&C Committee compares total compensation and its components against a peer group of publicly traded companies recommended by Watson Wyatt. This peer group, which is reviewed and updated annually, consists of companies in the specific market sectors in which we compete and general industry companies with consolidated and/or segment revenues comparable to ours. Each of the peer group companies has revenues of less than $1.0 billion and market capitalizations and employment levels that are reasonably similar to ours. The MD&C Committee believes the peer group is a reasonable representation of the market for management’s services.

The companies included in the peer group for the February 2009 study used to construct our compensation decisions for 2009 are:

•	ACI Worldwide, Inc.

•	Bottomline Technologies, Inc.

•	Cass Information Systems, Inc.

•	CSG Systems International, Inc

•	Cybersource Corporation

•	GoldLeaf Financial Solutions, Inc.

•	Global Cash Access Holdings

•	iGate Corporation

•	Intersections, Inc.

•	Net 1 U.E.P.S. Technologies, Inc.

•	Radiant Systems, Inc.

•	S1 Corporation.

•	Tier Technologies, Inc.

•	TNS, Inc.

•	Wright Express Corporation

As a result of the limited number of companies in our peer group, the MD&C Committee also utilized commercially available survey data related to general industry executive compensation to identify market-median and other market elements related to our 2009 and ongoing compensation programs.

Compensation Elements

Base Salary.  Base salaries for our executive officers and senior managers are reviewed and reset annually. Given our total compensation approach and the value our executive and senior management places on participating in current and future growth, base salaries tend to be underweighted in our compensation structure. The Committee seeks to benchmark base salaries at approximately the 40th percentile of the high growth companies within the established peer group.

In addition to the market data from the peer group and other sources, the Committee considers other factors in arriving at or adjusting each executive officer’s base salary, including:

•	each executive officer’s scope of responsibilities,

•	each executive officer’s qualifications, skills and experience,

•	internal pay equity among senior executives, and

•	individual job performance, including both impact on current financial results and contributions to building longer-term stockholder value.

Within this framework, annual increases are primarily driven by individual performance.

Beginning in February 2009, we instituted a 5% pay cut from stated base salaries for our executives, managers and other staff. This was done to ensure our continuing financial health and to reset our general compensation framework to current market levels. These reduced salary levels have been carried over into 2010 and we have not committed to any subsequent salary increases.

Annual Incentive Compensation.  We provide annual incentive compensation for our executive officers, senior and mid-level managers under our Annual Incentive Plan. These individuals have the most direct influence over our financial and operating performance, and thus their annual incentive compensation is based on our performance against established performance goals.

The Annual Incentive Plan is designed to drive current period performance consistent with our stated long-term growth, profitability and service quality objectives. The Committee seeks to establish performance objectives at a level that rewards competitively superior performance with competitively superior compensation. Our annual incentive compensation is paid in cash, equity or a combination of the two, with the mix of payment type established at the beginning of each year.

Before the start of each year, the Committee determines the principal elements of the Annual Incentive Plan for the coming year:

•	performance goals ,

•	bonus allocations to be tied to each of the performance goals, and

•	target bonus levels, expressed as either a percentage of salary or a fixed amount for each identified level or title grouping of management.

Actual bonus payments are increased above the target bonus levels for results that exceed the performance goals and are decreased below the target bonus levels, and may be reduced to zero, for results that do not fully meet the goals, with the amount of the increase or decrease based on a sliding scale determined by the MD&C Committee.

The MD&C Committee believes that in the context of its total compensation approach, the design of, and payouts under, the 2009 Annual Incentive Plan were fair to both participants and stockholders, and that the plan structure was appropriate. For 2010, the Committee determined that it would adopt a common set of corporate performance targets for all participants. The elimination of division targets as elements of the Annual Incentive Plan reflects an April 2010 reorganization in which our divisional organizational structure was eliminated. The MD&C Committee also believes that the 2010 Annual Incentive Plan design and established goals are appropriate and will deliver fair value to both participants and stockholders.

No participant in our Annual Incentive Plan has exceeded $1 million in annual taxable compensation. As such, we have not had the material terms of the performance goals under our Annual Incentive Plan approved by stockholders as would be required to qualify for an exemption from limits on deductibility of compensation under Internal Revenue Code section 162(m) and related regulations. We will continue to monitor compensation levels and will consider submitting the material terms of our performance goals to stockholders if the compensation of any of our executive officers or senior managers materially exceeds this threshold.

Performance Goals and Bonus Allocations.  The MD&C Committee determines both the types of, and the targets for, the annual performance goals. Typical performance goals include annual or other periodic revenue growth or amount, operating profitability growth or amount, core net income growth or amount, free cash flow amount and service quality or other operating performance metrics. Some or all of these performance goals may be established on an adjusted basis, either for ease of measurement or to exclude factors beyond management’s control.

Financial performance goals are linked to our Board-approved budget and operating plan for the applicable period. We targeted our 2009 and 2010 budgets at a 60-70% probability level, which is then also the probability of our executives achieving the established performance targets for those periods.

The MD&C Committee selected the following as the performance goals for the 2009 Annual Incentive Plan:

•	revenue,

•	core earnings per share, and

•	division specific client satisfaction programs.

Corporate and division targets were established for each of these goals and the percentage of bonus payout tied to each of the goals was as follows:

Performance Goal	Corporate	Division

Revenue	30%	30%
Core Earnings per Share	70%	60%
Client Satisfaction	0%	10%

The MD&C Committee determined that bonus payouts for corporate participants, including the executive officers, would be based entirely on achievement of the established corporate performance targets, while division participants would have 50% of their bonus payouts based on division performance targets and 50% based on corporate performance targets. This structure was established to support and reward the operating objective of achieving cross-divisional product sales and client support.

Payouts pursuant to the 2009 Annual Incentive Plan were made in restricted stock units that vested on March 5, 2010.

For the 2010 Annual Incentive Plan, the MD&C Committee has again selected revenue, core earnings per share as financial performance goals. It also established two additional goals; one for realization of expected contract values and one for retention of existing client revenue. Separate division targets were eliminated for 2010 to reflect an April 2010 reorganization in which our divisional organizational structure was eliminated. Performance targets have been established for each goal based on our 2009 financial and operating expectations. The MD&C Committee determined that it would change the percentage of bonus payout tied to each of the goals in order to emphasize our priority on revenue growth. For 2010, the percentage of bonus payout tied to each of the goals is as follows:

Performance Goal	All Participants

Revenue	50%
Core Earnings per Share	30%
Contract Value Realization	10%
Client Retention	10%

Annual Incentive Plan payouts to participants, including the executive officers, for 2010 will be based entirely on achievement of the established corporate performance targets. Payouts pursuant to the 2010 Annual Incentive Plan will be made in cash or about March 1, 2011.

Target Bonus Levels.  The MD&C Committee establishes bonus targets for executive officers and certain members of senior management which are percentages of their actual base salaries. Fixed dollar bonus targets were established for other position or title groups within our management team.

Bonus targets are established by the MD&C Committee within its total compensation approach. Factors considered included peer group comparable compensation, internal compensation equity between participants of the same level or title, cash and equity compensation mix at the various levels of management and affordability.

For 2009, bonus targets for our executive officers were:

•	105% of base salary for our original Chief Executive Officer,

•	79% of base salary for our President and Chief Operating Officer, and

•	63% of base salary for our Executive Vice President and Chief Financial Officer.

Under the 2009 Annual Incentive Plan, management earned bonuses of between 45% and 96% of their targets, with our executive officers earning 63%. All of these bonus amounts were paid in restricted stock units that vested on March 5, 2010.

For 2010, the MD&C Committee followed a consistent process and considered similar factors in establishing bonus targets. It concluded that those targets should remain materially unchanged from the 2009 Annual Incentive Plan. As in prior year plans, participants may earn up to 150% of their bonus targets for significantly over-achieving against established performance goals.

Long-Term Equity-Based Incentive Compensation.  We make long-term incentive compensation available to our executive officers, senior and mid-level managers, generally in the form of time-vested stock options and restricted stock units and performance-vested restricted stock units. Through the grant of these equity incentives, we seek to align the long-term interests of our management team, including our executive officers, with the long-term interests of our stockholders, by creating a direct link between compensation and stockholder return. We also seek to enable members of our management team to achieve ownership in our Company at levels that are meaningful to them, thereby improving our ability to retain these employees. Further, as we offer no defined benefit retirement or pension plans, long-term equity-based incentive grants are an important element in enabling members of our management team to build savings for retirement.

Each year’s Long-Term Incentive Plan is designed to link compensation to our performance over the three year period beginning with the grant year. The MD&C Committee selected a three year period because they believed it was the longest period over which management could be expected to provide a reasonably accurate forecast. They also determined that it was possible to obtain similarly reasonable predictions of competitors’ future performance for this period, but not for longer.

Award targets for each three-year plan cycle are established by the MD&C Committee within its total compensation approach, including seeking alignment between performance and pay. Factors considered include estimated peer group performance, peer group comparable compensation, cash and equity compensation mix at the various levels of management and affordability.

Award targets are expressed as either a percentage of actual base salary or a fixed dollar amounts and are converted to share-equivalent grants generally based on the fair market value of our stock on the date of grant, as measured by the closing price per share on that date. The number of stock option shares granted is determined using the Black-Scholes option pricing model to determine the theoretical fair market value of the stock option on the date of grant. The stock options are exercisable at the fair market value on the date of grant. The number of restricted shares granted is generally determined using the fair market value on the date of grant. The restricted shares carry no exercise price.

Time-vested stock option and restricted stock grants vest annually over the three year period provided the participant continues to remain employed by us. Performance-vested restricted stock vests at the end of the three year period, with the number of shares that vest based on our performance against two performance targets established by the Committee for that three year period. As performance-vested restricted stock is intended to focus participants on our long-term performance and not reward tenure, participants having this grant type who leave us during the three year period may be entitled to partial vesting of their shares at the end of the three year period. They will be vested for either 33.3% or 66.7% of the shares that would have vested at the end of the three year period, if they were employed by us for at least one or two years of the period, respectively. All stock option grants have a seven year life.

Performance-vested restricted stock is tied to performance targets selected by the MD&C Committee for the three year period covered by the plan year’s performance-vested restricted stock grants. These performance goals will tend to be growth and profitability oriented and are intended to reflect the measures on which the capital markets value us. We believe that measures such as these best align the long-term interests of management and the stockholders.

The Committee also creates a vesting band around this target. Vesting of performance-vested restricted stock generally can be increased to as much as 150% of target levels for results that exceed the performance targets. Vesting can also be decreased below target levels, and may be reduced to zero, for results that do not fully meet the targets.

For 2009, The MD&C Committee determined that participant award targets should be reduced in recognition of the current market environment. Across the management group, award targets were decreased by an average of 25% from 2008 levels. This was accomplished by applying tiered percentage reductions ranging from 20% for our mid-level managers to 30% for our Chief Executive Officer. Given these reductions and the previously mentioned 5% reduction to base salaries, 2009 Long-Term Incentive Plan targets for our executive officers are now:

•	234% of target base salary for our original Chief Executive Officer,

•	86% of target base salary for our President and Chief Operating Officer, and

•	78% of target base salary for our Executive Vice President and Chief Financial Officer.

All participants in the 2009 Long-Term Incentive Plan received grants consisting of time-vested stock options and restricted stock allocated as follows:

Time-Vested Stock Options	50%
Time-Vested Restricted Stock	50%

The mix of time-vested stock options and restricted stock and performance-vested restricted stock for 2009 was altered from the prior year, when time-vested options and restricted stock made up 40% each of total grants and performance-vested restricted stock made up 20%. The MD&C Committee determined that it was appropriate to eliminate performance-vested restricted stock for the 2009 Long-Term Incentive Plan. This decision was made in consideration of the fact that award targets being granted to our executive officers and senior managers had been reduced and of the difficulty in accurately forecasting three-year performance under uncertain economic conditions. The MD&C Committee continues to believe in tying a portion of plan grants to long-term performance and so has reinstated performance-vested restricted stock for the 2010 plan year.

Our Long-Term Incentive Plan requires that when we complete an acquisition, disposition or other material transaction during one or more already established three year periods, we adjust our performance targets to reflect the impact that transaction is expected to have on existing performance targets. There were no such acquisitions made during 2009.

For 2010, The MD&C Committee determined that participant award targets should be maintained at 2009 levels. It also determined that the 2010 allocation of grants should be changed from those used in the 2009 Long-Term Incentive Plan. For 2010, all participants will be granted restricted stock units, 50% of which will be time-vested and 50% of which will be performance-vested. As performance goals for the 2010 Plan, the Committee has selected revenue growth and core earnings per share growth. Our performance against these goals will be measured against the revenue and earnings per share growth of a peer group of companies, with 2010 revenue and core earnings as the baseline. Unlike in prior years, no equity will be issued to allow for over-achievement against the established performance goals. However, the MD&C Committee has reserved the right to, at its discretion, issue additional performance-vested shares for the 2010 plan such that participants could earn up to 150% of targets for up to 150% over-achievement against the peer group results. Additional shares, if any, would not be issued until after January 1, 2011.

Benefits and Perquisites.  We generally avoid perquisites. Our executive officers and senior managers receive the same benefits as are available to our other full-time employees.

Severance Compensation.  We do not have agreements with our executive officers and most of our senior managers that would provide severance benefits upon termination without cause or for good reason except for the change in control severance plan described below. We do have a severance policy that specifies severance benefits for all levels of employees upon termination without cause and certain of our executive officers and senior managers have received assurances that their benefits under this policy will not be reduced. However, the payout of all benefits under our severance policy are subject to Board consideration.

Under our policy, the severance period for our executive officers would be calculated as 12 months plus two weeks for every year of service. In recognition of this severance period and partial period service already provided, they would receive a lump sum severance payment equal to (i) their base pay at the then current rate, calculated for the severance period, (ii) their bonus target amount at the then current rate, calculated for the severance period, and (iii) the pro rata portion of any bonus for the for the bonus period in effect at the then expected payout rate subject to certain considerations. Additionally, any unvested equity that would have vested during the severance period, calculated as though vesting were monthly, would immediately vest and become exercisable. Our executive officers would also receive the health benefit plan coverage (medical, dental and vision insurance) in effect for they and their family for one year from the date of their termination.

Matthew P. Lawlor served as the Company’s Chief Executive Officer until his retirement from that position on December 14, 2009. He continued to serve as Executive Chairman of the Board until January 15, 2010 and he resigned from our Board of Directors on January 20, 2010. His employment with Online Resources was terminated on February 19, 2010. Mr. Lawlor received no compensation under our severance policy because he failed to comply with the related requirements.

On December 14, 2009, Raymond T. Crosier, our President and Chief Operating Officer, assumed the additional role of interim CEO during the search for a permanent CEO. He held that role until his resignation from Online Resources on April 20, 2010 and while he was not entitled to any severance benefits, we did agree to pay him an amount equal to six months of his base salary and continue his health benefit plan coverage for 12 months in return for certain consideration. The compensation provided to Mr. Crosier is expected to total $121,125 for the six months of base salary and $10,193 for his health benefit plan coverage.

For Catherine A. Graham, our Executive Vice President and CFO, if termination had occurred on December 31, 2009, the following represents the benefits that would have been paid to her under our policy:

Value of
			Current		Value of	Acceleration
		Base Salary	Period		Post-	of Vesting	Total
	Severance	& Target	Pro Rata	Lump Sum	Termination	of Equity	Payments &
	Period	Bonus	Bonus	Payment	Benefits	Awards	Benefits
Name and Principal Position	(Months)	($)	($)(1)	($)(2)	($)(2)	($)(3)	($)

Catherine A. Graham Executive Vice President and CFO	15.5	$364,272	$—	$470,518	$4,402	$382,995	$857,915

(1)	2009 Bonus was paid all in equity so value is reflected in the Acceleration of Vesting of Equity Awards.

(2)	Assumes the benefits in effect as of December 31, 2009.

(3)	Assuming the Company’s stock price at the close of business on December 31, 2009, $5.26.

We have also entered into severance agreements with a limited number of senior managers as a part of our acquisitions of other companies.

Potential Payments upon Termination or Change in Control.  We have a change in control severance plan for the benefit of the executive officers and certain members of senior management in the event of (i) a change in control of our Company and (ii) termination of any such person under specified circumstances within one year after the change in control.

The change in control severance plan has a “double trigger” feature, meaning that two events must occur in order for benefits to be paid to a participant. The first event must be a change in control of our Company, which is defined to be (i) any change in control required to be reported in response to Item 1(a) on Form 10-K, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”); (ii) a third person, including a “group” as such term is used in Section 13(d)(3) of the Act, becoming the owner of 50% or more of the combined voting power of our outstanding common stock, unless such acquisition is approved by a majority of our Board prior to such acquisition; or (iii) the directors on our Board cease for any reason to constitute at least a majority of the Board.

The second event, which must occur within one year after the change of control event, is either (i) the termination of the participant by us for reasons other than cause or disability or (ii) the resignation of the participant from employment for “good reason”. “Good reason” is defined to be any changes in the duties and responsibilities of the participant which are materially inconsistent with the duties and responsibilities of the participant within our Company immediately prior to the change in control, (ii) any material reduction of the participant’s compensation or aggregate benefits, (iii) any required relocation of the participant’s office beyond a 50 mile radius from the location of the participant’s office immediately prior to the change in control, or (iv) any failure by us to obtain the assumption of the change in control severance plan by a successor of our Company.

In the event the “double trigger” occurs to a participant in the plan, the participant shall be entitled to two categories of benefits. First, a lump sum severance payment equal to the participant’s average annual salary and bonus target during the three years preceding the change in control, multiplied by (i) 2.99 for each Group A participant (defined to be one of our executive officers), (ii) 2.0 in the case of each Group B participant (defined to be one of our executive vice presidents in charge of Banking Services, eCommerce Services or Operations), and (iii) 1.0 in the case of each Group C participant (defined to be our CTO or Senior Vice President for Corporate Systems Operations). Second, the health benefit plan coverage (medical, dental and vision insurance) in effect for such participant and the participant’s family as of the date of his or her termination shall be provided by us to the participant for one year from the date of the participant’s termination at the same premium rates as charged for employees of ours, as if the participant had continued in employment during such period. In addition, all outstanding options and other equity awards, if any, granted to a participant in the severance plan shall become fully vested and exercisable upon a change in control, and the restricted period with respect to any restricted stock or any other equity award granted to a participant shall lapse immediately upon such change in control.

The benefits payable under the plan are subject to increase pursuant to Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), which defines “excess parachute payments” which are subject to certain excise taxes assessed pursuant to Section 4999 of the Code. The purpose of the increase is to ensure that such excise taxes do not diminish the benefit received by a participant under the plan. In addition, the benefits under the plan may be modified as necessary to ensure compliance with Section 409A of the Code governing deferred compensation arrangements.

Matthew P. Lawlor served as the Company’s Chief Executive Officer until his retirement from that position on December 14, 2009. He continued to serve as Executive Chairman of the Board until January 15, 2010 and he resigned from our Board of Directors on January 20, 2010. His employment with Online Resources was terminated on February 19, 2010. As no change in control occurred prior to the termination of his employment, Mr. Lawlor is not entitled to benefits under our change in control plan.

On December 14, 2009, Raymond T. Crosier, our President and Chief Operating Officer, assumed the additional role of interim CEO during the search for a permanent CEO. He held that role until his resignation from Online Resources on April 20, 2010. As no change in control occurred prior to the termination of his employment, Mr. Crosier is not entitled to benefits under our change in control plan.

For Catherine A. Graham, our Executive Vice President and CFO, if termination had occurred on December 31, 2009, and assuming that no modifications of the benefits were required pursuant Sections 280G, 4999 or 409A of the Code, the following represents the benefits that would have been paid to her under the plan:

	Average			Value of
	Salary/Cash		Value of	Acceleration
	Bonus for 3		Post-	of Vesting	Total
	Preceding	Lump Sum	Termination	of Equity	Payments &
	Years	Payment	Benefits	Awards	Benefits
Name and Principal Position	($)	($)(1)	($)(2)	($)(3)	($)

Catherine A. Graham Executive Vice President and CFO	$364,463	$1,089,744	$4,402	$598,579	$1,692,725

(1)	Payment must be made within 30 days of the date of termination.

(2)	Assumes the benefits in effect as of December 31, 2009.

(3)	Assuming the Company’s stock price at the close of business on December 31, 2009, $5.26.

Chief Executive Officer Compensation and Performance

Matthew P. Lawlor served as the Company’s Chief Executive Officer until his retirement from that position on December 14, 2009. He continued to serve as Executive Chairman of the Board until January 20, 2010, when he resigned from our Board of Directors. His employment with Online Resources was terminated by the Company on February 19, 2010.

On December 14, 2009, Raymond T. Crosier, our President and Chief Operating Officer, assumed the additional role of interim CEO during the search for a permanent CEO. He held that role until his resignation from Online Resources on April 20, 2010.

The compensation for both Mr. Lawlor and Mr. Crosier consisted of an annual base salary, annual incentive compensation and long-term equity-based incentive compensation. They did not receive material perquisites or other personal benefits from the Company.

For the CEO, the MD&C Committee reviews, determines and recommends to the Board for their approval the level for each of these compensation elements within its total compensation approach, using competitive benchmark data and methods consistent with those used for our other senior executives. The Committee also conducted an assessment of Mr. Lawlor’s performance. As he served primarily as President and COO during 2009, Mr. Crosier’s performance was evaluated by Mr. Lawlor.

Mr. Lawlor’s compensation was determined by our Board of Directors, subsequent to discussion of a recommendation by the MD&C Committee. He did not recommend his own compensation nor did he attend the portions of the MD&C Committee or Board meetings where his compensation was being discussed. Mr. Lawlor did recommend compensation for the other named executive officers, including Mr. Crosier, and that compensation was approved by the MD&C Committee.

Mr. Crosier’s annual base salary, annual incentive compensation and long-term equity-based incentive compensation remained unchanged when he assumed the role of interim CEO. He did, however, enter into a retention arrangement where he was granted restricted stock units with a value of $125,000 that would vest in full on January 1, 2011. We agreed that on January 1, 2011, we would pay Mr. Crosier a bonus equal to $10,000 for each month he served as interim CEO. As both the equity vesting and payment of the additional bonus amount were contingent upon continued employment with Online Resources, Mr. Crosier forfeited both upon his resignation from the Company.

Mr. Lawlor’s performance was evaluated in February 2009, as part of an established review cycle. Prior to 2009, the performance of Mr. Lawlor, Mr. Crosier and other members of executive and senior management were reviewed in July of each year. This was changed to coincide with the determination of year-end results, increasing the ability of the MD&C Committee to tie its assessment of CEO performance to current relevant results.

In July 2008, Mr. Lawlor’s performance was reviewed and his 2009 compensation, save for subsequent changes made in response to economic factors, was set. The Committee recommended no changes to be made to Mr. Lawlor’s compensation level for 2009. This action was based on an evaluation of Mr. Lawlor’s performance for the prior year, consideration of company, industry and macroeconomic factors and an analysis of competitive benchmarks. The competitive benchmark analysis considered data compiled and presented by Watson Wyatt Worldwide showing that Mr. Lawlor’s target total compensation was the lowest in the independently selected peer group, while a composite rating based on both operational performance and stockholder returns for the peer group ranked us in the 69th percentile. The Committee had increased Mr. Lawlor’s compensation based on similar measures in July 2007 and considering all factors, did not believe it was appropriate to make additional adjustments.

In February 2009, Mr. Lawlor’s performance was again evaluated as part of the new review cycle. The independent members of the Board of Directors evaluated Mr. Lawlor’s performance against a set of annual performance goals recommended by the MD&C Committee and approved by the same independent members. The goals fall into four categories:

•	financial goals, focused on revenue, earnings before interest, taxes, depreciation and amortization, and core net income as set forth in our approved plan,

•	operating goals, including metrics such as consumer adoption rate and transaction growth,

•	strategic goals, including initiatives relating to organization development, capital structure, acquisitions and other strategic matters, and

•	leadership and other qualitative factors that the independent members of the Board may deem appropriate in evaluating chief executive performance.

Each of these categories was weighted 30%, 30%, 30% and 10%, respectively, for a possible score of 100%. This score was used by the MD&C Committee and independent members of the Board in evaluating Mr. Lawlor’s performance and setting the individual compensation elements comprising his total compensation opportunity.

Financial goals were measured using company and peer group financial information for the most recently available three-year period. In making its most recent evaluation, the MD&C Committee considered that for the most recently available three-year period we showed positive financial performance relative to our peer group However, it considered that revenue growth was positively impacted by a large, transforming acquisition, which increased our growth above already strong organic growth rates. It also acknowledged that because of public reporting schedules, the most recently available financial information for the peer group did not reflect significant changes in the industry and macroeconomic conditions that had occurred over the prior 12 month period. The Committee therefore looked more towards company-specific criteria in evaluating Mr. Lawlor’s performance against financial goals and noted that for 2008, the company did not achieve its established targets.

Operating goals were measured against plan targets and approved corporate goals for 2008 and any changed to expected 2009 performance since the last review. Strategic and qualitative goals were assessed based on accomplishments over the prior 12 month period and projected for the next six months.

In addressing strategic and qualitative goals, the MD&C Committee recognized Mr. Lawlor’s continuing leadership. It noted that he had accomplished the integration of the Internet Transaction Solutions acquisition, as well as delivered several key new products and infrastructure upgrades during the period. They noted, however, that he and the Chief Financial Officer had not remediated the material weaknesses in the Company’s financial controls in 2008. This remediation was completed in 2009.

Also in February 2009, The MD&C Committee asked Watson Wyatt to provide a pay-for-performance analysis, which concluded that executive compensation, including that for Mr. Lawlor, was still below peer group compensation for comparable performance. The following summarizes the conclusions of the Watson Wyatt analysis for each Online Resources compensation element and total compensation relative to the peer group.

	Annual Base	Annual	Long-Term Equity	Total
	Salary	Bonus	Incentive Compensation	Compensation

Chief Executive Officer	Lowest	Lowest	16th percentile	Lowest
Other Named Executive Officers	Lowest	Lowest	9th percentile	Lowest

Concurrent with Mr. Lawlor’s February 2009 performance review and the Watson Wyatt analysis, management and the MD&C Committee noted further deterioration in interest rates and other market factors. As a part of managing within this environment and further aligning his interest with those of stockholders, the MD&C Committee recommended and the Board approved the following additional actions with respect to Mr. Lawlor’s compensation:

•	a 5% reduction in his base salary effective February 1, 2009,

•	the issuance of his equity under our Annual compensation Plan at a 16% premium to the market price on the date of grant rather than at the market price, and

•	a 35% reduction to his long-term incentive plan target, with those shares also being issued at a 16% premium to the market price of our stock on the date of grant.

In July 2008, Mr. Lawlor reviewed Mr. Crosier’s performance and his 2009 compensation, save for subsequent changes made in response to economic factors, was set. Mr. Lawlor recommended no changes to be made to Mr. Crosier’s compensation level for 2009. This action was based on an evaluation of Mr. Crosier’s performance for the prior year, consideration of company, industry and macroeconomic factors and an analysis of competitive benchmarks. The MD&C Committee approved Mr. Lawlor’s recommendation of Mr. Crosier’s compensation.

In February 2009, Mr. Crosier’s performance was again evaluated as part of the new review cycle. Concurrent with this review and the Watson Wyatt analysis, management and the MD&C Committee noted further deterioration in interest rates and other market factors. As a part of managing within this environment and further aligning his interest with those of stockholders, the MD&C Committee recommended and the Board approved the following additional actions with respect to Mr. Crosier’s compensation:

•	a 5% reduction in his base salary effective February 1, 2009,

•	the issuance of his equity under our Annual compensation Plan at a 16% premium to the market price on the date of grant rather than at the market price, and

•	a 30% reduction to his long-term incentive plan target, with those shares also being issued at a 16% premium to the market price of our stock on the date of grant.

Mr. Lawlor earned 100% of his target base salary amounts for 2009. Had Mr. Lawlor remained as CEO through December 31, 2009, he would have earned 63% of his target bonus, reflecting our performance against our revenue and earnings goals for the period, but no payout was made to him under the 2009 Annual Incentive Plan. Also, as his employment was terminated prior to the March 5, 2010 vesting of equity under the 2009 Long-Term Incentive Compensation Plan, all restricted stock units issued to him under that Plan were cancelled.

Mr. Crosier earned 100% of his target base salary amounts for 2009. He also earned 63% of his target bonus, reflecting our performance against our revenue and earnings goals for the period. Additionally, one-third of the time-vested equity granted to him under the 2009 Long-Term Incentive Compensation Plan vested as scheduled on March 5, 2010. Upon his resignation on April 20, 2010, Mr. Crosier forfeited all cash and equity retention amounts granted to him in 2009 in connection with assuming the interim CEO role. We did agree to pay him an amount equal to six months of his base salary and continue his health benefit plan coverage for 12 months in return for certain consideration. The compensation provided to Mr. Crosier is expected to total $121,125 for the six months of base salary and $10,193 for his health benefit plan coverage.

Compensation Committee Report

The Management Development and Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Management Development and Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report of Form 10-K.

THE MANAGEMENT DEVELOPMENT AND
COMPENSATION COMMITTEE

Ervin R. Shames, Chairman
John C. Dorman
Stephen S. Cole
Edward H. Horowitz

Summary Compensation Table

The following table summarizes the compensation of our named executive officers for the fiscal year ended December 31, 2009.

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)(1)	($)	($)(2)	($)(2)	($)	($)	($)	($)

Matthew P. Lawlor	2009	$323,890	$—	$503,960	$335,398	$—	$—	$—	$1,170,086
Chairman & Chief	2008	$350,216	$—	$680,853	$480,011	$—	$—	$—	$1,969,638
Executive Officer(3)	2007	$332,807	$—	$294,367	$128,702	$—	$—	$—	$1,193,140
Raymond T. Crosier	2009	$238,367	$—	$182,406	$90,300	$—	$—	$—	$509,464
Interim Chief Executive	2008	$255,225	$—	$213,821	$120,010	$—	$—	$—	$839,630
Officer, President and Chief	2007	$252,417	$—	$173,451	$75,000	$—	$—	$—	$749,309
Operating Officer(4)
Catherine A. Graham	2009	$208,699	$—	$143,159	$75,250	$—	$—	$—	$419,097
Executive Vice President,	2008	$235,265	$—	$178,453	$100,005	$—	$—	$—	$698,464
Chief Financial Officer and	2007	$232,409	$—	$135,691	$60,901	$—	$—	$—	$607,880
Treasurer

(1)	During 2008, Mr. Lawlor, Mr. Crosier and Ms. Graham elected to forego a portion of their cash salaries equal to $74,375, $42,500 and $39,169, respectively, in return for stock awards. The fair values of these stock awards are included in the Grant of Plan-Based Awards table.

(2)	The values represent the dollar amounts for the years shown of the aggregate grant date fair value of stock and option awards granted in those years in accordance with SEC rules. Generally, the aggregate grant date fair value is the amount that the Company expects to expense in its financial statements over the award’s vesting schedule. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the named executives. See our Annual Reports on Form 10-K for the years ended December 31, 2009, 2008 and 2007 for complete descriptions of the assumptions made in the valuation of the option and stock awards. The following table compares the probable outcome of certain performance based stock awards that are included in the table to the maximum value that could be earned.

	Probable Outcome of Performance Awards			Maximum value at grant date
Name	2007	2008	2009	2007	2008	2009

Matthew P. Lawlor	$140,256	$126,447	$168,560	$963,631	$1,065,017	$301,000
Raymond T. Crosier	$79,688	$51,310	$92,107	$553,133	$421,897	$164,477
Catherine A. Graham	$57,378	$39,270	$67,909	$418,967	$324,020	$121,267

(3)	Mr. Lawlor retired as our Chief Executive Officer on December 14, 2009. Mr. Lawlor resigned as our Chairman on January 20, 2010.

(4)	Mr. Crosier was appointed as our interim Chief Executive Officer on December 14, 2009. Mr. Crosier resigned as our interim Chief Executive Officer, President and Chief Operating Officer on April 19, 2010.

Grant of Plan-Based Awards

The following table summarizes the plan-based awards granted to our named executive officers during the fiscal year ended December 31, 2009. The option awards and the unvested portion of the stock awards identified in the table below are also reported in the Outstanding Equity Awards at Fiscal Year-End table that follows.

								All Other	All Other
								Stock	Option
								Awards:	Awards:			Grant Date
					Estimated Future			Number of	Number of	Exercise or		Fair Value
		Estimated Future			Payouts Under Equity			Shares of	Securities	Base Price	Closing	of Stock
		Payouts Under Non-Equity Incentive Plan Awards			Incentive Plan Awards			Stock or	Underlying	of Option	Price on	and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Grant Date	Awards
Name	Date	(#)	(#)	(#)	(#)	(#)	(#)	(#)	(#)	($/sh)	($)	($)

Matthew P. Lawlor(1)	3/6/2009	$—	—	—	—	—	—	—	169,839	$3.44	$3.44	$335,398

Raymond T. Crosier(2)	3/6/2009	$—	—	—	—	—	—	—	45,726	$3.44	$3.44	$90,300

Catherine A. Graham	3/6/2009	$—	—	—	—	—	—	—	38,105	$3.44	$3.44	$75,250

Matthew P. Lawlor(1)	3/6/2009	$—	—	—	—	—	—	97,500	—	$—	$3.44	$335,400

Matthew P. Lawlor(1)	3/6/2009	$—	—	—	29,167	58,333	87,500	—	—	$—	$3.44	$301,000

Raymond T. Crosier(2)	3/6/2009	$—	—	—	—	—	—	26,250	—	$—	$3.44	$90,300

Raymond T. Crosier(2)	3/6/2009	$—	—	—	15,938	31,875	47,813	—	—	$—	$3.44	$164,477

Catherine A. Graham	3/6/2009	$—	—	—	—	—	—	21,875	—	$—	$3.44	$75,250

Catherine A. Graham	3/6/2009	$—	—	—	11,751	23,501	35,252	—	—	$—	$3.44	$121,267

(1)	Mr. Lawlor retired as our Chief Executive Officer on December 14, 2009. Mr. Lawlor resigned as our Chairman on January 20, 2010. Mr. Lawlor’s unvested stock and option awards were forfeited February 19, 2010.

(2)	Mr. Crosier was appointed as our interim Chief Executive Officer on December 14, 2009. Mr. Crosier resigned as our interim Chief Executive Officer, President and Chief Operating Officer on April 21, 2010. Mr. Crosier’s unvested stock and option awards were forfeited on the date of resignation.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option and stock awards held by our named executive officers at December 31, 2009.

	Option Awards					Stock Awards
									Equity
									Incentive
								Equity	Plan Awards:
			Equity					Incentive	Market or
			Incentive					Plan Awards:	Payout
			Plan Awards:					Number of	Value of
			Number of				Market	Unearned	Unearned
	Number of	Number of	Securities				Value of	Shares,	Shares,
	Securities	Securities	Underlying			Number of	Shares or	Units or	Units or
	Underlying	Underlying	Unexercised	Option		Shares or	Units of	Other	Other
	Unexercised	Unexercised	Unearned	Exercise	Option	Units That	Stock That	Rights That	Rights That
	Options (#)	Options (#)	Options	Price	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable(1)	(#)	($)	Date	Vested(2)	Vested	Vested(3)	Vested

Matthew P. Lawlor(4)	47,823	—	—	$3.06	1/11/2011	217,219	$1,142,572	14,706	$77,354
Matthew P. Lawlor(4)	82,524	—	—	$2.3	1/1/2012
Matthew P. Lawlor(4)	93,895	13,413	—	$2.86	2/15/2012
Matthew P. Lawlor(4)	8,000	—	—	$6.21	12/11/2013
Matthew P. Lawlor(4)	18,750	—	—	$4.40	6/4/2013
Matthew P. Lawlor(4)	9,300	—	—	$8.59	12/31/2014
Matthew P. Lawlor(4)	10,126	—	—	$11.05	12/30/2015
Matthew P. Lawlor(4)	15,903	—	—	$11.05	1/1/2013
Matthew P. Lawlor(4)	15,944	7,972	—	$9.7	1/16/2014
Matthew P. Lawlor(4)	19,558	39,116	—	$12.01	1/2/2015
Matthew P. Lawlor(4)	7,877	15,752	—	$10.24	2/28/2015
Matthew P. Lawlor(4)	—	169,839	—	$3.44	3/6/2016
Raymond T. Crosier(5)	40,807	—	—	$3.06	1/11/2011	83,589	$439,678	6,620	$34,821
Raymond T. Crosier(5)	72,815	—	—	$2.30	1/1/2012
Raymond T. Crosier(5)	53,931	7,704	—	$2.86	2/15/2012
Raymond T. Crosier(5)	7,000	—	—	$6.21	12/11/2013
Raymond T. Crosier(5)	16,250	—	—	$4.40	6/4/2013
Raymond T. Crosier(5)	8,000	—	—	$8.59	12/31/2014
Raymond T. Crosier(5)	7,498	—	—	$11.05	12/30/2015
Raymond T. Crosier(5)	10,288	—	—	$11.05	1/1/2013
Raymond T. Crosier(5)	9,292	4,645	—	$9.70	1/16/2014
Raymond T. Crosier(5)	4,890	9,779	—	$12.01	1/2/2015
Raymond T. Crosier(5)	1,970	3,938	—	$10.24	2/28/2015
Raymond T. Crosier(5)	—	45,726	—	$3.44	3/6/2016
Catherine A. Graham	63,261	40,141	—	$3.2	3/18/2012	65,011	$341,958	5,407	$28,441
Catherine A. Graham	6,000	—	—	$6.21	12/11/2013
Catherine A. Graham	6,000	—	—	$8.59	12/31/2014
Catherine A. Graham	6,955	—	—	$11.05	12/30/2015
Catherine A. Graham	6,216	—	—	$11.05	1/1/2013
Catherine A. Graham	7,545	3,772	—	$9.70	1/16/2014
Catherine A. Graham	4,075	8,149	—	$12.01	1/2/2015
Catherine A. Graham	1,641	3,282	—	$10.24	2/28/2015
Catherine A. Graham	—	38,105	—	$3.44	3/6/2016

(1)	The following number of stock options vest on the following dates:

Matthew P. Lawlor(4)		Raymond T. Crosier(5)		Catherine A. Graham
Number of Options	Vest Date	Number of Options	Vest Date	Number of Options	Vest Date

92,019	1/1/2010	26,746	1/1/2010	22,190	1/1/2010
13,413	2/15/2010	7,704	2/15/2010	40,141	3/18/2010
84,047	1/1/2011	22,100	1/1/2011	18,417	1/1/2011
56,613	1/1/2012	15,242	1/1/2012	12,701	1/1/2012

(2)	The following number of shares vest on the following dates:

Matthew P. Lawlor(4)		Raymond T. Crosier(5)		Catherine A. Graham
Number of Shares	Vest Date	Number of Shares	Vest Date	Number of Shares	Vest Date

50,821	1/1/2010	14,802	1/1/2010	12,281	1/1/2010
87,500	3/5/2010	47,813	3/5/2010	35,252	3/5/2010
46,398	1/1/2011	12,224	1/1/2011	10,187	1/1/2011
32,500	1/1/2012	8,750	1/1/2012	7,291	1/1/2012

(3)	The following number of incentive plan shares vest on the following dates:

Matthew P. Lawlor(4)		Raymond T. Crosier(5)		Catherine A. Graham
Number of Shares	Vest Date	Number of Shares	Vest Date	Number of Shares	Vest Date

8,846	3/1/2010	5,155	3/1/2010	4,186	3/1/2010
5,860	3/1/2011	1,465	3/1/2011	1,221	3/1/2011

(4)	Mr. Lawlor retired as our Chief Executive Officer on December 14, 2009. Mr. Lawlor resigned as our Chairman on January 20, 2010. Mr. Lawlor’s unvested stock and option awards were forfeited February 19, 2010.

(5)	Mr. Crosier was appointed as our interim Chief Executive Officer on December 14, 2009. Mr. Crosier resigned as our interim Chief Executive Officer, President and Chief Operating Officer on April 21, 2010. Mr. Crosier’s unvested stock and option awards were forfeited on the date of resignation.

Option Exercises and Stock Vested

The following table summarizes the exercises of stock options and vesting of restricted stock units for our named executive officers during the fiscal year ended December 31, 2009.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)

Matthew P. Lawlor	18,750	$57,000	43,241	$171,244
Raymond T. Crosier	16,250	$31,688	20,509	$78,788
Catherine A. Graham	45,000	$12,600	15,726	$60,958

Pension Benefits

The table disclosing the actuarial present value of our named executive officers accumulated benefit under defined benefits plans, the number of years of credited service under each such plan and the amount of pension benefits paid to each named executive officer during the year is omitted because we do not have a defined benefit plan for named executive officers. The only retirement plans available to named executive officers in 2009 were our qualified 401(k) savings and retirement plan, which is available to all employees.

Non-Qualified Deferred Compensation

The table disclosing contributions to non-qualified defined contributions and other deferred compensation plans, and each named executive officer’s withdrawals, earnings and fiscal year end balances in those plans is omitted because we had no non-qualified deferred compensation plans or benefits for named executive officers or other employees in 2009.

Change-in-Control Arrangements

Under our 2005 Restricted Stock and Option Plan, with respect to grants made before January 1, 2010, the grants to all employees who were employed for at least two years prior to a change of control vest upon a change of control. For all other employees, their grants under this plan shall vest upon the one year anniversary of the change of control or as to any of such employees whose employment is terminated prior to such anniversary, upon the date of termination. With respect to grants made after December 31, 2009, in the event of a change of control grants to any employee will vest upon termination of the employee’s employment if such termination was by the Company other than for cause or by the employee for good reason and if such termination occurs on or before the first anniversary of a change of control. Please also refer to our prior discussion in the “Potential Payments Upon Termination or Change in Control” section of this document.

Director Compensation

Each non-employee Director receives a one-time option to purchase shares of common stock with a fair market value of $39,000 (with an exercise price at the fair market value of the common stock at the time of grant) at the beginning of his or her initial term. The stock option vests annually over three years. Additionally, each non-employee Director receives annually (i) a fee of $29,000, (ii) an additional fee of $2,500 for each Board Committee on which he or she serves as the Chairperson, (iii) an additional fee of $1,250 if he or she serves on the Audit Committee, (iv) stock awards with a fair market value of $39,000, (v) an additional stock award with a fair market value of $2,500 for each Board Committee on which he serves as the Chairperson, and (vi) an additional stock award with a fair market value of $1,250 if he or she serves on the Audit Committee. The cash fees are paid in quarterly installments. The stock awards are granted at the beginning of each annual term and they vest over the course of one year. We reimburse Directors for expenses they incur in connection with attending Board and Committee meetings. The employee director and the appointed designee of the holders of our Series A-1 Preferred Stock do not receive any compensation for their participation in Board or Committee meetings.

The following table summarizes the cash, equity awards and other compensation earned, paid or awarded to each of our independent Directors during the fiscal year ended December 31, 2009.

					Change in
					Pension
					Value and
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)(1)	($)(2)	($)	($)	($)	($)

Stephen S. Cole	$31,500	$41,511	$—	$—	$—	$—	$73,011
John C. Dorman	$33,245	$41,511	$39,035	$—	$—	$—	$113,791
Michael H. Heath(3)	$6,800	$—	$—	$—	$—	$—	$6,800
Edward Horowitz	$31,745	$39,006	$39,035	$—	$—	$—	$109,786
Bruce A. Jaffe	$32,495	$40,262	$39,035	$—	$—	$—	$111,792
Michael E. Leitner	$—	$—	$—	$—	$—	$—	$—
Janey A. Place(3)	$10,633	$—	$—	$—	$—	$—	$10,633
J. Heidi Roizen(3)	$11,550	$—	$—	$—	$—	$—	$11,550
Ervin R. Shames	$31,500	$41,511	$—	$—	$—	$—	$73,011
Joseph J. Spalluto(4)	$32,500	$39,006	$—	$—	$—	$—	$71,506
William H. Washecka	$32,750	$42,767	$—	$—	$—	$—	$75,517
Barry D. Wessler	$32,750	$42,767	$—	$—	$—	$—	$75,517

(1)	The values represent the aggregate grant date fair value of stock awards granted in accordance with SEC rules. Generally, the aggregate grant date fair value is the amount that the Company expects to expense in its financial statements over the award’s vesting schedule. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the named Directors. See our Annual Reports on Form 10-K for the years ended December 31, 2009, 2008 and 2007 for complete descriptions of the assumptions made in the valuation of the stock awards.

(2)	The values represent the aggregate grant date fair value of stock awards granted in accordance with SEC rules. Generally, the aggregate grant date fair value is the amount that the company expects to expense in its financial statements over the award’s vesting schedule. These amounts reflect the company’s accounting expense and do not correspond to the actual value that will be realized by the named Directors. See our Annual Reports on Form 10-K for the years ended December 31, 2009, 2008 and 2007 for complete descriptions of the assumptions made in the valuation of the option awards. The grants shown are a one-time option award grant for Mr. Dorman, Mr. Horowitz and Mr. Jaffe for being elected to serve on the Company’s Board. All their terms began May 15, 2009.

As of December 31, 2009, the number of aggregate shares underlying outstanding option awards held by the Directors is as follows:

Option Awards
Name	Outstanding

Stephen S. Cole	22,431
John C. Dorman	12,420
Michael H. Heath(3)	51,963
Edward A. Horowitz	12,420
Bruce A. Jaffe	12,420
Janey A. Place(3)	13,091
J. Heidi Roizen(3)	13,091
Ervin R. Shames	42,220
Joseph J. Spalluto(4)	45,334
William H. Washecka	27,753
Barry D. Wessler	23,740

(3)	Mr. Heath’s, Ms. Place’s and Ms. Roizen’s terms expired in May of 2009.

(4)	Joseph J. Spalluto resigned as a member of the Board on January 20, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information as of the end of the most recently completed fiscal year with respect to all our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column)

Equity compensation plans approved by security holders	3,168,779	$3.22	755,367
Equity compensation plans not approved by security holders	1,607,675	4.82	—

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 27, 2010 for (a) the executive officers named in the Summary Compensation Table set forth elsewhere in this Annual Report, (b) each of our current directors and past directors who served during 2009, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 27, 2010 pursuant to the exercise of options or warrants or the conversion of other securities to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the owners of our common stock named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 30,848,867 shares of common stock outstanding on April 27, 2010.

	Shares Beneficially Owned
Name and Address**	Number	Percent

ClearBridge Advisors, LLC(1)	1,535,573	5.0%
620 8th Avenue New York, NY 10018
FMR, LLC(2)	2,063,960	6.7%
82 Devonshire Street Boston, MA 02109
Tennenbaum Capital Partners, LLC(3)	8,432,970	23.8%
2951 28th Street, Suite 1000 Santa Monica, CA 90405
Wellington Management Company, LLP(4)	1,695,579	5.5%
75 State Street Boston, MA 02109

	Shares Beneficially Owned
Name and Address**	Number	Percent

Stephen S. Cole(5)	42,031	*
John C. Dorman(6)	8,850	*
Edward D. Horowitz(7)	8,566	*
Bruce A. Jaffe(8)	8,709	*
Michael E. Leitner(9)	8,432,970	23.8%
Ervin R. Shames(10)	73,020	*
Joseph J. Spalluto(11)	44,846	*
William H. Washecka(12)	47,611	*
Barry D. Wessler(13)	60,452	*
Matthew P. Lawlor(14)	1,448,046	4.7%
Raymond T. Crosier(15)	437,490	*
Catherine A. Graham(16)	206,629	*
All directors and executive officers serving during 2009 as a group (12 persons)(17)	10,819,220	30.5%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

**	Addresses are given for beneficial owners of more than 5% of the outstanding common stock only. The address for our directors and executive officers is c/o Online Resources Corporation, 4795 Meadow Wood Lane, Chantilly, VA 20151.

(1)	This information is based solely on a Schedule 13G/A filed by ClearBridge Advisors, LLC (“ClearBridge”) with the SEC on February 12, 2010. ClearBridge, in its capacity as investment advisor, may be deemed the beneficial owner of these shares, which are owned by investment advisory client(s). To our knowledge no such client is known to have such right or power with respect to more than five percent of the common stock outstanding.

(2)	This information is based solely on a Schedule 13G filed by FMR, LLC with the SEC on February 16, 2010. FMR, LLC, in its capacity as investment advisor, may be deemed the beneficial owner of these shares, which are owned by investment advisory client(s). To our knowledge no such client is known to have such right or power with respect to more than five percent of the common stock outstanding.

(3)	This information is based solely on a Form 4 filed by Tennenbaum Capital Partners LLP (“TCP”) with the SEC on December 10, 2009. TCP may be deemed the beneficial owner of these shares.

(4)	This information is based solely on a Schedule 13G/A filed by Wellington Management Company LLP (“Wellington”) with the SEC on February 12, 2010. Wellington, in its capacity as investment advisor, may be deemed the beneficial owner of these shares, which are owned by investment advisory client(s). To our knowledge no such client is known to have such right or power with respect to more than five percent of the common stock outstanding.

(5)	Includes 22,431 shares issuable upon exercise of options to purchase common stock and 1,570 restricted stock units vesting on May 1, 2010.

(6)	Includes 4,140 shares issuable upon exercise of options to purchase common stock and 1,570 restricted stock units vesting on May 1, 2010. Mr. Dorman was elected to serve on our Board of Directors effective May 15, 2009.

(7)	Includes 4,140 shares issuable upon exercise of options to purchase common stock and 1,475 restricted stock units vesting on May 1, 2010. Mr. Horowitz was elected to serve on our Board of Directors effective May 15, 2009.

(8)	Includes 4,140 shares issuable upon exercise of options to purchase common stock and 1,523 restricted stock units vesting on May 1, 2010. Mr. Jaffe was elected to serve on our Board of Directors effective May 15, 2009.

(9)	Mr. Leitner serves on the Board of Directors as the appointed designee of the holders of our Series A-1 Preferred Stock for whom Tennenbaum Capital Partners serves as the advisor. This information is based solely on a Form 4 filed by TCP with the SEC on December 10, 2009. He disclaims any beneficial ownership of these shares.

(10)	Includes 42,220 shares issuable upon exercise of options to purchase common stock and 1,570 restricted stock units vesting on May 1, 2010.

(11)	Mr. Spalluto resigned as a member of the Board on January 20, 2010. This information is based solely on a Form 4 filed February 1, 2010 and does not reflect any activity that may have occurred subsequent to this filing.

(12)	Includes 27,753 shares issuable upon exercise of options to purchase common stock and 1,617 restricted stock units vesting on May 1, 2010.

(13)	Includes 23,740 shares issuable upon exercise of options to purchase common stock and 1,617 restricted stock units vesting on May 1, 2010.

(14)	Mr. Lawlor retired as our Chief Executive Officer on December 14, 2009. Mr. Lawlor resigned as our Chairman on January 20, 2010. This information is based on Mr. Lawlor’s Form 4 filed on January 1, 2010 and Form 5 filed on February 11, 2010 and includes 140,473 shares issuable upon exercise of options to purchase common stock. Of the total shares, 11,629 shares are held by the Rosemary K. Lawlor Trust, 97,229 shares are held by the Rosemary K. Lawlor Irrevocable Trust, 97,230 shaers are held by the Matthew P. Lawlor Irrevocable Trust, 8,960 shares are held by his mother, Mary M. Lawlor, and 200,000 shares are held as a GRAT. The total shares does not reflect any activity that may have occurred subsequent to the filings.

(15)	Mr. Crosier was appointed as our interim Chief Executive Officer on December 14, 2009. Mr. Crosier resigned as our interim Chief Executive Officer, President and Chief Operating Officer on April 21, 2010. This information is based on Mr. Crosier’s Form 4 filed on April 5, 2010 and includes 267,191 shares issuable upon the exercised of options to purchase common stock. Of the total shares, 6,250 and 1,400 shares are held of record by Deborah Crosier (Mr. Crosier’s wife) and Jennifer Wisdom (Mr. Crosier’s daughter), respectively. The total shares does not reflect any activity that may have occurred subsequent to the filing.

(16)	Includes 164,024 shares issuable upon the exercise of options to purchase common stock.

(17)	Includes 700,252 shares issuable upon the exercise of options to purchase common stock and 10,942 restricted stock units vesting on May 1, 2010. See also notes 5 through 16 above for further details concerning such options and restricted stock units. Includes 4,621,571 shares issuable upon the conversion of convertible preferred stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and related Party Transactions

Other than the transactions described under Item 11 “Executive Compensation,” Online Resources did not engage in any transactions with a related person in which the amount involved exceeded $120,000.

Director Independence

Our Board of Directors has determined that all of its members are independent from management under the current standards promulgated by the SEC and by the Nasdaq Global Select Market, except for John C. Dorman during his service as interim CEO.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG for the audit of our annual consolidated financial statements for the years ended December 31, 2009 and 2008, and fees billed for other services rendered by KPMG during those periods.

	2009	2008

Audit fees(1)	$1,231,342	$1,213,295
Audit related fees	—	—
Tax fees All other fees	—	—

Total	$1,231,342	$1,213,295

(1)	Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as reviews of our quarterly reports on Form 10-Q, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and research to comply with generally accepted accounting principles.

All of the services set forth above in the categories were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C).

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to employee benefit plan audits and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. We generally do not request such services from the independent auditor.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONLINE RESOURCES CORPORATION

By:	/s/ JOHN C. DORMAN
John C. Dorman
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN C. DORMAN John C. Dorman	Interim Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2010

/s/ CATHERINE A. GRAHAM Catherine A. Graham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 30, 2010

/s/ DAVID G. MATHEWS, III David G. Mathews, III	Vice President, Accounting (Principal Accounting Officer)	April 30, 2010

/s/ STEPHEN S. COLE Stephen S. Cole	Director	April 30, 2010

/s/ EDWARD D. HOROWITZ Edward D. Horowitz	Director	April 30, 2010

/s/ BRUCE A. JAFFE Bruce A. Jaffe	Director	April 30, 2010

/s/ MICHAEL E. LEITNER Michael E. Leitner	Director	April 30, 2010

/s/ ERVIN R. SHAMES Ervin R. Shames	Director	April 30, 2010

/s/ WILLIAM H. WASHECKA William H. Washecka	Director	April 30, 2010

/s/ BARRY D. WESSLER Barry D. Wessler	Director	April 30, 2010

Index to Exhibits

Exhibit
Numbers	Exhibits

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended