Form 10-Q
period 2010-03-31
ONLINE RESOURCES CORP
filed 2010-05-07
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer☐	Smaller reporting company☐
(Do not check if a smaller reporting company)
     As of April 30, 2010 there were 30,848,867 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,044	$22,907
Accounts receivable (net of allowance of $100 in each period)	17,345	17,457
Deferred tax asset, current portion	7,477	7,477
Deferred implementation costs, current portion	2,119	1,941
Prepaid expenses and other current assets	3,473	2,102

Total current assets	51,458	51,884

Property and equipment, net	28,985	25,561
Deferred tax asset, less current portion	20,100	22,490
Goodwill	181,516	181,516
Intangible assets	18,331	19,972
Deferred implementation costs, less current portion, and other assets	7,714	7,067

Total assets	$308,104	$308,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,458	$2,008
Accrued expenses	4,110	3,739
Notes payable, senior secured debt, current portion	9,250	8,250
Interest payable	25	27
Deferred revenues, current portion and other current liabilities	6,335	6,793
Total current liabilities	22,178	20,817

Notes payable, senior secured debt, less current portion	35,500	40,500
Deferred revenues, less current portion and other long-term liabilities	6,946	6,888

Total liabilities	64,624	68,205

Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at March 31, 2010 and December 31, 2009 (redeemable on July 3, 2013 at $135,815)	102,960	100,623
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 31,186 issued and 30,794 outstanding at March 31, 2010 and 30,439 and 30,112 outstanding at December 31, 2009	3	3
Additional paid-in capital	214,429	213,096
Accumulated deficit	(70,933)	(70,776)
Treasury stock, 392 shares at March 31, 2010 and 327 shares at December 31, 2009	(2,979)	(2,661)
Accumulated other comprehensive loss	—	—

Total stockholders’ equity	140,520	139,662

Total liabilities and stockholders’ equity	$308,104	$308,490

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Revenues:
Account presentation services	$2,381	$1,839
Payment services	29,732	31,129
Relationship management services	2,098	2,040
Professional services and other	4,371	4,232

Total revenues	38,582	39,240

Costs and expenses:
Service costs	18,501	18,527
Implementation and other costs	1,125	1,137

Costs of revenues	19,626	19,664

Gross profit	18,956	19,576
General and administrative	7,754	9,721
Sales and marketing	4,912	5,606
Systems and development	2,573	2,253

Total expenses	15,239	17,580

Income from operations	3,717	1,996

Other income (expense):
Interest income	7	46
Interest expense	(61)	(1,081)
Other income	(98)	13

Total other income (expense)	(152)	(1,022)

Income before income tax expense	3,565	974
Income tax expense	1,386	343

Net income	2,179	631
Preferred stock accretion	2,336	2,249

Net loss available to common stockholders	$(157)	$(1,618)

Net loss available to common stockholders per share:
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)
Shares used in calculation of net loss available to common stockholders per share:
Basic	30,484	29,734
Diluted	30,484	29,734
See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Operating activities
Net income	$2,179	$631
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	2,391	367
Depreciation and amortization	4,659	5,126
Equity compensation expense	959	1,234
Amortization of debt issuance costs	98	87
Loss on disposal of assets	—	4
Provision for losses on accounts receivable	6	16
Gain on investments	—	(13)
Change in fair value of theoretical swap derivative	(398)	(58)
Changes in certain other assets and liabilities	(1,110)	1,124

Net cash provided by operating activities	8,784	8,518

Investing activities
Purchases of property and equipment	(6,399)	(2,275)
Sale of short-term investments	—	576

Net cash used in investing activities	(6,399)	(1,699)

Financing activities
Net proceeds from issuance of common stock	(239)	226
Repayment of 2007 Notes	(4,000)	(3,188)
Repayment of capital lease obligations	(9)	(8)

Net cash used in financing activities	(4,248)	(2,970)

Net (decrease) increase in cash and cash equivalents	(1,863)	3,849
Cash and cash equivalents at beginning of year	22,907	22,969

Cash and cash equivalents at end of period	$21,044	$26,818

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
   INTERIM FINANCIAL INFORMATION
     The accompanying condensed consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In the opinion of management, the condensed consolidated unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2009, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on March 10, 2010. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation. The Company has evaluated all subsequent events through May 6, 2010, the date the financial statements were issued.
   NEW ACCOUNTING STANDARDS
     In February of 2010, the FASB amended its guidance for disclosing subsequent events. The revised guidance removes the requirement of disclosing the date through which subsequent events are evaluated and requires evaluation of subsequent events through the date that the financial statements are issued. Adoption of this guidance in the first quarter of 2010 did not impact the Company’s consolidated financial statements.
     In January of 2010, the FASB improved its disclosures for fair value measurements, requiring separate disclosures of transfers in and out of Level 1 and Level 2 fair value measurements along with the reason for the transfer. The new guidance also requires separately presenting the reconciliation for Level 3 fair value measurements purchases, sales, issuances and settlements and clarifies the disclosure regarding the level of disaggregation and input and valuation techniques. The guidance related to the Level 3 reconciliation will be effective January 1, 2011. The remaining guidance was adopted during the first quarter of 2010. Adoption of this guidance in the first quarter of 2010 did not materially impact the Company’s consolidated financial statements and financial disclosures.
     In October 2009, the FASB changed its guidance for the accounting of certain revenue arrangements that include software elements. This authoritative guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The Company has adopted this authoritative guidance prospectively in the first quarter of 2010. The implementation currently has no impact on the Company’s consolidated financial statements. This guidance will be assessed on an ongoing basis to determine if any new contracts are subject to these new rules.
     In October 2009, the FASB changed its guidance for the accounting of multiple-deliverable revenue arrangements with customers. Current GAAP requires a vendor to use vendor-specific objective evidence or third-party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. Multiple-deliverable arrangements will be separated in more circumstances with the updated guidance. The change in guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The best estimate to use in determining a selling price is the price as if the item were sold on a stand alone basis. Changes also include eliminating the residual method of allocation and requiring that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates discounts in the arrangement proportionally to each deliverable based on each selling price. These changes become effective, prospectively, for the Company on January 1, 2011 and early adoption is permitted. The Company has not determined the impact, if any, implementation of this guidance will have on the Company’s consolidated financial statements.

     In April 2009, the FASB issued guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This guidance became effective for the Company and was adopted on July 1, 2009. As the requirements under this guidance are consistent with our current practice, adoption did not have a material impact on the Company’s consolidated financial statements or financial disclosures.
2. SENIOR SECURED NOTES
     The Company has an agreement with Bank of America which finances its senior secured notes (“2007 Notes”). The agreement also provides a $15 million revolver (“Revolver”) under which the Company can secure up to $5 million in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $1.6 million as a result of letters of credit the bank has issued. The Company has made principal payments of $4.0 million on the 2007 Notes in the three months ended March 31, 2010, reducing the outstanding principal from $48.8 million to $44.8 million. The Company will make periodic principal payments until the 2007 Notes are due in 2012 as noted in the table below.
     The interest rate on both the Revolver and the 2007 Notes is the one-month London Interbank Offered Rate (“LIBOR”) plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the 2007 Notes), and it is payable monthly. During the first three months of 2010, the margin decreased from 250 to 225 basis points. The average interest rate was 2.71%. The 2007 Notes and the Revolver are secured by the assets of the Company.
     Maturities of long-term debt for each of the next 23 months are as follows (in thousands):

Maturing
Year	Amounts
2010 (April 1, 2010-December 31, 2010)	$6,000
2011	$29,188
2012	$9,562
3. DERIVATIVE INSTRUMENTS
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
     The following table presents the fair value of the theoretical swap derivative instrument included within the condensed consolidated balance sheet at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009	Balance Sheet Location
Asset Derivatives:
Theoretical swap (1)	$5,066	$4,668	Other assets

(1)	See Note 12, Fair Value Measurements, for a description of how the derivatives shown above are valued.
     The following table presents the amounts affecting the condensed consolidated statement of operations for the three months ended March 31, 2010 and March 31, 2009 (in thousands):

	Amount of gain recognized in income on
	derivative, pre tax
	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Derivative Not Designated as Hedging Instrument:
Theoretical Swap (1)	$398	$58

	Amount of loss recognized in OCI on		Amount of loss reclassified from OCI into
	derivative, after tax		income, pre tax
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Derivative Cash Flow Heging Relationships:
Interest Rate Swap (2)	$—	$269	$—	$458

(1)	See Note 12, Fair Value Measurements, for additional information. The gain recognized in income is included in interest expense.

(2)	See Note 11, Components of Comprehensive Loss for additional information. The loss reclassified from OCI to income is included in interest expense.
4. REDEEMABLE CONVERTIBLE PREFERRED STOCK
   Series A-1 Redeemable Convertible Preferred Stock
     Pursuant to the restated certificate of incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 3,000,000 shares of preferred stock in one or more series. Of these 3,000,000 shares of preferred stock, 75,000 shares have been designated Series A-1. The Series A-1 Preferred Stock has a redemption value of 115% of the face value of the stock, on or after seven years from the date of issuance, or July 3, 2013. The Company recognized $0.4 million for each of the three months ended March 31, 2010 and 2009, to adjust for the redemption value at maturity.
     Additionally, the Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. For each of the three months ended March 31, 2010 and 2009, $1.5 million of preferred stock accretion was recognized in the condensed consolidated statements of operations, for the 8% per annum cumulative dividends. The right to receive the accrued, but unpaid dividends is based on a variable interest rate, and as such the difference between the fixed and variable rate of returns is a theoretical swap derivative. The Company bifurcates this feature and accretes it to the Series A-1 Preferred Stock over the life of the security. For the three months ended March 31, 2010 and 2009, $0.3 million and $0.2 million, of preferred stock accretion expense were recognized, for the theoretical swap derivative in the condensed consolidated statement of operations.
     Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is being accreted back to the redemption value of the Series A-1 Preferred Stock through July 2013, and generated an additional $0.2 million of preferred stock accretion for each of the three months ended March 31, 2010 and 2009 in the condensed consolidated statements of operations.
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
     The results of operations from these reportable segments were as follows for the three months ended March 31, 2010 and 2009 (in thousands):

	Banking	eCommerce	Corporate(1)	Total
Three months ended March 31, 2010:
Revenues	$23,347	$15,235	$—	$38,582
Costs of revenues	11,303	8,323	—	19,626

Gross profit	12,044	6,912	—	18,956
Operating expenses	6,255	4,745	4,239	15,239

Income (loss) from operations	$5,789	$2,167	$(4,239)	$3,717

Three months ended March 31, 2009:
Revenues	$22,882	$16,358	$—	$39,240
Costs of revenues	10,992	8,672	—	19,664

Gross profit	11,890	7,686	—	19,576
Operating expenses	6,463	5,288	5,829	17,580

Income (loss) from operations	$5,427	$2,398	$(5,829)	$1,996

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

6. INVESTMENTS
     The Company’s investment in the Columbia Strategic Cash Portfolio was liquidated in September 2009. During the three months ended March 31, 2009, the Company received $0.6 million in liquidation payments from the Fund administrator and realized a gain of less than $0.1 million for the three months ended March 31, 2009.
7. GOODWILL
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
     The Company did not experience any impairment of goodwill or other intangible assets for the three months ended March 31, 2010 or 2009. The Company’s stock price declined from $5.26 as of December 31, 2009 to $4.03 as of March 31, 2010. The Company considered whether or not the decline in stock price indicated an impairment requiring reevaluation of the goodwill. Factors evaluated include consideration of the 2010 financial performance as well as other Company specific factors which the Company believes are creating a temporary decline in market value of the Company’s stock. The Company’s financial performance exceeded the financial projections included in the annual impairment testing and there was no indication that other assumptions used in the annual impairment testing were no longer appropriate. As a result, the Company concluded that there was no indication of impairment. The Company will continue to monitor its financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to its annual impairment evaluation date.
8. STOCK BASED COMPENSATION
     At March 31, 2010, the Company had three stock-based employee compensation plans. The Company used the modified-prospective transition method, as required, to recognize compensation costs; which include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the estimated grant date fair value, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the estimated grant-date fair value. The compensation expense for stock-based compensation was $1.0 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively. A portion of the stock based compensation cost has been capitalized as part of software development costs and deferred costs. For the three months ended March 31, 2010 and 2009, less than $0.1 million and approximately $0.1 million, respectively, was capitalized as part of software development costs.
   Stock Options
     The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended
	March 31,
	2010 (1)	2009
Dividend yield	—	—
Expected volatility	—%	62%
Risk-free interest rate	—%	1.88%
Expected life in years	—	5.8

(1)	The Company did not grant stock option awards during the first quarter of 2010.
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
     A summary of stock option activity under the 1989, 1999 and 2005 Plans as of March 31, 2010, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2010	3,254	$5.52
Granted	—	$—
Exercised	(15)	$2.68
Forfeited or expired	(178)	$6.40

Outstanding at March 31, 2010	3,061	$5.48	2.81	$1,886

Vested or expected to vest at March 31, 2010	3,049	$5.48	2.80	$1,880
Exercisable at March 31, 2010	2,596	$5.62	2.42	$1,660
     The weighted-average grant-date fair value of options granted was $1.95 per share during the three months ended March 31, 2009. The Company did not grant stock option awards during the three months ended March 31, 2010. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the grant price. The intrinsic value of options exercised in the three months ended March 31, 2010 and 2009 was less than $0.1 million and $0.1 million, respectively.
     As of March 31, 2010, there was $0.9 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. This cost is expected to be recognized over a weighted average period of 1.7 years.
     Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2010 and 2009 was less than $0.1 million and $0.4 million, respectively, net of shares repurchased for tax withholding purposes. The tax benefits related to the deductions from option exercises of the share-based payment arrangements will be recognized when those deductions, currently being carried forward as net operating losses, reduce taxes payable.
Restricted Stock Units
     A summary of the Company’s non-vested restricted stock units as of the three months ended March 31, 2010, and changes for the period then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2010	1,523	$5.07
Granted	99	$5.12
Vested	(723)	$4.47
Forfeited	(481)	$5.41

Non-vested at March 31, 2010	418	$5.71
     The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of March 31, 2010, there was $1.5 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of 1.3 years.
9. INCOME TAXES
     The Company recorded income tax expense based on the estimated effective tax rate for the full year, adjusted for non-forecastable items recorded during the first quarter of 2010.

     The Company’s effective tax rate was 38.9% and 35.2% for the three months ended March 31, 2010 and 2009, respectively. The year over year change in the effective tax rate relates to permanent differences, state taxes, and a stock based compensation adjustment of approximately $0.2 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.
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
10. NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE
     The following table sets forth the computation of basic and diluted net loss available to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009
Net income	$2,179	$631
Preferred stock accretion	2,336	2,249
Net loss available to common shareholders	$(157)	$(1,618)

Weighted average shares outstanding used in calculation of net loss available to common stockholders per share:
Basic	30,484	29,734
Dilutive stock options	—	—
Diluted	30,484	29,734

Net loss available to common stockholders per share:
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)
     Approximately 7,549,882 and 9,393,723 shares of common stock equivalents for the three months ended March 31, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.
11. COMPONENTS OF COMPREHENSIVE LOSS
     Shown below are items defined as comprehensive income (loss) that are separately classified in the financial statements. The following table reconciles the Company’s net income (loss) available to common stockholders and its total comprehensive net income (loss) for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net loss available to common stockholders	$(157)	$(1,618)
Other comprehensive loss:
Realized gain on hedging activity	—	458
Net unrealized loss on hedging activity	—	(269)
Comprehensive net loss	$(157)	$(1,429)
12. FAIR VALUE MEASUREMENTS
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
     The tables below show how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at March 31, 2010
	Quoted
	Prices in
	Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$10,626	$—	$—	$10,626
Theoretical swap derivative(1)	—	—	5,066	5,066

	$10,626	$—	$5,066	$15,692

	Fair Value Measurements at December 31, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$7,623	$—	$—	$7,623
Theoretical swap derivative(1)	—	—	4,668	4,668

	$7,623	$—	$4,668	$12,291

(1)	Represents the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock issued in conjunction with the Princeton eCom acquisition on July 3, 2006. Management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.
     The following tables are summaries of the Company’s financial assets that use Level 3 inputs to measure fair value (in thousands):

	Strategic Cash	Theoretical
	Fund Investment	Swap Derivative
Balance as of January 1, 2010	$—	$4,668
Realized and unrealized gain(1)	—	398
Redemptions(2)	—	—

Balance as of March 31, 2010	$—	$5,066

	Strategic Cash	Theoretical
	Fund Investment	Swap Derivative
Balance as of January 1, 2009	$2,009	$4,562
Realized and unrealized gain(1)	13	58
Redemptions(2)	(576)	—
Balance as of March 31, 2009	$1,446	$4,620

(1)	The realized and unrealized gains are included as interest expense in the condensed consolidated statements of operations for the three months ended March 31, 2010 and March 31, 2009.

(2)	Redemptions are payments received by the Company for partial liquidation of the Columbia Strategic Cash Fund. The Company’s investment in the Columbia Strategic Cash Fund was liquidated in September 2009.
13. SUBSEQUENT EVENTS
     On April 16, 2010, Mr. Lawlor, former Chairman and Chief Executive Officer of the Company, commenced an action in the Circuit Court of Fairfax County, Virginia, captioned Lawlor v. Online Resources Corporation, Case No. 2010-5601. The action asserts employment claims for breach of contract under two stock option plans, breach of an implied employment agreement, unjust enrichment, wrongful termination and a declaratory judgment claim that a change in control occurred under the Company’s stock option plan, and requests damages of $14 million. The Company disputes all the claims raised by Mr. Lawlor and has determined the lawsuit is without merit; as a result, the Company has not recorded a provision for this legal action.
     In April 2010, Raymond T. Crosier resigned as acting Chief Executive Officer. The Company will record termination expenses of approximately $0.1million in the second quarter of 2010 as a result of Mr. Crosier’s departure. Additionally, the Company announced the termination of 11 employees in April 2010. The company will record severance costs of approximately $0.9 million in the second quarter of 2010 related to these terminations.

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
     These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed in the section “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2010. These risks include, among others, the following:
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
     Registered end-users using account presentation, bill payment or both, and the payment transactions executed by those end-users are the major drivers of our revenues. At March 31, 2010 in comparison to December 31, 2009, the number of users of our account presentation services decreased 3%, and the number of users of our payment services decreased 11%, for an overall 10% decrease in users. The decline in account presentation services users is primarily due to client departures.
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
     As a network-based service provider, we have made substantial up-front investments in infrastructure, particularly for our proprietary systems. We invested approximately $6.4 million for the three months ended March 31, 2010, and $6.2 million and $7.4 million for the years ended December 31, 2009 and 2008, respectively. These investments were made to create new products, enhance the functionality of existing products and improve our infrastructure. Product enhancements allow us to remain competitive, retain existing clients and attract new clients. New products allow us to increase revenue and attract new clients. Infrastructure investments allow us to leverage ongoing advances in technology to improve our operating efficiency and capture cost savings.
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
     Registered end-users using account presentation, payment services or both, and the payment transactions executed by those end-users are the major drivers of our revenues. Since March 31, 2009, the number of account presentation services users increased by 30%, and the number of payment services users increased 10%, for an overall 13% increase in users. The increase in account presentation services users is due to new clients as well as increased users with existing clients.

Results of Operations The following table presents the summarized results of operations for our two reportable segments, Banking and eCommerce (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
	Dollars	%	Dollars	%
Revenues:
Banking	$23,347	61%	$22,882	58%
eCommerce	15,235	39%	16,358	42%

Total	$38,582	100%	$39,240	100%

	Dollars	Margin	Dollars	Margin
Gross profit:
Banking	$12,044	52%	$11,890	52%
eCommerce	6,912	45%	7,686	47%

Total	$18,956	49%	$19,576	50%

	Dollars	%	Dollars	%
Operating expenses:
Banking	$6,255	41%	$6,463	37%
eCommerce	4,745	31%	5,288	30%
Corporate(1)	4,239	28%	5,829	33%

Total	$15,239	100%	$17,580	100%

	Dollars	Margin	Dollars	Margin
Income from operations:
Banking	$5,789	25%	$5,427	24%
eCommerce	2,167	14%	2,398	15%
Corporate(1)	(4,239)		(5,829)

Total	$3,717	10%	$1,996	5%

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009
Revenues
     We generate revenues from account presentation, payment, relationship management and professional services and other revenues.

	Three Months Ended
	March 31,		Change
	2010(1)	2009(1)	Difference(1)%
Revenues:
Account presentation services	$2,381	$1,839	$542	29%
Payment services	29,732	31,129	(1,397)	-4%
Relationship management services	2,098	2,040	58	3%
Professional services and other	4,371	4,232	139	3%

Total revenues	$38,582	$39,240	$(658)	-2%

Payment metrics:
Banking payment transactions	35,855	39,042	(3,187)	- 8%
Biller payment transactions	16,812	14,447	2,365	16%

(1)	In thousands
     Account Presentation Services. Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased 30%, or $0.5 million, to $2.4 million. The increase is due to approximately $0.3 million increase in user fees, $0.1 million increase in account maintenance fees and $0.1 million increase in license fees.
     Payment Services. Both the Banking and eCommerce segments contribute to payment services revenues, which decreased to $29.7 million for the three months ended March 31, 2010 from $31.1 million in the prior year quarter. The decrease is due to declines of $0.8 million in user fees and $0.7 million in electronic transaction fees related to client losses and reduced transactions.
     Relationship Management Services. Primarily composed of revenues from the Banking segment, relationship management services revenues increased by $0.1 million in the first quarter of 2010, or 3%. Revenues increased as a result of increases in license fees.
     Professional Services and Other. Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased $0.1 million, or 3%. The increase is due to a $0.4 million increase in professional service fees and a $0.4 million increase in ancillary service fees offset by a $0.7 million decrease in implementation fees due to the acceleration of professional service fees related to a discontinued project in the prior year period.

Costs and Expenses

	Three Months Ended
	March 31,		Change
	2010(1)	2009(1)	Difference(1)%
Revenues	$38,582	$39,240	$(658)	-2%
Costs of revenues	19,626	19,664	(38)	0%

Gross profit	18,956	19,576	(620)	-3%
Gross margin	49%	50%
Operating expenses
General and administrative	7,754	9,721	(1,967)	-20%
Sales and marketing	4,912	5,606	(694)	-12%
Systems and development	2,573	2,253	320	14%

Total operating expenses	15,239	17,580	(2,341)	-13%

Income from operations	3,717	1,996	1,721	86%
Other income (expense)
Interest income	7	46	(39)	- 85%
Interest and other expense	(159)	(1,068)	909	-85%

Total other income (expense)	(152)	(1,022)	870	- 85%

Income before tax provision	3,565	974	2,591	266%
Income tax provision	1,386	343	1,043	304%

Net income	2,179	631	1,548	245%
Preferred stock accretion	2,336	2,249	87	4%

Net loss available to common stockholders	$(157)	$(1,618)	$1,461	90%

Net loss available to common stockholders per share:
Basic	$(0.01)	$(0.05)	$0.04	- 80%
Diluted	$(0.01)	$(0.05)	$0.04	- 80%
Shares used in calculation of net loss available to common stockholders per share:
Basic	30,484	29,734	750	3%
Diluted	30,484	29,734	750	3%

(1)	In thousands except for per share amounts.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues remained constant for the three months ended March 31, 2010, compared to the same period in 2009.
     Gross Profit. Gross profit decreased $0.6 million for the three months ended March 31, 2010 and gross margin as a percentage of revenues decreased by 1% to 49%. The gross profit decrease is due to reduced revenues of an equal amount while costs of revenues remained constant.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses decreased $2.0 million, or 20%, to $7.8 million for the three months ended March 31, 2010 due to elimination of proxy costs of $0.8 million recorded in the prior period, reduction of professional fees of approximately $0.6 million, reduction of repair and maintenance costs of approximately $0.4 million, reduction of trade show costs of $0.3 million and reduced depreciation expense of $0.1 million.

     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses decreased $0.7 million, or 12%, to $4.9 million for the three months ended March 31, 2010. The primary reason for the decrease is reduced amortization expense of approximately $0.4 million related to our customer lists and reduced partnership commission of approximately $0.3 million.
     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $0.3 million, or 14%, to $2.6 million for the three months ended March 31, 2010. The increase is due to increased use of consultants.
     Income from Operations. Income from operations increased $1.7 million, or 86%, to $3.7 million for the three months ended March 31, 2010. The increase is due to lower general and administrative and sales and marketing expenses.
     Interest Income. Interest income remained constant for the three months ended March 31, 2010 compared to the same period in the prior year.
     Interest and Other Expense. Interest and other expense decreased by $0.9 million for the three months ended March 31, 2010 due to reduced interest payments on the 2007 Notes of approximately $0.7 million and a decrease in the mark-to-market adjustment to the theoretical swap derivative of approximately $0.3 million.
     Income Tax Provision. We recognized tax expense for the three months ended March 31, 2010, as a result of $3.6 million of income before income taxes generated during the first quarter of 2010. Our effective tax rate for the period was 38.9%. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent differences, state taxes, and a stock based compensation adjustment of approximately $0.2 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.
     Preferred Stock Accretion. The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased slightly, or 4%, due to compounding of dividends.
     Net Loss Available to Common Stockholders. Net loss available to common stockholders decreased $1.4 million to net loss of $0.2 million for the three months ended March 31, 2010, compared to net loss of $1.6 million for the three months ended March 31, 2009. Basic and diluted net loss available to common stockholders per share was $0.01 for the three months ended March 31, 2010, compared to a net loss available to common stockholders of $0.05 for the three months ended March 31, 2009. Basic and diluted shares outstanding increased by 3% primarily as a result of shares issued in connection with the exercise of stock options, issuance of restricted stock units and our employees’ participation in the employee stock purchase plan.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $8.8 million for the three months ended March 31, 2010. This represented a $0.3 million increase in cash provided by operating activities compared to the same prior year period, which was primarily the result of an increase in net income of $1.5 million and reduced deferred tax benefits of $2.0 million offset by a decrease in depreciation and amortization of $0.5 million, change in fair value of theoretical swap derivative of $0.3 million, and changes in certain other assets and liabilities of $2.2 million.
     Net cash used by investing activities for the three months ended March 31, 2010 was $6.4 million, which was the result of capital expenditures.
     Net cash used by financing activities was $4.2 million for the three months ended March 31, 2010, which was primarily the result of a principal payment on our 2007 Notes of $4.0 million and $0.2 million in net proceeds from the issuance of common stock.
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
     We earn float interest in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. As such, the float interest earned is classified as payment services revenue in our condensed consolidated statements of operations. This float interest revenue is exposed to changes in the general level of U.S. interest rates as it relates to the balances of these clearing accounts. The float interest totaled $0.1 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. If there was a change in interest rates of one percent as of March 31, 2010, revenues associated with float interest would have increased by approximately $0.5 million for the three months ended March 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
     Our management is responsible for establishing and maintaining disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, and for internal controls over financial reporting.
     (a) As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management including our CEO and CFO as appropriate to allow timely decisions regarding disclosures.
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
     There have been no material changes to risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2010 except for the following:
     Our risk factor entitled “Our recent change of chief executive officer may be viewed negatively and have an adverse impact on our business” has been modified to reflect recent developments related to our former CEO and current interim CEO. The modified risk factor reads as follows:
     Our recent changes of chief executive officer may be viewed negatively and have an adverse impact on our business.
     Our board of directors recently appointed John C. Dorman, co-Chairman of the board of directors, to act as interim chief executive officer until a permanent chief executive officer is retained. Mr. Dorman replaces Raymond T. Crosier, who served as interim chief executive officer from December 14, 2009 until his resignation on April 20, 2010. Mr. Crosier replaced Matthew P. Lawlor, who had served as chief executive officer for the preceding twenty years and retired on December 14, 2009. Investors, employees, customers, suppliers, and others could react negatively to the retirement of Mr. Lawlor, the resignation of Mr. Crosier, the appointment of Mr. Dorman as interim chief executive officer or the board of directors’ permanent replacement as our chief executive officer. Our relationship with Mr. Lawlor is currently adversarial and Mr. Lawlor has initiated litigation against the company related to the financial arrangements associated with his retirement. In addition, Mr. Lawlor owns a significant number of shares of our common stock and could pursue a proxy fight or otherwise attempt to influence the affairs of the company. The potential negative reactions related to the changes in our chief executive officer position and any litigation or proxy fight initiated by Mr. Lawlor could adversely impact our revenue, capital needs, ability to retain employees, relations with customers, suppliers, investors, and others, and business in general.

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

Date: May 6, 2010	ONLINE RESOURCES CORPORATION
	By:	/s/ John C. Dorman
John C. Dorman
Interim Chief Executive Officer and Co-Chairman of the Board (Principal Executive Officer)

Date: May 6, 2010	ONLINE RESOURCES CORPORATION
	By:	/s/ Catherine A. Graham
Catherine A. Graham
Executive Vice President and Chief Financial Officer (Principal Financial Officer)