Form 10-Q
period 2010-06-30
ONLINE RESOURCES CORP
filed 2010-08-06
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 0-26123
ONLINE RESOURCES CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	52-1623052
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

4795 Meadow Wood Lane Chantilly, Virginia	20151 (ZIP CODE)
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
     As of July 31, 2010 there were 31,152,835 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,177	$22,907
Accounts receivable (net of allowance of $100 in each period)	19,296	17,457
Deferred tax asset, current portion	7,476	7,477
Deferred implementation costs, current portion	2,476	1,941
Prepaid expenses and other current assets	3,214	2,102

Total current assets	53,639	51,884

Property and equipment, net	28,514	25,561
Deferred tax asset, less current portion	19,737	22,490
Goodwill	181,516	181,516
Intangible assets	16,789	19,972
Deferred implementation costs, less current portion, and other assets	8,546	7,067

Total assets	$308,741	$308,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,952	$2,008
Accrued expenses	5,106	3,739
Notes payable, senior secured debt, current portion	13,063	8,250
Interest payable	3	27
Deferred revenues, current portion and other current liabilities	7,172	6,793

Total current liabilities	28,296	20,817

Notes payable, senior secured debt, less current portion	27,687	40,500
Deferred revenues, less current portion and other long-term liabilities	6,887	6,888

Total liabilities	62,870	68,205

Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at June 30, 2010 and December 31, 2009 (redeemable on July 3, 2013 at $135,815)	105,334	100,623
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 31,489 issued and 31,062 outstanding at June 30, 2010 and 30,439 and 30,112 outstanding at December 31, 2009	3	3
Additional paid-in capital	215,928	213,096
Accumulated deficit	(72,471)	(70,776)
Treasury stock, 427 shares at June 30, 2010 and 327 shares at December 31, 2009	(2,923)	(2,661)

Total stockholders’ equity	140,537	139,662

Total liabilities and stockholders’ equity	$308,741	$308,490

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Account presentation services	$2,058	$1,954	$4,439	$3,794
Payment services	28,145	30,027	57,877	61,155
Relationship management services	2,042	2,000	4,140	4,040
Professional services and other	4,114	3,802	8,485	8,034

Total revenues	36,359	37,783	74,941	77,023
Costs and expenses:
Service costs	18,210	18,886	36,711	37,412
Implementation and other costs	1,176	1,130	2,301	2,268

Costs of revenues	19,386	20,016	39,012	39,680

Gross profit	16,973	17,767	35,929	37,343
General and administrative	8,273	6,887	16,028	16,608
Sales and marketing	4,846	5,722	9,757	11,328
Systems and development	2,553	2,131	5,126	4,384

Total expenses	15,672	14,740	30,911	32,320

Income from operations	1,301	3,027	5,018	5,023
Other income (expense):
Interest income	14	36	21	82
Interest expense	224	(1,862)	164	(2,943)
Other (expense) income	(1)	63	(99)	77

Total other income (expense)	237	(1,763)	86	(2,784)

Income before income tax provision	1,538	1,264	5,104	2,239
Income tax provision	469	688	1,855	1,032

Net income	1,069	576	3,249	1,207
Preferred stock accretion	2,374	2,287	4,711	4,536

Net loss available to common stockholders	$(1,305)	$(1,711)	$(1,462)	$(3,329)

Net loss available to common stockholders per share:
Basic	$(0.04)	$(0.06)	$(0.05)	$(0.11)
Diluted	$(0.04)	$(0.06)	$(0.05)	$(0.11)
Shares used in calculation of net loss available to common stockholders per share:
Basic	30,911	29,908	30,699	29,821
Diluted	30,911	29,908	30,699	29,821
See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Operating activities
Net income	$3,249	$1,207
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	2,754	1,019
Depreciation and amortization	9,362	10,409
Equity compensation expense	1,579	2,238
Write off and amortization of debt issuance costs	185	170
Loss on disposal of assets	1	15
Provision for losses on accounts receivable	8	16
Gain on investments	—	(77)
Change in fair value of theoretical swap derivative	(1,027)	702
Changes in certain other assets and liabilities	(1,193)	822

Net cash provided by operating activities	14,918	16,521

Investing activities
Purchases of property and equipment	(9,070)	(4,457)
Sale of short-term investments	—	770

Net cash used in investing activities	(9,070)	(3,687)

Financing activities
Net proceeds from issuance of common stock	441	366
Repayment of 2007 Notes	(8,000)	(7,438)
Repayment of capital lease obligations	(19)	(16)

Net cash used in financing activities	(7,578)	(7,088)

Net (decrease) increase in cash and cash equivalents	(1,730)	5,746
Cash and cash equivalents at beginning of year	22,907	22,969

Cash and cash equivalents at end of period	$21,177	$28,715

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
     INTERIM FINANCIAL INFORMATION
     The accompanying condensed consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In the opinion of management, the condensed consolidated unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2009, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on March 10, 2010. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation. The Company has evaluated all subsequent events through the date the financial statements were issued.
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
2. SENIOR SECURED NOTES
     The Company has an agreement with Bank of America which finances its senior secured notes (“2007 Notes”). The agreement also provides a $15 million revolver (“Revolver”) under which the Company can secure up to $5 million in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $1.6 million as a result of letters of credit the bank has issued. The Company has made payments of $8.0 million on the 2007 Notes in the six months ended June 30, 2010, reducing the outstanding principal from $48.8 million to $40.8 million. The Company will make periodic principal payments until the 2007 Notes are due in 2012 as noted in the table below.
     The interest rate on both the Revolver and the 2007 Notes is the one-month London Interbank Offered Rate (“LIBOR”) plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the 2007 Notes), and it is payable monthly. During the six months ended June 30, 2010 the margin decreased from 250 basis points to 225 basis points and the average interest rate was 2.65%. The 2007 Notes and the Revolver are secured by the assets of the Company.
     During the second quarter of 2010, the Company made a voluntary $4 million prepayment against the notes and amended future payments. The Company expensed less than $0.1 million of deferred credit facility costs related to this prepayment.
     Maturities of long-term debt for each of the next 20 months are as follows (in thousands):

Maturing
Year	Amounts
2010 (July 1, 2010-December 31, 2010)	$3,000
2011	$28,188
2012	$9,562
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
     The following table presents the fair value of the theoretical swap derivative instrument included within the condensed consolidated balance sheet at June 30, 2010 and December 31, 2009 (in thousands):

			Balance Sheet
	June 30, 2010	December 31, 2009	Location
Asset Derivatives:
Theoretical swap (1)	$5,695	$4,668	Other assets

(1)	See Note 12, Fair Value Measurements, for a description of how the derivatives shown above are valued.
     The following table presents the amounts affecting the condensed consolidated statement of operations for the three and six months ended June 30, 2010 and June 30, 2009 (in thousands):

Derivative Not Designated as Hedging Instrument:	Theoretical Swap (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Amount of gain (loss) recognized in income on derivative, pre tax	$629	$(760)	$1,027	$(702)

Derivative Cash Flow Hedging Relationships:	Interest Rate Swap (2)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Amount of loss recognized in OCI on derivative, after tax	$—	$245	$—	$514
Amount of loss reclassified from OCI into income, pre tax	$—	$449	$—	$907

(1)	See Note 12, Fair Value Measurements, for additional information. The gain (loss) recognized in income is included in interest expense.

(2)	See Note 11, Components of Comprehensive Loss for additional information. The loss reclassified from OCI to income is included in interest expense.
4. REDEEMABLE CONVERTIBLE PREFERRED STOCK
     Series A-1 Redeemable Convertible Preferred Stock
     Pursuant to the restated certificate of incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 3,000,000 shares of preferred stock in one or more series. Of these 3,000,000 shares of preferred stock, 75,000 shares have been designated Series A-1. The Series A-1 Preferred Stock has a redemption value of 115% of the face value of the stock, on or after seven years from the date of issuance, or July 3, 2013. The Company recognized $0.4 million for the three months ended June 30, 2010 and 2009 and $0.8 million for the six months ended June 30, 2010 and 2009, to adjust for the redemption value at maturity.
     Additionally, the Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. For the three months ended June 30, 2010 and 2009, $1.5 million of preferred stock accretion was recognized and for the six months ended June 30, 2010 and 2009, $3.0 million of preferred stock accretion was recognized in the condensed consolidated statements of operations, for the 8% per annum cumulative dividends. The right to receive the accrued, but unpaid dividends is based on a variable interest rate, and as such the difference between the fixed and variable rate of returns is a theoretical swap derivative. The Company bifurcates this feature and accretes it to the Series A-1 Preferred Stock over the life of the security. For the three months ended June 30, 2010 and 2009, $0.3 million and $0.2 million, of preferred stock accretion expense were recognized and for the six months ended June 30, 2010 and 2009, $0.6 million and $0.4 million of preferred stock accretion expense were recognized for the theoretical swap derivative in the condensed consolidated statement of operations.
     Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is being accreted back to the redemption value of the Series A-1 Preferred Stock through July 2013, and generated an additional $0.2 million and $0.4 million of preferred stock accretion for each of the three months and six months ended June 30, 2010 and 2009 in the condensed consolidated statements of operations.
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

     The results of operations from these reportable segments were as follows for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Banking	eCommerce	Corporate(1)	Total
Three months ended June 30, 2010:
Revenues	$22,169	$14,190	$—	$36,359
Costs of revenues	11,428	7,958	—	19,386

Gross profit	10,741	6,232	—	16,973
Operating expenses	6,218	4,679	4,775	15,672

Income (loss) from operations	$4,523	$1,553	$(4,775)	$1,301

Three months ended June 30, 2009:
Revenues	$23,047	$14,736	$—	$37,783
Costs of revenues	11,494	8,522	—	20,016

Gross profit	11,553	6,214	—	17,767
Operating expenses	5,953	5,141	3,646	14,740

Income (loss) from operations	$5,600	$1,073	$(3,646)	$3,027

Six months ended June 30, 2010:
Revenues	$45,516	$29,425	$—	$74,941
Costs of revenues	22,731	16,281	—	39,012

Gross profit	22,785	13,144	—	35,929
Operating expenses	12,472	9,424	9,015	30,911

Income (loss) from operations	$10,313	$3,720	$(9,015)	$5,018

Six months ended June 30, 2009:
Revenues	$45,929	$31,094	$—	$77,023
Costs of revenues	22,482	17,198	—	39,680

Gross profit	23,447	13,896	—	37,343
Operating expenses	12,416	10,429	9,475	32,320

Income (loss) from operations	$11,031	$3,467	$(9,475)	$5,023

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.
6. INVESTMENTS
     The Company’s investment in the Columbia Strategic Cash Portfolio was liquidated in September 2009. During the six months ended June 30, 2009, the Company received $0.8 million in liquidation payments from the Fund administrator and realized a gain of $0.1 million for the six months ended June 30, 2009.
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
     The Company did not experience any impairment of goodwill or other intangible assets for the six months ended June 30, 2010 or 2009. The Company’s stock price declined from $5.26 as of December 31, 2009 to $4.15 as of June 30, 2010. The Company considered whether or not the decline in stock price indicated an impairment requiring reevaluation of the goodwill. Factors evaluated include consideration of the 2010 financial performance as well as other Company specific matters. The Company’s financial performance exceeded the financial projections included in the annual impairment testing and there was no indication that other assumptions used in the annual impairment testing were no longer appropriate. As a result, the Company concluded that there was no indication of impairment. The Company will continue to monitor its financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to its annual impairment evaluation date.
8. STOCK BASED COMPENSATION
     At June 30, 2010, the Company had three stock-based employee compensation plans. The Company used the modified-prospective transition method, as required, to recognize compensation costs; which include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the estimated grant date fair value, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the estimated grant-date fair value. The compensation expense for stock-based compensation was $0.6 million and $1.0 million for the three months and $1.6 million and $2.2 million for the six months ended June 30, 2010 and 2009, respectively. A portion of the stock based compensation cost has been capitalized as part of software development costs and deferred costs. For each of the three months ended June 30, 2010 and 2009, less than $0.1 million was capitalized as part of software development costs and deferred costs. For each of the six months ended June 30, 2010 and 2009, $0.1 million was capitalized as part of software development costs and deferred costs.
   Stock Options
     The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Dividend yield	—	—	—	—
Expected volatility	62%	63%	62%	62%
Risk-free interest rate	2.75%	2.25%	2.75%	1.89%
Expected life in years	6.4	6.3	6.4	5.8
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
     A summary of stock option activity as of June 30, 2010, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2010	3,254	$5.52
Granted	281	$4.64
Exercised	(278)	$3.11
Forfeited or expired	(406)	$7.35

Outstanding at June 30, 2010	2,851	$5.40	3.30	$1,784

Vested or expected to vest at June 30, 2010	2,838	$5.41	3.29	$1,780
Exercisable at June 30, 2010	2,220	$5.61	2.52	$1,583

     At June 30, 2010, approximately 2,585,000 shares of stock options were outstanding under the 1989, 1999 or 2005 Plans. Additionally, approximately 266,000 stock options were granted outside the Company’s plans during the second quarter of 2010 to the Company’s CEO as an inducement to join the Company.
     The weighted-average grant-date fair value of options granted was $2.80 and $3.14 per share during the three months ended June 30, 2010 and 2009, respectively and $2.80 and $2.01 per share during the six months ended June 30, 2010 and 2009, respectively. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the grant price. The intrinsic value of options exercised in the three months ended June 30, 2010 and 2009 was $0.4 million and $0.2 million, respectively and $0.4 million and $0.3 million, respectively, for the six months ended June 30, 2010 and 2009.
     As of June 30, 2010, there was $1.3 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. This cost is expected to be recognized over a weighted average period of 3.0 years.
     Cash received from option exercises under all share-based payment arrangements for the three months ended June 30, 2010 and 2009 was $0.8 million and $0.3 million, respectively, and $0.9 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively, net of shares repurchased to cover the cost of certain exercises and taxes. The tax benefits related to the deductions from option exercises of the share-based payment arrangements will be recognized when those deductions, currently being carried forward as net operating losses, reduce taxes payable.
  Restricted Stock Units
     A summary of the Company’s non-vested restricted stock units as of the six months ended June 30, 2010, and changes for the period then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2010	1,523	$5.07
Granted	873	$4.77
Vested	(754)	$4.52
Forfeited	(569)	$5.51

Non-vested at June 30, 2010	1,073	$4.98

     At June 30, 2010, there were approximately 752,000 shares of non-vested restricted stock units under the 1989, 1999 or 2005 Plans. Additionally, approximately 321,000 restricted stock units were granted outside the Company’s plans during the second quarter of 2010 to the Company’s CEO as an inducement to join the Company.
     The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of June 30, 2010, there was $4.2 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of 2.6 years.
9. INCOME TAXES
     The Company recorded income tax expense based on the estimated effective tax rate for the full year, adjusted for non-forecastable items recorded during the first half of 2010.
     The Company’s effective tax rate was 30.5% and 54.4% for the three months ended June 30, 2010 and 2009, respectively and 36.3% and 46.1% for the six months ended June 30, 2010 and 2009, respectively. The year over year change in the effective tax rate relates to permanent differences, state taxes, a $0.1 million increase to the New Jersey net operating loss carryforwards valuation allowance, and a stock based compensation adjustment of approximately $0.2 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.
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

10. NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE
     The following table sets forth the computation of basic and diluted net loss available to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$1,069	$576	$3,249	$1,207
Preferred stock accretion	2,374	2,287	4,711	4,536

Net loss available to common shareholders	$(1,305)	$(1,711)	$(1,462)	$(3,329)

Weighted average shares outstanding used in calculation of net loss available to common stockholders per share:
Basic	30,911	29,908	30,699	29,821
Dilutive stock options	—	—	—	—

Diluted	30,911	29,908	30,699	29,821

Net loss available to common stockholders per share:
Basic	$(0.04)	$(0.06)	$(0.05)	$(0.11)
Diluted	$(0.04)	$(0.06)	$(0.05)	$(0.11)
     Approximately 8,562,555 and 9,214,941 shares of common stock equivalents for the three months ended June 30, 2010 and 2009, respectively, and approximately 8,198,816 and 8,853,997 shares of common stock equivalents for the six months ended June 30, 2010 and 2009, respectively were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.
11. COMPONENTS OF COMPREHENSIVE LOSS
     Shown below are items defined as comprehensive loss that are separately classified in the financial statements. The following table reconciles the Company’s net loss available to common stockholders and its total comprehensive net loss for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss available to common stockholders	$(1,305)	$(1,711)	$(1,462)	$(3,329)
Other comprehensive loss:
Realized loss on hedging activity	—	449	—	907
Net unrealized loss on hedging activity	—	(245)	—	(514)

Comprehensive net loss	$(1,305)	$(1,507)	$(1,462)	$(2,936)

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

The tables below show how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at June 30, 2010
	Quoted
	Prices in
	Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$12,635	$—	$—	$12,635
Theoretical swap derivative(1)	—	—	5,695	5,695

	$12,635	$—	$5,695	$18,330

	Fair Value Measurements at December 31, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$7,623	$—	$—	$7,623
Theoretical swap derivative(1)	—	—	4,668	4,668

	$7,623	$—	$4,668	$12,291

(1)	Represents the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock issued in conjunction with the Princeton eCom acquisition on July 3, 2006. Management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.
     The following tables are summaries of the Company’s financial assets that use Level 3 inputs to measure fair value (in thousands):

Theoretical
Swap Derivative
Balance as of January 1, 2010	$4,668
Realized and unrealized gain(1)	1,027

Balance as of June 30, 2010	$5,695

	Strategic Cash	Theoretical
	Fund Investment	Swap Derivative
Balance as of January 1, 2009	$2,009	$4,562
Realized and unrealized gain(1)	76	(702)
Redemptions(2)	(770)	—

Balance as of June 30, 2009	$1,315	$3,860

(1)	The realized and unrealized gains are included as interest expense in the condensed consolidated statements of operations for the six months ended June 30, 2010 and June 30, 2009.

(2)	Redemptions are payments received by the Company for partial liquidation of the Columbia Strategic Cash Fund. The Company’s investment in the Columbia Strategic Cash Fund was liquidated in September 2009.

13. COMMITMENTS & CONTINGENCIES
     On April 16, 2010, Mr. Lawlor, former Chairman and Chief Executive Officer of the Company, commenced an action in the Circuit Court of Fairfax County, Virginia, captioned Lawlor v. Online Resources Corporation , Case No. 2010-5601. The action asserts employment claims for breach of contract under two stock option plans, breach of an implied employment agreement, unjust enrichment, wrongful termination and a declaratory judgment claim that a change in control occurred under the Company’s stock option plan, and requests damages of $14 million. The Company disputes all the claims raised by Mr. Lawlor and has determined the lawsuit is without merit; as a result, the Company has not recorded a provision for this legal action.
     On May 19, 2010, Mr. Lawlor filed a complaint with the U.S. Department of Labor alleging that the Company wrongfully terminated him in contravention of Section 806 of the Sarbanes-Oxley Act. Mr. Lawlor contends that he was terminated as CEO in retaliation for raising concerns of alleged insider trading violations to the Company. The Company denies the allegations.

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
     In the past we have experienced, and expect to return to, significant user and transaction growth. Growth places significant demands on our personnel, management and other resources. We may need to expand and adapt our infrastructure, services and related products to accommodate additional clients and their end-users, increased transaction volumes and changing end-user requirements.
     Registered end-users using account presentation, bill payment or both, and the payment transactions executed by those end-users are the major drivers of our revenues. At June 30, 2010 in comparison to December 31, 2009, the number of users of our account presentation services increased 3%, and the number of users of our payment services decreased 4%, for an overall 3% decrease in users.
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
     As a network-based service provider, we have made substantial up-front investments in infrastructure, particularly for our proprietary systems. We invested approximately $9.1 million for the six months ended June 30, 2010, and $6.2 million and $7.4 million for the years ended December 31, 2009 and 2008, respectively. These investments were made to create new products, enhance the functionality of existing products and improve our infrastructure. Product enhancements allow us to remain competitive, retain existing clients and attract new clients. New products allow us to increase revenue and attract new clients. Infrastructure investments allow us to leverage ongoing advances in technology to improve our operating efficiency and capture cost savings. Our investments increased significantly in the first half of 2010 due to investments made in periodic expansions of our data storage and processing capacity and the investment in client specific infrastructure.
     While we continue to incur ongoing development and maintenance costs, we believe the infrastructure we have built provides us with operating leverage. We continue to automate processes and develop applications that allow us to make smaller increases in labor and other operating costs relative to increases in customers and transactions. We believe our financial and operating performance will be based primarily on our ability to leverage additional end-users and transactions over this relatively fixed cost base.
     Registered end-users using account presentation, payment services or both, and the payment transactions executed by those end-users are the major drivers of our revenues. Since June 30, 2009, the number of account presentation services users increased by 25%, and the number of payment services users increased 15%, for an overall 15% increase in users. The increase in account presentation services users is due to new clients as well as increased users with existing clients.

Results of Operations The following table presents the summarized results of operations for our two reportable segments, Banking and eCommerce (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenues:
Banking	$22,169	61%	$23,047	61%	$45,516	61%	$45,929	60%
eCommerce	14,190	39%	14,736	39%	29,425	39%	31,094	40%

Total	$36,359	100%	$37,783	100%	$74,941	100%	$77,023	100%

	Dollars	Margin	Dollars	Dollars	Margin	Margin	Dollars	Margin
Gross profit:
Banking	$10,741	48%	$11,553	50%	$22,785	50%	$23,447	51%
eCommerce	6,232	44%	6,214	42%	13,144	45%	13,896	45%

Total	$16,973	47%	$17,767	47%	$35,929	48%	$37,343	48%

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating expenses:
Banking	$6,218	40%	$5,953	40%	$12,472	40%	$12,416	39%
eCommerce	4,679	30%	5,141	35%	9,424	31%	10,429	32%
Corporate(1)	4,775	30%	3,646	25%	9,015	29%	9,475	29%

Total	$15,672	100%	$14,740	100%	$30,911	100%	$32,320	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
Income from operations:
Banking	$4,523	20%	$5,600	24%	$10,313	23%	$11,031	24%
eCommerce	1,553	11%	1,073	7%	3,720	13%	3,467	11%
Corporate(1)	(4,775)		(3,646)		(9,015)		(9,475)

Total	$1,301	4%	$3,027	8%	$5,018	7%	$5,023	7%

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009
Revenues
     We generate revenues from account presentation, payment, relationship management and professional services and other revenues.

	Three Months Ended
	June 30,		Change
	2010(1)	2009(1)	Difference(1)%
Revenues:
Account presentation services	$2,058	$1,954	$104	5%
Payment services	28,145	30,027	(1,882)	(6)%
Relationship management services	2,042	2,000	42	2%
Professional services and other	4,114	3,802	312	8%

Total revenues	$36,359	$37,783	$(1,424)	(4)%

Payment metrics:
Banking payment transactions	36,596	37,304	(708)	(2)%
Biller payment transactions	17,185	15,112	2,073	14%

(1)	In thousands
     Account Presentation Services. Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased 5%, or $0.1 million, to $2.1 million. The increase is primarily due to a $0.2 million increase in user fees, a $0.1 million increase in account maintenance fees offset by a $0.3 million decrease in card usage fees.
     Payment Services. Both the Banking and eCommerce segments contribute to payment services revenues, which decreased to $28.1 million for the three months ended June 30, 2010 from $30.0 million in the prior year quarter. The decrease is primarily due to declines of $1.0 million in user fees and $0.8 million in electronic transaction fees related to client losses and reduced fees per transaction for three large clients, partially offset by increased transactions.
     Relationship Management Services. Primarily composed of revenues from the Banking segment, relationship management services revenues remained constant compared to the same period in 2009.
     Professional Services and Other. Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased $0.3 million, or 8%. The increase is primarily due to a $0.3 million increase in implementation fees and a $0.3 million increase in ancillary service fees offset by a $0.4 million decrease in cancellation fees.

Costs and Expenses

	Three Months Ended
	June 30,		Change
	2010(1)	2009(1)	Difference(1)%
Revenues	$36,359	$37,783	$(1,424)	(4)%
Costs of revenues	19,386	20,016	(630)	(3)%

Gross profit	16,973	17,767	(794)	(4)%
Gross margin	47%	47%
Operating expenses
General and administrative	8,273	6,887	1,386	20%
Sales and marketing	4,846	5,722	(876)	(15)%
Systems and development	2,553	2,131	422	20%

Total operating expenses	15,672	14,740	932	6%

Income from operations	1,301	3,027	(1,726)	(57)%
Other income (expense)
Interest income	14	36	(22)	(61)%
Interest and other expense	223	(1,799)	2,022	(112)%

Total other income (expense)	237	(1,763)	2,000	(113)%

Income before tax provision	1,538	1,264	274	22%
Income tax provision	469	688	(219)	(32)%

Net income	1,069	576	493	86%
Preferred stock accretion	2,374	2,287	87	4%

Net loss available to common stockholders	$(1,305)	$(1,711)	$406	(24)%

Net loss available to common stockholders per share:
Basic	$(0.04)	$(0.06)	$0.02	33%
Diluted	$(0.04)	$(0.06)	$0.02	33%
Shares used in calculation of net loss available to common stockholders per share:
Basic	30,911	29,908	1,003	3%
Diluted	30,911	29,908	1,003	3%

(1)	In thousands except for per share amounts.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues remained proportionately constant for the three months ended June 30, 2010, compared to the same period in 2009.
     Gross Profit. Gross profit decreased $0.8 million for the three months ended June 30, 2010 and gross margin as a percentage of revenues remained constant at 47%. The gross profit decrease is due to reduced revenues.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $1.4 million, or 20%, to $8.3 million for the three months ended June 30, 2010 due to approximately $0.5 million of severance costs and an increase in professional fees of approximately $0.9 million.
     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses decreased $0.9 million, or 15%, to $4.8 million for the three months ended June 30, 2010. The primary reason for the decrease is reduced amortization expense of approximately $0.4 million related to our customer lists, reduced employee compensation costs of approximately $0.2 million, and reduced partnership commission of approximately $0.3 million.
     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $0.4 million, or 20%, to $2.6 million for the three months ended June 30, 2010 primarily due to severance costs.
     Income from Operations. Income from operations decreased $1.7 million, or 57%, to $1.3 million for the three months ended June 30, 2010. The decrease is due to lower gross profit and increased operating expenses.
     Interest Income. Interest income remained constant for the three months ended June 30, 2010 compared to the same period in the prior year.
     Interest and Other Expense. Interest and other expense decreased by $2.0 million for the three months ended June 30, 2010 due to reduced interest payments on the 2007 Notes of approximately $0.7 million and an increase in the fair value of the theoretical swap derivative which reduced other expense by approximately $1.4 million.
     Income Tax Provision. We recognized tax expense for the three months ended June 30, 2010, as a result of $1.5 million of income before income taxes generated during the second quarter of 2010. Our effective tax rate for the period was 30.5%. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent differences, state taxes, a $0.1 million increase to the New Jersey net operating loss carryforwards valuation allowance, and a stock based compensation adjustment of approximately $0.2 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.
     Preferred Stock Accretion. The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased 4% due to compounding of dividends.
     Net Loss Available to Common Stockholders. Net loss available to common stockholders decreased $0.4 million to a net loss of $1.3 million for the three months ended June 30, 2010, compared to net loss of $1.7 million for the three months ended June 30, 2009. Basic and diluted net loss available to common stockholders per share was $0.04 for the three months ended June 30, 2010, compared to a net loss available to common stockholders of $0.06 for the three months ended June 30, 2009. Basic and diluted shares outstanding increased by 3% primarily as a result of shares issued in connection with the exercise of stock options, issuance of restricted stock units and our employees’ participation in the employee stock purchase plan.
SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009
Revenues
     Revenues decreased $2.1 million, or 3%, to $74.9 million for the six months ended June 30, 2010.

	Six Months Ended
	June 30,		Change
	2010(1)	2009(1)	Difference(1)%
Revenues:
Account presentation services	$4,439	$3,794	$645	17%
Payment services	57,877	61,155	(3,278)	(5)%
Relationship management services	4,140	4,040	100	2%
Professional services and other	8,485	8,034	451	6%

Total revenues	$74,941	$77,023	$(2,082)	(3)%

Payment metrics:
Banking transactions	72,451	76,346	(3,895)	(5)%
Biller payment transactions	33,997	29,557	4,440	15%

Notes:

(1)	In thousands
     Account Presentation Services. Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased 17%, or $0.6 million, to $4.4 million. The increase is primarily due to approximately $0.5 million increase in user fees, $0.2 million increase in account maintenance fees offset by a decrease of approximately $0.3 million in card usage fees.
     Payment Services. Both the Banking and eCommerce segments contribute to payment services revenues, which decreased to $57.9 million for the six months ended June 30, 2010 from $61.2 million in the same period of the prior year. The decrease is due to declines of $1.6 million in user fees, a decrease of $0.5 million in float interest revenue and a $1.5 million decrease in electronic transaction fees related to client losses and reduced fees per transaction for three large clients, partially offset by increased transactions.
     Relationship Management Services. Primarily composed of revenues from the Banking segment, relationship management services revenues increased by $0.1 million as a result of an increase in license fees.
     Professional Services and Other. Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased $0.5 million, or 6%. The increase is due to a $0.5 million increase in professional service fees, a $0.7 million increase in ancillary service fees, and a $0.1 million increase in telecommunication charges, offset by a $0.4 million decrease in implementation fees and a $0.4 million decrease in cancellation fees.
Costs and Expenses

	Six Months Ended
	June 30,		Change
	2010(1)	2009(1)	Difference(1)%
Revenues	$74,941	$77,023	$(2,082)	(3)%
Costs of revenues	39,012	39,680	(668)	(2)%

Gross profit	35,929	37,343	(1,414)	(4)%
Gross margin	48%	48%
Operating expenses
General and administrative	16,028	16,608	(580)	(3)%
Sales and marketing	9,757	11,328	(1,571)	(14)%
Systems and development	5,126	4,384	742	17%

Total operating expenses	30,911	32,320	(1,409)	(4)%

Income from operations	5,018	5,023	(5)	0%
Other income (expense)
Interest income	21	82	(61)	(74)%
Interest and other expense	65	(2,866)	2,931	(102)%

Total other income (expense)	86	(2,784)	2,870	(103)%

Income before tax provision	5,104	2,239	2,865	128%
Income tax provision	1,855	1,032	823	80%

Net income	3,249	1,207	2,042	169%
Preferred stock accretion	4,711	4,536	175	4%

Net loss available to common stockholders	$(1,462)	$(3,329)	$1,867	(56)%

Net loss available to common stockholders per share:
Basic	$(0.05)	$(0.11)	$0.06	(55)%
Diluted	$(0.05)	$(0.11)	$0.06	(55)%
Shares used in calculation of net loss available to common stockholders per share:
Basic	30,699	29,821	878	3%
Diluted	30,699	29,821	878	3%

Notes:

(1)	In thousands except for per share amounts.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues remained proportionately constant for the six months ended June 30, 2010, compared to the same period in 2009.
     Gross Profit. Gross profit decreased $1.4 million for the six months ended June 30, 2010 and gross margin as a percentage of revenues remained proportionately constant. The gross profit decrease is due to reduced revenues.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses decreased $0.6 million, or 3%, to $16.0 million for the six months ended June 30, 2010 due to proxy costs of $0.8 million recorded in the prior period and a reduction of trade show costs of approximately $0.2 million, offset by severance costs of approximately $0.5 million.

          Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses decreased $1.6 million, or 14%, to $9.8 million for the six months ended June 30, 2010. The primary reason for the decrease is reduced amortization expense of approximately $0.8 million related to our customer lists and reduced employee compensation of approximately $0.7 million.
     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $0.7 million, or 17%, to $5.1 million for the six months ended June 30, 2010. The increase is due to higher employee compensation and severance costs of approximately $0.6 million, an increase in consultant costs of $0.6 million, offset by an increase of capitalized software costs of $0.4 million.
     Income from Operations. Income from operations remained constant for the six months ended June 30, 2010 compared to the same period in the prior year.
     Interest Income. Interest income remained constant for the six months ended June 30, 2010 compared to the same period in the prior year.
     Interest and Other Expense. Interest and other expense decreased by $2.9 million for the six months ended June 30, 2010 due to reduced interest payments on the 2007 Notes of approximately $1.4 million and an increase in the fair value of the theoretical swap derivative which reduced other expense by approximately $1.7 million, offset by a decrease in unrealized gains of approximately $0.2 million.
     Income Tax Provision. We recognized tax expense for the six months ended June 30, 2010, as a result of $5.1 million of income before income taxes generated during the first half of 2010. Our effective tax rate for the period was 36.3%. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent differences, state taxes, a $0.1 million increase to the New Jersey net operating loss carryforwards valuation allowance, and a stock based compensation adjustment of approximately $0.2 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.
     Preferred Stock Accretion. The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased 4% due to compounding of dividends.
     Net Loss Available to Common Stockholders. Net loss available to common stockholders decreased $1.9 million to net loss of $1.5 million for the six months ended June 30, 2010, compared to net loss of $3.3 million for the six months ended June 30, 2009. Basic and diluted net loss available to common stockholders per share was $0.05 for the six months ended June 30, 2010, compared to a net loss available to common stockholders of $0.11 for the six months ended June 30, 2009. Basic and diluted shares outstanding increased by 3% primarily as a result of shares issued in connection with the exercise of stock options, issuance of restricted stock units and our employees’ participation in the employee stock purchase plan.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $14.9 million for the six months ended June 30, 2010. This represented a $1.6 million decrease in cash provided by operating activities compared to the same period in the prior year, which was primarily the result of an increase in net income of $2.0 million and an increase to deferred tax benefits of $1.7 million offset by a decrease in depreciation and amortization of $1.0 million, a decrease in equity compensation expense of $0.7 million, a change in the fair value of the theoretical swap derivative of $1.7 million, and changes in certain other assets and liabilities of $2.1 million.
     Net cash used by investing activities for the six months ended June 30, 2010 was $9.1 million, which was the result of capital expenditures.
     Net cash used by financing activities was $7.6 million for the six months ended June 30, 2010, which was primarily the result of $8.0 million of payments on our 2007 Notes of $8.0 million offset by $0.4 million in net proceeds from the issuance of common stock.
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
     We currently believe that cash on hand, investments and the cash we expect to generate from operations will be sufficient to meet our current anticipated cash requirements for at least the next twelve months and to service our existing debt. There can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required.

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
     We earn float interest in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. As such, the float interest earned is classified as payment services revenue in our condensed consolidated statements of operations. This float interest revenue is exposed to changes in the general level of U.S. interest rates as it relates to the balances of these clearing accounts. The float interest totaled $0.1 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively and $0.1 million and $0.6 million for the six months ended, respectively. If there was a change in interest rates of one percent as of June 30, 2010, revenues associated with float interest would have increased by approximately $1.0 million for the six months ended June 30, 2010.
ITEM 4. CONTROLS AND PROCEDURES
     Our management is responsible for establishing and maintaining disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, and for internal controls over financial reporting.
     (a) As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management including our CEO and CFO as appropriate to allow timely decisions regarding disclosures.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not a party to any pending litigation, nor are we aware of any threatened litigation, that would have a material adverse effect on us, our business or results of operation.
ITEM 1A. RISK FACTORS
     There have been no material changes to risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2010 except for the following:
     Our risk factor entitled “The failure to attract or retain our officers and skilled employees could have a material adverse effect on our business” has been modified to reflect recent developments. The modified risk factor reads as follows:
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
     In June, 2010, our board of directors appointed Joseph L. Cowan as President and Chief Executive Officer. The transition to Mr. Cowan’s leadership of the Company could distract our existing management team and may ultimately lead to changes in corporate strategy. These changes may negatively impact our ability to meet key corporate and financial objectives, which could adversely affect our business, results of operations and financial condition. Our Chief Executive Officer is in the process of an evaluation and may propose changes to the Company’s operations.
     Our risk factor entitled “Our recent change of chief executive officer may be viewed negatively and have an adverse impact on our business” was modified in our Quarterly Report on Form 10-Q flied with the Securities and Exchange Commission on May 6, 2010, and has been further modified to reflect recent developments. The modified risk factor reads as follows:
Our recent changes of chief executive officer may be viewed negatively and have an adverse impact on our business.
     Our board of directors recently appointed Joseph L. Cowan as President, Chief Executive Officer and a member of the Board of Directors. Mr. Cowan replaces John C. Dorman, who previously served as interim chief executive officer, and who now serves as Chairman of the Board of Directors. Investors, employees, customers, suppliers, and others could react negatively to the appointment of Mr. Cowan as our President and Chief Executive Officer or the appointment of Mr. Dorman as our Chairman. Matthew P. Lawlor, who had served as chief executive officer for the preceding twenty years, retired on December 14, 2009. Our relationship with Mr. Lawlor is currently adversarial and Mr. Lawlor has initiated litigation against the company related to the financial arrangements associated with his retirement. In addition, Mr. Lawlor owns a significant number of shares of our common stock and could pursue a proxy fight or otherwise attempt to influence the affairs of the company. The potential negative reactions related to the changes in our chief executive officer position and any litigation or proxy fight initiated by Mr. Lawlor could adversely impact our revenue, capital needs, ability to retain employees, relations with customers, suppliers, investors, and others, and business in general.
Certain payment funding methods expose us to the credit and/or operating risk of our clients.
     When we process an automated clearing house or automated teller machine network payment transaction for a client, we initiate a transaction to withdraw funds from the designated source account and deposit them into our off-balance sheet settlement account, which is a trust account maintained for the benefit of our clients. We then initiate a simultaneous transaction to transfer funds from our settlement account to the intended destination account.  These “back to back” transactions are designed to settle at the same time, usually overnight, such that we receive the funds from the source at the same time as we send the funds to their destination.  It is possible, however, that the source account may not have sufficient funds for the transaction, the institution controlling the account may commit an operational error causing insufficient funds to be sent or the account may be subject to legal or other constraints that prevent the withdrawal of the funds.  The vast majority of these occurrences are resolved quickly though normal processes.  However, if they are not resolved and we are then unable to reverse the transaction that sent funds to the intended destination, a shortfall in our settlement account will be created.  We have legal and contractual recourse against our clients for the amount of the shortfall, but timing of recovery may be delayed by litigation or other legal processes. Additionally, the amount of recovery may be diminished if our clients’ creditworthiness is not then sufficient to cover the shortfall. If we are unable to recover the funds through any of these methods, we may have to fund the shortfall in our settlement account from our corporate funds.
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
     Information regarding unregistered sales of securities and use of proceeds are contained in a Form 8-K filed with the Securities and Exchange Commission on June 21, 2010.
     The following summarizes repurchases of shares that were used to pay option exercise prices during the second quarter of 2010.

	Total Number of Shares
	Acquired During the	Average Price Paid Per
Period	Period	Share
April 1-April 30	0	$—
May 1- May 31	141,848	$4.77
June 1-June 30	0	$—

Total	141,848	$4.77
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
     Information regarding submission of matters to a vote of security holders is contained in a Form 8-K filed with the Securities and Exchange Commission on July 7, 2010.
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

ONLINE RESOURCES CORPORATION
Date: August 5, 2010	By:	/s/ Joseph L. Cowan
Joseph L. Cowan
President and Chief Executive Officer (Principal Executive Officer)

ONLINE RESOURCES CORPORATION
Date: August 5, 2010	By:	/s/ Catherine A. Graham
Catherine A. Graham
Executive Vice President and Chief Financial Officer (Principal Financial Officer)