Form 10-Q
period 2010-09-30
ONLINE RESOURCES CORP
filed 2010-11-04
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
     As of October 29, 2010 there were 31,248,647 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,042	$22,907
Accounts receivable (net of allowance of $216 and $100, respectively)	18,834	17,457
Deferred tax asset, current portion	7,477	7,477
Deferred implementation costs, current portion	2,993	1,941
Prepaid expenses and other current assets	2,829	2,102

Total current assets	59,175	51,884

Property and equipment, net	26,950	25,561
Deferred tax asset, less current portion	18,591	22,490
Goodwill	181,516	181,516
Intangible assets, net	15,468	19,972
Deferred implementation costs, less current portion, and other assets	9,175	7,067

Total assets	$310,875	$308,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,344	$2,008
Accrued expenses	5,143	3,739
Notes payable, senior secured debt, current portion	21,625	8,250
Interest payable	3	27
Deferred revenues, current portion and other current liabilities	7,496	6,793

Total current liabilities	36,611	20,817

Notes payable, senior secured debt, less current portion	19,125	40,500
Deferred revenues, less current portion and other long-term liabilities	6,699	6,888

Total liabilities	62,435	68,205
Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at September 30, 2010 and December 31, 2009 (redeemable on July 3, 2013 at $135,815)	107,747	100,623
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 31,619 issued and 31,192 outstanding at September 30, 2010 and 30,439 and 30,112 outstanding at December 31, 2009	3	3
Additional paid-in capital	216,795	213,096
Accumulated deficit	(73,182)	(70,776)
Treasury stock, 427 shares at September 30, 2010 and 327 shares at December 31, 2009	(2,923)	(2,661)

Total stockholders’ equity	140,693	139,662

Total liabilities and stockholders’ equity	$310,875	$308,490

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Account presentation services	$2,237	$2,083	$6,676	$5,877
Payment services	27,699	28,971	85,576	90,126
Relationship management services	2,358	2,015	6,498	6,055
Professional services and other	4,501	3,525	12,986	11,559

Total revenues	36,795	36,594	111,736	113,617
Costs and expenses:
Service costs	18,334	17,856	55,045	55,268
Implementation and other costs	1,060	960	3,361	3,228

Costs of revenues	19,394	18,816	58,406	58,496

Gross profit	17,401	17,778	53,330	55,121
General and administrative	7,399	6,955	23,427	23,564
Sales and marketing	4,900	4,624	14,657	15,952
Systems and development	2,277	2,247	7,403	6,630

Total expenses	14,576	13,826	45,487	46,146

Income from operations	2,825	3,952	7,843	8,975
Other income (expense):
Interest income	18	22	39	104
Interest expense	286	(357)	450	(3,300)
Other (expense) income	—	14	(99)	91

Total other income (expense)	304	(321)	390	(3,105)

Income before income tax provision	3,129	3,631	8,233	5,870
Income tax provision	1,427	918	3,282	1,950

Net income	1,702	2,713	4,951	3,920
Preferred stock accretion	2,413	2,325	7,124	6,861

Net (loss) income available to common stockholders	$(711)	$388	$(2,173)	$(2,941)

Net (loss) income available to common stockholders per share:
Basic	$(0.02)	$0.01	$(0.07)	$(0.10)
Diluted	$(0.02)	$0.01	$(0.07)	$(0.10)
Shares used in calculation of net loss available to common stockholders per share:
Basic	31,148	30,048	30,850	29,898
Diluted	31,148	31,546	30,850	29,898
See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Operating activities
Net income	$4,951	$3,920
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	3,899	2,008
Depreciation and amortization	13,983	15,209
Equity compensation expense	2,095	3,307
Write off and amortization of debt issuance costs	250	250
Loss on disposal of assets	—	37
Provision for losses on accounts receivable	169	16
Gain on investments	—	(91)
Change in fair value of theoretical swap derivative	(1,676)	8
Changes in certain other assets and liabilities	(1,501)	(958)

Net cash provided by operating activities	22,170	23,706

Investing activities
Purchases of property and equipment	(10,793)	(6,744)
Sale of short-term investments	—	2,100

Net cash used in investing activities	(10,793)	(4,644)

Financing activities
Net proceeds from issuance of common stock	777	425
Repayment of 2007 Notes	(8,000)	(11,687)
Repayment of capital lease obligations	(19)	(26)

Net cash used in financing activities	(7,242)	(11,288)

Net increase in cash and cash equivalents	4,135	7,774
Cash and cash equivalents at beginning of year	22,907	22,969

Cash and cash equivalents at end of period	$27,042	$30,743

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
     NEW ACCOUNTING STANDARDS
     In September 2010, the FASB amended its guidance for reporting loans to participants by defined contribution plans. The revised guidance says that participant loans are to be valued at principal plus accrued interest rather than at fair value by adjusting for observable and non-observable inputs. The guidance also changed the reporting requirements for participant loans and instead of classifying these loans as plan investments, they should be reported separately as notes receivable from plan participants. These changes become effective, retrospectively to all prior periods presented, for the Company on January 1, 2011 and early adoption is permitted. The Company has determined that adoption will not have a material impact on the Company’s consolidated financial statements.
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
     In October 2009, the FASB changed its guidance for the accounting of multiple-deliverable revenue arrangements with customers. Current GAAP requires a vendor to use vendor-specific objective evidence or third-party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. Multiple-deliverable arrangements will be separated in more circumstances with the updated guidance. The change in guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The best estimate to use in determining a selling price is the price as if the item were sold on a stand alone basis. Changes also include eliminating the residual method of allocation and requiring that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates discounts in the arrangement proportionally to each deliverable based on each selling price. These changes become effective, prospectively, for the Company on January 1, 2011 and early adoption is permitted. The Company has not determined the impact, if any; implementation of this guidance will have on the Company’s consolidated financial statements.
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
2. SENIOR SECURED NOTES
     The Company has an agreement with Bank of America which finances its senior secured notes (“2007 Notes”). The agreement also provides a $15 million revolver (“Revolver”) under which the Company can secure up to $5 million in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $1.6 million as a result of letters of credit the bank has issued. The Company has made voluntary payments of $8.0 million on the 2007 Notes during the nine months ended September 30, 2010, reducing the outstanding principal from $48.8 million to $40.8 million. The Company expensed less than $0.1 million of deferred credit facility costs related to these voluntary payments. The Company will make periodic principal payments until the 2007 Notes are due in 2012 as noted in the table below. On October 29, 2010, the Company made a voluntary payment of $4 million on the 2007 Notes.
     The interest rate on both the Revolver and the 2007 Notes is the one-month London Interbank Offered Rate (“LIBOR”) plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the 2007 Notes), and it is payable monthly. During the first quarter of 2010 the margin decreased from 250 basis points to 225 basis points and the average interest rate was 2.63%. The 2007 Notes and the Revolver are secured by the assets of the Company.
     Maturities of long-term debt over the remaining period of the 2007 Notes are as follows (in thousands):

Maturing
Year	Amounts
2010 (October 1, 2010-December 31, 2010)	$3,000
2011	$28,188
2012	$9,562
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
     The following table presents the fair value of the theoretical swap derivative instrument included within the condensed consolidated balance sheet at September 30, 2010 and December 31, 2009 (in thousands):

			Balance Sheet
	September 30, 2010	December 31, 2009	Location
Asset Derivatives:
Theoretical swap (1)	$6,344	$4,668	Other assets

(1)	See Note 12, Fair Value Measurements, for a description of how the derivatives shown above are valued.

The following table presents the amounts affecting the condensed consolidated statement of operations for the three and nine months ended September 30, 2010 and September 30, 2009 (in thousands):

	Theoretical Swap (1)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Not Designated as Hedging Instrument:	2010	2009	2010	2009
Amount of gain (loss) recognized in income on derivative, pre tax	$649	$694	$1,676	$(8)

	Interest Rate Swap (2)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Cash Flow Hedging Relationships:	2010	2009	2010	2009
Amount of loss recognized in OCI on derivative, after tax	$—	$201	$—	$715
Amount of loss reclassified from OCI into income, pre tax	$—	$451	$—	$1,358

(1)	See Note 12, Fair Value Measurements, for additional information. The gain (loss) recognized in income is included in interest expense.

(2)	See Note 11, Components of Comprehensive Loss for additional information. The loss reclassified from OCI to income is included in interest expense.
4. REDEEMABLE CONVERTIBLE PREFERRED STOCK
     Series A-1 Redeemable Convertible Preferred Stock
     Pursuant to the restated certificate of incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 3,000,000 shares of preferred stock in one or more series. Of these 3,000,000 shares of preferred stock, 75,000 shares have been designated Series A-1. The Series A-1 Preferred Stock has a redemption value of 115% of the face value of the stock, on or after seven years from the date of issuance, or July 3, 2013. The Company recognized $0.4 million for the three months ended September 30, 2010 and 2009 and $1.2 million for the nine months ended September 30, 2010 and 2009, to adjust for the redemption value at maturity.
     Additionally, the Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. For the three months ended September 30, 2010 and 2009, $1.5 million of preferred stock accretion was recognized and for the nine months ended September 30, 2010 and 2009, $4.5 million of preferred stock accretion was recognized in the condensed consolidated statements of operations, for the 8% per annum cumulative dividends. The right to receive the accrued, but unpaid dividends is based on a variable interest rate, and as such the difference between the fixed and variable rate of returns is a theoretical swap derivative. The Company bifurcates this feature and accretes it to the Series A-1 Preferred Stock over the life of the security. For the three months ended September 30, 2010 and 2009, $0.3 million and $0.2 million, of preferred stock accretion expense were recognized and for the nine months ended September 30, 2010 and 2009, $0.9 million and $0.6 million of preferred stock accretion expense were recognized for the theoretical swap derivative in the condensed consolidated statement of operations.
     Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is being accreted back to the redemption value of the Series A-1 Preferred Stock through July 2013, and generated an additional $0.2 million and $0.5 million of preferred stock accretion for each of the three months and nine months ended September 30, 2010 and 2009 in the condensed consolidated statements of operations.
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

The results of operations from these reportable segments were as follows for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Banking	eCommerce	Corporate(1)	Total
Three months ended September 30, 2010:
Revenues	$22,319	$14,476	$—	$36,795
Costs of revenues	11,322	8,072	—	19,394

Gross profit	10,997	6,404	—	17,401
Operating expenses	5,943	4,595	4,038	14,576

Income (loss) from operations	$5,054	$1,809	$(4,038)	$2,825

Three months ended September 30, 2009:
Revenues	$22,793	$13,801	$—	$36,594
Costs of revenues	11,220	7,596	—	18,816

Gross profit	11,573	6,205	—	17,778
Operating expenses	5,458	4,594	3,774	13,826

Income (loss) from operations	$6,115	$1,611	$(3,774)	$3,952

Nine months ended September 30, 2010:
Revenues	$67,835	$43,901	$—	$111,736
Costs of revenues	34,053	24,353	—	58,406

Gross profit	33,782	19,548	—	53,330
Operating expenses	18,416	14,019	13,052	45,487

Income (loss) from operations	$15,366	$5,529	$(13,052)	$7,843

Nine months ended September 30, 2009:
Revenues	$68,723	$44,894	$—	$113,617
Costs of revenues	33,701	24,795	—	58,496

Gross profit	35,022	20,099	—	55,121
Operating expenses	17,874	15,023	13,249	46,146

Income (loss) from operations	$17,148	$5,076	$(13,249)	$8,975

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.
6. INVESTMENTS
     The Company’s investment in the Columbia Strategic Cash Portfolio was liquidated in September 2009. During the nine months ended September 30, 2009, the Company received $2.1 million in liquidation payments from the Fund administrator and recognized a gain of $0.1 million for the nine months ended September 30, 2009.
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
     The Company did not experience any impairment of goodwill or other intangible assets for the nine months ended September 30, 2010 or 2009. The Company’s stock price declined from $5.26 as of December 31, 2009 to $4.44 as of September 30, 2010. The Company considered whether or not the decline in stock price indicated an impairment requiring reevaluation of the goodwill. Factors evaluated include consideration of the 2010 financial performance as well as other Company specific matters. The Company’s financial performance exceeded the financial projections included in the annual impairment testing and there was no indication that other assumptions used in the annual impairment testing were no longer appropriate. As a result, the Company concluded that there was no indication of impairment. The Company will continue to monitor its financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to its annual impairment evaluation date.
     We have presented a strategic direction to the Board of Directors and are now developing the supporting operating plan for their approval in December 2010. While we expect that the plan will improve our business outlook over multiple periods, it could result in a change in the relative focus on, and results of, our Banking and eCommerce segments including investment decisions in products and services. These decisions could result in impairment of assets including intangible assets, capitalized software costs and/or goodwill.
8. STOCK BASED COMPENSATION
     At September 30, 2010, the Company had two stock-based employee compensation plans. The Company used the modified-prospective transition method, as required, to recognize compensation costs; which include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the estimated grant date fair value, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the estimated grant-date fair value. The compensation expense for stock-based compensation was $0.5 million and $1.1 million for the three months and $2.1 million and $3.3 million for the nine months ended September 30, 2010 and 2009, respectively. A portion of the stock based compensation cost has been capitalized as part of software development costs and deferred costs. For each of the three months ended September 30, 2010 and 2009, less than $0.1 million was capitalized as part of software development costs and deferred costs. For each of the nine months ended September 30, 2010 and 2009, approximately $0.1 million was capitalized as part of software development costs and deferred costs.
     Stock Options
     The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Dividend yield	—	—	—	—
Expected volatility	—	64%	62%	62%
Risk-free interest rate	—	2.63%	2.75%	1.90%
Expected life in years	—	5.1	6.4	5.8
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
     A summary of stock option activity as of September 30, 2010, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2010	3,254	$5.52
Granted	281	$4.64
Exercised	(384)	$3.05
Forfeited or expired	(536)	$7.69

Outstanding at September 30, 2010	2,615	$5.34	3.29	$2,043

Vested or expected to vest at September 30, 2010	2,604	$5.34	3.28	$2,039
Exercisable at September 30, 2010	2,005	$5.54	2.50	$1,779

     At September 30, 2010, approximately 2,349,000 shares of stock options were outstanding under the 1999 or 2005 Plans. Additionally, approximately 266,000 stock options were granted outside the Company’s plans during the second quarter of 2010 to the Company’s CEO as an inducement to join the Company.
     The weighted-average grant-date fair value of options granted was $3.58 per share during the three months ended September 30, 2009. There were no options granted during the third quarter of 2010. The weighted-average grant-date fair value of options granted was $2.80 and $2.01 per share during the nine months ended September 30, 2010 and 2009, respectively. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the grant price. The intrinsic value of options exercised in each of the three months ended September 30, 2010 and 2009 was $0.1 million. The intrinsic value of options exercised in the nine months ended September 30, 2010 and 2009 were $0.5 million, and $0.4 million, respectively.
     As of September 30, 2010, there was $1.2 million of total unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted average period of 2.7 years.
     Cash received from option exercises under all share-based payment arrangements for the three months ended September 30, 2010 and 2009 was $0.3 million and $0.1 million, respectively, and $1.2 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively, net of shares repurchased to cover the cost of certain exercises and taxes. The tax benefits related to the deductions from option exercises of the share-based payment arrangements will be recognized when those deductions, currently being carried forward as net operating losses, reduce taxes payable.
     Restricted Stock Units
     A summary of the Company’s non-vested restricted stock units as of the nine months ended September 30, 2010, and changes for the period then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2010	1,523	$5.07
Granted	979	$4.70
Vested	(771)	$4.55
Forfeited	(607)	$5.49

Non-vested at September 30, 2010	1,124	$4.87

     At September 30, 2010, there were approximately 803,000 shares of non-vested restricted stock units under the 1999 or 2005 Plans. Additionally, approximately 321,000 restricted stock units were granted outside the Company’s plans during the second quarter of 2010 to the Company’s CEO as an inducement to join the Company.
     The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of September 30, 2010, there was $4.0 million of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of 2.3 years.
9. INCOME TAXES
     The Company recorded income tax expense based on the estimated effective tax rate for the full year, adjusted for non-forecastable items recorded during the first nine months of 2010.
     The Company’s effective tax rate was 45.6% and 25.3% for the three months ended September 30, 2010 and 2009, respectively and 39.9% and 33.2% for the nine months ended September 30, 2010 and 2009, respectively. The year over year change in the effective tax rate relates to permanent differences, state taxes, a $0.4 million increase to the New Jersey net operating loss carryforwards valuation allowance, a return to provision adjustment of $0.1 million, and a stock based compensation adjustment of approximately $0.3 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.
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

10. NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE
     The following table sets forth the computation of basic and diluted net loss available to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$1,702	$2,713	$4,951	$3,920
Preferred stock accretion	2,413	2,325	7,124	6,861

Net (loss) income available to common shareholders	$(711)	$388	$(2,173)	$(2,941)

Weighted average shares outstanding used in calculation of net loss available to common stockholders per share:
Basic	31,148	30,048	30,850	29,898
Dilutive stock options	—	1,498	—	—

Diluted	31,148	31,546	30,850	29,898

Net (loss) income available to common stockholders per share:
Basic	$(0.02)	$0.01	$(0.07)	$(0.10)
Diluted	$(0.02)	$0.01	$(0.07)	$(0.10)
     Approximately 8,309,485 and 8,443,768 shares of common stock equivalents for the three months ended September 30, 2010 and 2009, respectively, and approximately 8,146,659 and 8,541,372 shares of common stock equivalents for the nine months ended September 30, 2010 and 2009, respectively were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.
11. COMPONENTS OF COMPREHENSIVE (LOSS) INCOME
     Shown below are items defined as comprehensive (loss) income that are separately classified in the financial statements. The following table reconciles the Company’s net (loss) income available to common stockholders and its total comprehensive net (loss) income for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net (loss) income available to common stockholders	$(711)	$388	$(2,173)	$(2,941)
Other comprehensive (loss) income:
Realized loss on hedging activity	—	451	—	1,358
Net unrealized loss on hedging activity	—	(201)	—	(715)

Comprehensive net (loss) income	$(711)	$638	$(2,173)	$(2,298)

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
The tables below show how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at September 30, 2010
	Quoted
	Prices in
	Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$14,149	$—	$—	$14,149
Theoretical swap derivative(1)	—	—	6,344	6,344

	$14,149	$—	$6,344	$20,493

	Fair Value Measurements at December 31, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$7,623	$—	$—	$7,623
Theoretical swap derivative(1)	—	—	4,668	4,668

	$7,623	$—	$4,668	$12,291

(1)	Represents the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock issued in conjunction with the Princeton eCom acquisition on July 3, 2006. Management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.
     The following tables are summaries of the Company’s financial assets that use Level 3 inputs to measure fair value (in thousands):

Theoretical
Swap
Derivative
Balance as of January 1, 2010	$4,668
Unrealized gain(1)	1,676

Balance as of September 30, 2010	$6,344

	Strategic
	Cash	Theoretical
	Fund	Swap
	Investment	Derivative
Balance as of January 1, 2009	$2,009	$4,562
Realized and unrealized gain(1)	91	(8)
Redemptions(2)	(2,100)	—

Balance as of September 30, 2009	$—	$4,554

(1)	The unrealized gains are included as interest expense in the condensed consolidated statements of operations for the nine months ended September 30, 2010 and September 30, 2009.

(2)	Redemptions are payments received by the Company for partial liquidation of the Columbia Strategic Cash Fund. The Company’s investment in the Columbia Strategic Cash Fund was liquidated in September 2009.

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
     On May 19, 2010, Mr. Lawlor filed a complaint with the U.S. Department of Labor alleging that the Company wrongfully terminated him in contravention of Section 806 of the Sarbanes-Oxley Act. Mr. Lawlor contends that he was terminated as CEO in retaliation for raising concerns of alleged insider trading violations to the Company. The Company denies the allegations. In a letter dated September 17, 2010, the U.S. Department of Labor notified Mr. Lawlor that his claim has been dismissed because it was not timely filed.

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
     In our eCommerce segment, there are still a significant number of potential clients who do not offer services such as those we are in a position to provide to their customer base. Further, the competition to provide these services is more fragmented than it is in the banking market. These factors provide us with the opportunity to expand our client base. We also provide an innovative debt collection product that is attractive to a number of large and mid-sized potential clients. For a portion of our eCommerce business, our revenue is tied to the value of the payment being made which exposes us to the impact of economic factors on these payments. We also continuously monitor the potential risks that we face due to the interfaces we have with, and our reliance on, various payments networks.
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
     We have long-term service contracts with most of our clients. The majority of our revenues are recurring, though these contracts also provide for implementation, set-up and other non-recurring fees. Account presentation services revenues are based on either a monthly license fee, allowing our clients to register an unlimited number of customers, or a monthly fee for each registered customer. Payment services revenues are either based on a monthly fee for each customer enrolled, a fee per executed transaction, or a combination of both. Our clients typically provide account presentation services to users free of charge, as they derive significant potential benefits including account retention, delivery and paper cost savings, account consolidation and cross-selling of other products. Payment is either paid by our client or through service fees paid by their end users.
     As a network-based service provider, we have made substantial up-front investments in infrastructure, particularly for our proprietary systems. We invested approximately $10.8 million for the nine months ended September 30, 2010, and $6.2 million and $7.4 million for the years ended December 31, 2009 and 2008, respectively. These investments were made to create new products, enhance the functionality of existing products and improve our infrastructure. Product enhancements allow us to remain competitive, retain existing clients and attract new clients. New products allow us to increase revenue and attract new clients. Infrastructure investments allow us to leverage ongoing advances in technology to improve our operating efficiency and capture cost savings. Our investments increased significantly in 2010 due to investments made in periodic expansions of our data storage and processing capacity and the investment in client specific infrastructure.
     While we continue to incur ongoing development and maintenance costs, we believe the infrastructure we have built provides us with operating leverage. We continue to automate processes, develop applications and change product mix that allow us to make smaller increases in labor and other operating costs relative to increases in customers and transactions. We believe our financial and operating performance will be based primarily on our ability to leverage additional end-users and transactions over this relatively fixed cost base.
     End-users using account presentation, payment services, bill payment or any combination thereof, and the payment transactions executed by those end-users are the major drivers of our revenues. Since December 31, 2009, the number of users of our account presentation services increased 7% and the number of users of our payment services decreased 1%. Overall, the number of users in the current period approximated the number of users at the previous year end. Since September 30, 2009, the number of account presentation services users increased by 16%, and the number of payment services users increased 10%, for an overall 10% increase in users. The increase in account presentation services users is due to new clients as well as increased users with existing clients.
     We have presented a strategic direction to the Board of Directors and are now developing the supporting operating plan for their approval in December 2010. While we expect that the plan will improve our business outlook over multiple periods, it could result in a change in the relative focus on, and results of, our Banking and eCommerce segments including investment decisions in products and services. These decisions could result in impairment of assets including intangible assets, capitalized software costs and/or goodwill.
Results of Operations
The following table presents the summarized results of operations for our two reportable segments, Banking and eCommerce (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenues:
Banking	$22,319	61%	$22,793	62%	$67,835	61%	$68,723	60%
eCommerce	14,476	39%	13,801	38%	43,901	39%	44,894	40%

Total	$36,795	100%	$36,594	100%	$111,736	100%	$113,617	100%

	Dollars	Margin	Dollars	Dollars	Margin	Margin	Dollars	Margin
Gross profit:
Banking	$10,997	49%	$11,573	51%	$33,782	50%	$35,022	51%
eCommerce	6,404	44%	6,205	45%	19,548	45%	20,099	45%

Total	$17,401	47%	$17,778	49%	$53,330	48%	$55,121	49%

	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating expenses:
Banking	$5,943	41%	$5,458	40%	$18,416	40%	$17,874	39%
eCommerce	4,595	31%	4,594	33%	14,019	31%	15,023	32%
Corporate(1)	4,038	28%	3,774	27%	13,052	29%	13,249	29%

Total	$14,576	100%	$13,826	100%	$45,487	100%	$46,146	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
Income from operations:
Banking	$5,054	23%	$6,115	27%	$15,366	23%	$17,148	25%
eCommerce	1,809	12%	1,611	12%	5,529	13%	5,076	11%
Corporate(1)	(4,038)		(3,774)		(13,052)		(13,249)

Total	$2,825	8%	$3,952	11%	$7,843	7%	$8,975	8%

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009
Revenues
     We generate revenues from account presentation, payment, relationship management and professional services and other revenues.

	Three Months Ended
	September 30,		Change
	2010(1)	2009(1)	Difference(1)%
Revenues:
Account presentation services	$2,237	$2,083	$154	7%
Payment services	27,699	28,971	(1,272)	(4)%
Relationship management services	2,358	2,015	343	17%
Professional services and other	4,501	3,525	976	28%

Total revenues	$36,795	$36,594	$201	1%

Payment metrics:
Banking payment transactions	36,754	38,524	(1,770)	(5)%
Biller payment transactions	18,014	15,123	2,891	19%

(1)	In thousands
     Account Presentation Services. Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased 7%, or $0.2 million, to $2.2 million. The increase is primarily due to a $0.2 million increase in user fees from a new large client in the current period.
     Payment Services. Both the Banking and eCommerce segments contribute to payment services revenues, which decreased to $27.7 million for the three months ended September 30, 2010 from $29.0 million in the prior year quarter. The decrease is primarily due to declines of $1.1 million in user fees and $0.2 million in electronic transaction fees related to client losses and reduced fees per transaction, partially offset by increased transactions.
     Relationship Management Services. Primarily composed of revenues from the Banking segment, relationship management services revenues increased 17% to $2.4 million. The increase was primarily due to an increase of $0.3 million in user fees.
     Professional Services and Other. Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased $1.0 million, or 28%. The increase is primarily due to a $0.2 million increase in implementation fees, a $0.4 million increase in professional services provided to existing clients and a $0.3 million increase in ancillary service fees.

Costs and Expenses

	Three Months Ended
	September 30,		Change
	2010(1)	2009(1)	Difference(1)%
Revenues	$36,795	$36,594	$201	1%
Costs of revenues	19,394	18,816	578	3%

Gross profit	17,401	17,778	(377)	(2)%
Gross margin	47%	49%
Operating expenses
General and administrative	7,399	6,955	444	6%
Sales and marketing	4,900	4,624	276	6%
Systems and development	2,277	2,247	30	1%

Total operating expenses	14,576	13,826	750	5%

Income from operations	2,825	3,952	(1,127)	(29)%
Other income (expense)
Interest income	18	22	(4)	(18)%
Interest and other expense	286	(343)	629	(183)%

Total other income (expense)	304	(321)	625	(195)%

Income before tax provision	3,129	3,631	(502)	(14)%
Income tax provision	1,427	918	509	55%

Net income	1,702	2,713	(1,011)	(37)%
Preferred stock accretion	2,413	2,325	88	4%

Net (loss) income available to common stockholders	$(711)	$388	$(1,099)	(283)%

Net (loss) income available to common stockholders per share:
Basic	$(0.02)	$0.01	$(0.03)	(300)%
Diluted	$(0.02)	$0.01	$(0.03)	(300)%
Shares used in calculation of net loss available to common stockholders per share:
Basic	31,148	30,048	1,100	4%
Diluted	31,148	31,546	(398)	(1)%

(1)	In thousands except for per share amounts.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased 3%, or $0.6 million, primarily due to an increase in system operations expenses of $0.3 million, an increase in amortization of capitalized software of $0.1 million and an increase in implementation compensation of $0.1 million.
     Gross Profit. Gross profit decreased $0.4 million for the three months ended September 30, 2010 and gross margin as a percentage of revenues decreased 2% to 47% primarily due to higher system operations expenses of $0.3 million.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $0.4 million, or 6%, to $7.4 million for the three months ended September 30, 2010 due to an increase of approximately $0.6 million in consulting and legal services, $0.1 million higher depreciation expense, offset by a decrease of $0.3 million in repair and maintenance costs.
     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses increased $0.3 million, or 6%, to $4.9 million for the three months ended September 30, 2010. The primary reason for the increase is higher commissions of $0.6 million, an increase of $0.1 million to our bad debt allowance and reduced amortization expense of approximately $0.3 million related to our customer lists.
     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the development of new services and products and new technology to enhance existing products. Systems and development expenses remained constant compared to the prior year period.

     Income from Operations. Income from operations decreased $1.1 million, or 29%, to $2.8 million for the three months ended September 30, 2010. The decrease is due to lower gross profit and increased operating expenses.
     Interest Income. Interest income remained constant for the three months ended September 30, 2010 compared to the same period in the prior year.
     Interest and Other Expense. Interest and other expense decreased by $0.6 million for the three months ended September 30, 2010 compared to the same period in the prior year due to reduced interest payments on the 2007 Notes of approximately $0.7 million.
     Income Tax Provision. We recognized tax expense for the three months ended September 30, 2010, as a result of $3.1 million of income before income taxes generated during the third quarter of 2010. Our effective tax rate for the period was 45.6%. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent differences, state taxes, a $0.3 million increase to the New Jersey net operating loss carryforwards valuation allowance, and a return to provision adjustment of $0.1 million.
     Preferred Stock Accretion. The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased 4% due to compounding of dividends.
     Net (Loss) Income Available to Common Stockholders. Net (loss) income available to common stockholders decreased $1.1 million to a net loss of $0.7 million for the three months ended September 30, 2010, compared to net income of $0.4 million for the three months ended September 30, 2009. Basic and diluted net loss available to common stockholders per share was $0.02 for the three months ended September 30, 2010, compared to a basic and diluted net income available to common stockholders of $0.01 for the three months ended September 30, 2009. Basic shares outstanding increased by 4% primarily as a result of shares issued in connection with the exercise of stock options, issuance of restricted stock units and our employees’ participation in the employee stock purchase plan.
NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009
Revenues
     Revenues decreased $1.9 million, or 2%, to $111.7 million for the nine months ended September 30, 2010.

	Nine Months Ended
	September 30,		Change
	2010(1)	2009(1)	Difference(1)%
Revenues:
Account presentation services	$6,676	$5,877	$799	14%
Payment services	85,576	90,126	(4,550)	(5)%
Relationship management services	6,498	6,055	443	7%
Professional services and other	12,986	11,559	1,427	12%

Total revenues	$111,736	$113,617	$(1,881)	(2)%

Payment metrics:
Banking transactions	109,204	114,870	(5,666)	(5)%
Biller payment transactions	52,012	44,680	7,332	16%

(1)	In thousands
     Account Presentation Services. Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased 14%, or $0.8 million, to $6.7 million. The increase is primarily due to approximately $0.8 million increase in user fees, $0.3 million in hosting and license fees, $0.2 million increase in account maintenance fees offset by a decrease of approximately $0.5 million in card usage fees.
     Payment Services. Both the Banking and eCommerce segments contribute to payment services revenues, which decreased to $85.6 million for the nine months ended September 30, 2010 from $90.1 million in the same period of the prior year. The decrease is due to declines of $2.2 million in user fees, a decrease of $0.5 million in float interest revenue and a $1.9 million decrease in electronic transaction fees related to client losses, partially offset by increased transactions.
     Relationship Management Services. Primarily composed of revenues from the Banking segment, relationship management services revenues increased by $0.4 million as a result of an increase in user fees.
     Professional Services and Other. Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased $1.4 million, or 12%. The increase is primarily due to a $1.0 million increase in ancillary service fees, a $0.9 million increase in professional service fees, offset by a $0.4 million decrease in cancellation fees.

Costs and Expenses

	Nine Months Ended
	September 30,		Change
	2010(1)	2009(1)	Difference(1)%
Revenues	$111,736	$113,617	$(1,881)	(2)%
Costs of revenues	58,406	58,496	(90)	0%

Gross profit	53,330	55,121	(1,791)	(3)%
Gross margin	48%	49%
Operating expenses
General and administrative	23,427	23,564	(137)	(1)%
Sales and marketing	14,657	15,952	(1,295)	(8)%
Systems and development	7,403	6,630	773	12%

Total operating expenses	45,487	46,146	(659)	(1)%

Income from operations	7,843	8,975	(1,132)	(13)%
Other income (expense)
Interest income	39	104	(65)	(63)%
Interest and other expense	351	(3,209)	3,560	(111)%

Total other income (expense)	390	(3,105)	3,495	(113)%

Income before tax provision	8,233	5,870	2,363	40%
Income tax provision	3,282	1,950	1,332	68%

Net income	4,951	3,920	1,031	26%
Preferred stock accretion	7,124	6,861	263	4%

Net loss available to common stockholders	$(2,173)	$(2,941)	$768	(26)%

Net loss available to common stockholders per share:
Basic	$(0.07)	$(0.10)	$0.03	(30)%
Diluted	$(0.07)	$(0.10)	$0.03	(30)%
Shares used in calculation of net loss available to common stockholders per share:
Basic	30,850	29,898	952	3%
Diluted	30,850	29,898	952	3%

(1)	In thousands except for per share amounts.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues did not change compared to the same prior year period primarily due to an insignificant change in revenue compared to the same prior year period.
     Gross Profit. Gross profit decreased $1.8 million for the nine months ended September 30, 2010 and gross margin as a percentage of revenues decreased 1% to 48%. The decrease in gross profit is primarily due to lower revenues.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses decreased $0.1 million, or 1%, to $23.4 million for the nine months ended September 30, 2010 due a decrease in repair and maintenance of $0.8 million and a reduction of trade show costs of $0.2 million, offset by an increase in consulting fees of $0.6 million and professional fees of $0.3 million.
     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses decreased $1.3 million, or 8%, to $14.7 million for the nine months ended September 30, 2010. The primary reason for the decrease is reduced amortization expense of approximately $1.1 million related to our customer lists, reduced partnership commissions of $0.7 million and reduced equity compensation costs of $0.3 million, offset by higher commissions of $0.6 million and additional bad debt expense of $0.1 million.
     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $0.8 million, or 12%, to $7.4 million for the nine months ended September 30, 2010. The increase is due to an increase in consulting fees of $0.8 million, higher employee compensation costs of $0.4 million, an increase of capitalized software costs of $0.5 million, offset by an increase in deferred implementation costs $1.0 million.
     Income from Operations. Income from operations decreased $1.1 million to $7.8 million, compared to the prior year period, primarily due to lower gross profit of $1.8 million, partially offset by lower operating expenses of $0.7 million.
     Interest Income. Interest income remained constant for the nine months ended September 30, 2010 compared to the same period in the prior year.
     Interest and Other Expense. Interest and other expense decreased by $3.6 million for the nine months ended September 30, 2010 due to reduced interest payments on the 2007 Notes of approximately $2.1 million and an increase in the fair value of the theoretical swap derivative which reduced other expense by approximately $1.7 million, partially offset by a decrease in unrealized gains of approximately $0.2 million.
     Income Tax Provision. We recognized tax expense for the nine months ended September 30, 2010, as a result of $8.2 million of income before income taxes generated during the nine months of 2010. Our effective tax rate for the period was 39.9%. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent differences, state taxes, a $0.4 million increase to the New Jersey net operating loss carryforwards valuation allowance, a return to provision adjustment of $0.1 million, and a stock based compensation adjustment of approximately $0.3 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.
     Preferred Stock Accretion. The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased 4% due to compounding of dividends.
     Net Loss Available to Common Stockholders. Net loss available to common stockholders decreased $0.8 million to net loss of $2.2 million for the nine months ended September 30, 2010, compared to net loss of $2.9 million for the nine months ended September 30, 2009. Basic and diluted net loss available to common stockholders per share was $0.07 for the nine months ended September 30, 2010, compared to a net loss available to common stockholders of $0.10 for the nine months ended September 30, 2009. Basic and diluted shares outstanding increased by 3% primarily as a result of shares issued in connection with the exercise of stock options, issuance of restricted stock units and our employees’ participation in the employee stock purchase plan.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $22.2 million for the nine months ended September 30, 2010. This represented a $1.5 million decrease in cash provided by operating activities compared to the same period in the prior year, which was primarily the result of an increase in net income of $1.0 million and an increase to deferred tax benefits of $1.9 million offset by a decrease in depreciation and amortization of $1.2 million, a decrease in equity compensation expense of $1.2 million, a change in the fair value of the theoretical swap derivative of $1.7 million, and changes in certain other assets and liabilities of $0.3 million.
     Net cash used by investing activities for the nine months ended September 30, 2010 was $10.8 million, which was the result of capital expenditures.
     Net cash used by financing activities was $7.2 million for the nine months ended September 30, 2010, which was primarily the result of $8.0 million of payments on our 2007 Notes offset by $0.8 million in net proceeds from the issuance of common stock. On October 29, 2010, we made a voluntary payment of $4 million on the 2007 Notes.
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
     We earn float interest in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. As such, the float interest earned is classified as payment services revenue in our condensed consolidated statements of operations. This float interest revenue is exposed to changes in the general level of U.S. interest rates as it relates to the balances of these clearing accounts. The float interest totaled $0.1 million for each of the three months ended September 30, 2010 and 2009 and $0.2 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively. If there was a change in interest rates of one percent as of September 30, 2010, revenues associated with float interest would have increased by approximately $1.4 million for the nine months ended September 30, 2010.
ITEM 4. CONTROLS AND PROCEDURES
     Our management is responsible for establishing and maintaining disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and for internal controls over financial reporting.
     (a) As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management including our CEO and CFO as appropriate to allow timely decisions regarding disclosures.
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
     Our risk factor entitled “The failure to attract or retain our officers and skilled employees could have a material adverse effect on our business ” has been modified to reflect recent developments. The modified risk factor reads as follows:
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
     Our risk factor entitled “ Our recent change of chief executive officer may be viewed negatively and have an adverse impact on our business ” was modified in our Quarterly Report on Form 10-Q flied with the Securities and Exchange Commission on May 6, 2010, and has been further modified to reflect recent developments. The modified risk factor reads as follows:
Our recent changes of chief executive officer may be viewed negatively and have an adverse impact on our business.
     Our board of directors recently appointed Joseph L. Cowan as President, Chief Executive Officer and a member of the Board of Directors. Mr. Cowan replaces John C. Dorman, who previously served as interim chief executive officer, and who now serves as Chairman of the Board of Directors. Investors, employees, customers, suppliers, and others could react negatively to the appointment of Mr. Cowan as our President and Chief Executive Officer or the appointment of Mr. Dorman as our Chairman. Matthew P. Lawlor, who had served as chief executive officer for the preceding twenty years, retired on December 14, 2009. Our relationship with Mr. Lawlor is currently adversarial, and Mr. Lawlor is pursuing litigation against the Company related to the financial arrangements associated with his retirement. In addition, we believe Mr. Lawlor owns a significant number of shares of our common stock and could pursue a proxy fight or otherwise attempt to influence the affairs of the company. The potential negative reactions related to the recent change in our chief executive officer position and any litigation or proxy challenge initiated by Mr. Lawlor could adversely impact our revenue, capital needs, ability to retain employees, relations with customers, suppliers, investors, and others and our business in general.
     The following risk factor was added to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2010. This additional risk factor reads as follows:
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
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

Exhibit 31.1	— Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	— Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32	— Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections(a) and(b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE RESOURCES CORPORATION
Date: November 4, 2010	By:	/s/ Joseph L. Cowan
Joseph L. Cowan
President and Chief Executive Officer (Principal Executive Officer)

ONLINE RESOURCES CORPORATION
Date: November 4, 2010	By:	/s/ Catherine A. Graham
Catherine A. Graham
Executive Vice President and Chief Financial Officer (Principal Financial Officer)