Form 10-K
period 2010-12-31
ONLINE RESOURCES CORP
filed 2011-03-15
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to $4.15 as of the last business day of the registrant’s most recently completed second fiscal quarter was $129 million.

As of March 4, 2011, the registrant had 32,020,212 shares of common stock outstanding.

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

ONLINE RESOURCES CORPORATION

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from any forward-looking statement. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors” in Item 1A. of Part I of this Annual Report on Form 10-K.

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

Business Overview

Online Resources provides outsourced, web- and phone-based financial technology services to financial institution, biller, card issuer and creditor clients to fulfill payment, banking and other financial services to their millions of consumer end-users. Our products and services enable our clients to provide their consumer end-users with the ability to perform various self-service functions including electronic bill payments and funds transfers, which utilize our unique, real-time debit architecture, ACH and other payment methods, as well as gain online access to their accounts, transaction histories and other information. We deliver our products and services to two primary vertical markets: Banking Services and e-Commerce Services.

•	Banking Services: For banks, credit unions and other depository financial institutions, we provide electronic bill payment and online banking services. Our electronic bill payment services provide clients a cost effective solution to process transactions for their consumer end-users. Our online banking products include an integrated suite of web-based account presentation and payment services, as well as supporting call center, consumer marketing and professional services. These solutions give clients an enhanced experience for their users, the marketing processes to drive Internet channel adoption, and innovative products and services that help them maintain their competitive position.

The bill payment services we offer to our Banking clients use our proprietary payments gateway, which leverages real-time electronic funds transfer, also known as EFT, infrastructure and technology. By debiting end-users’ accounts in real-time, we are able to improve the speed, cost and certainty of payments, while eliminating the risk that bills will be paid against insufficient funds.

•	e-Commerce Services: For billers, card issuers and credit providers, we provide web- and phone-based payment, account presentation and web-collections services, along with supporting professional services. Our services include a full suite of payment options that can be made available to consumers, including acceptance of payments made by credit card, signature debit card, ACH and PIN-less debit through multiple channels including online, interactive voice response, or IVR, and call center customer service representatives. These options also include flexible payment scheduling, convenience payments, bill presentment and other advanced payment and collection services.

We currently derive approximately 80% of our revenues from payments and 20% from internet banking, account presentation and other services. These other services include customer care and consumer marketing services to support consumers and assist our clients in delivering a favorable user experience. It also includes professional services, including internet banking software solutions that enable various customization and deployment options.

We believe our domain expertise fulfills a significant need among both smaller financial services providers, who lack the internal resources to build and operate web-based financial services, and larger providers and billers, who outsource niche solutions in order to use their internal resources elsewhere. We also believe that, because our business requires significant infrastructure along with a high degree of flexibility, real-time solutions, and the ability to integrate financial information and highly reliable transaction processing, we provide valuable service offerings in defensible market segments.

We are headquartered in Chantilly, Virginia. We also maintain operations facilities in Princeton, New Jersey, Parsippany, New Jersey, Woodland Hills, California, Columbus, Ohio and Pleasanton, California and an additional data center facility in Newark, New Jersey. We were incorporated in Delaware in 1989.

Our Industry

The Internet represents an important channel for payments and account presentation services to consumers and businesses, driven in part by the 24 hours a day, seven days a week access to financial services that it makes available. By offering web- and phone-based services, financial services providers and billers become more competitive within their markets; retaining existing end-users, attracting new ones and expanding end-user relationships.

Consumer demand for the services we enable for our financial institution and biller clients continues to grow. Forrester Research, a technology research and advisory firm, predicts that 65.9 million households will pay bills online in 2014, up from 48.3 million at the end of 2009, according to its October 2009 report, US Online Bill Payment Forecast: 2009 To 2014. Also, as referenced in its July, 2009 report, US Online Banking Forecast: 2009 to 2014, Forrester Research supported this growth proposition for the bank and credit union market when it estimated that the number of U.S. households banking online will grow from 53.8 million in 2009 to 66.1 million in 2014.

The largest U.S. financial services providers typically develop and maintain their own hosted solution for the delivery of web-based financial services and outsource only niche services. By contrast, the majority of small to mid-sized providers, including the approximately 16,000 banks and credit unions in the U.S. with assets of less than $20 billion, outsource their web-based financial services to a technology services provider. These smaller providers need to provide an increasing level of web-based services, but frequently lack the capital, expertise, or information technology resources to develop and maintain these services in-house.

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

In the biller market, use of the online channel is being driven primarily by the high cost of processing paper bills and checks. According to the 2010 Federal Reserve Payments Study, an estimated 8.6 billion checks were written by U.S. consumers to pay bills in 2009, down from an estimated 10.7 billion in 2006. According to the US Postal Service, 41% of consumer bill payments were paid electronically in 2009 compared to 23% in 2004. We believe increased consumer access to the Internet, and the continued cost to both the biller and the consumer of processing paper bills and checks, will continue to drive billers toward use of the web channel to provide and manage their payments.

Our Strategy

Our objective is to become a leading supplier of electronic payments and related services to financial institutions, billers, card issuers and credit providers by developing advanced technology solutions, leveraging our proprietary payments gateway and delivering high quality supporting business process services.

During the second half of 2010, we undertook a comprehensive strategic assessment of our business and what would be required to achieve our objective. We first looked at the needs of the markets we serve and identified which of those needs are best served by the capabilities we have or can develop. We then identified strengths and weaknesses within our business and used those to develop areas of focus for improving product offerings, increasing client satisfaction and creating operating efficiencies in our business. These areas of focus include:

•	enhancing our products and processes with self-service tools to enable greater client control of their applications, enhance ease of use for end-users, improve our response times and increase operating efficiencies;

•	rationalizing and consolidating our operating platforms to enhance service reliability and reduce operating costs;

•	creating improved organizations and processes to more effectively manage key functions such as product and technology development and deployment;

•	rebalancing our resources to add the skill sets needed to drive innovation while optimizing our resource costs; and

•	improving the awareness of Online Resources and our capabilities as a payments specialist in the marketplace.

By focusing in these areas, we believe we can achieve the outcomes necessary to restart growth in our business and solidify our market position as a premier payments provider. These outcomes include:

Growing Our Client Bases.  Our banking clients are primarily regional and community-based depository financial institutions with assets of under $10 billion, though we also have relationships with larger depository financial institutions who value our ability to deliver their end-users’ payments within our biller network. We have one of the industry’s largest networks of billers who use us to provide payments and manage their complex payments mix. We also operate in the credit card market, servicing mid-sized credit card issuers, processors for smaller issuers and large issuers who use us to service one or more of their niche portfolios.

We have generally been growing our client bases except in banking bill payment only services, where commodity products and market consolidation have made it more difficult for us to compete, and among eCommerce Accounts Receivable Management, or ARM, clients, where we have been seeing attrition as we expand the compliance requirements we impose. While we expect the attrition in our ARM clients to be temporary, we expect that the loss of banking bill payment only clients will continue for several years, though at a declining rate. While we are aggressively working to retain as much of this banking client base as possible through early renewals, price reductions and migrations to higher value added products, our goal is to expand new client sales of our other banking products to offset these losses. We believe that our identified focuses on increasing client control through self-service tools, rebalancing our resources to drive innovation and improving awareness of our capabilities in the marketplace will help us to successfully accomplish this.

Increasing Usage of Our Services.  Following market trends, we continue to see increases in the number of consumers and businesses using web- and phone-based applications to initiate electronic payments within our existing client base. We benefit from these additional users and the resulting transaction volume increases as our clients typically pay us either usage or license fees based on their number of end-users or volume of transactions. We believe that changes we intend to make to our products that improve ease of use for end-users will help to increase use of our services. Additionally, we will continue to use our consumer marketing programs to assist our clients in growing the adoption and usage rates for our services.

Providing Additional Products and Services to Our Installed Client Base.  We are focused on making new products and services available to our clients through internal development, partnerships and alliances. In the past, we have introduced innovative products and services to the marketplace, such as our web-based collections support product that allows credit card issuers to direct past due end-users to a website where they can set up payment plans and schedule payments. We believe that by rebalancing our resources to add the skill sets necessary to profitably drive innovation, we can deliver the emerging products and services demanded by our markets.

Leveraging our Unique Payments Infrastructure.  We have developed and currently obtain real-time funds for banking payments through a proprietary EFT gateway with over 50 certified links to ATM networks and core processors. We have linked this EFT gateway to the large networks of billers that are a part of our eCommerce business. The result is one of the industry’s largest payments networks linking financial institutions and billers. We obtain significant cost benefits from this network as over 60% of our bank electronic transactions are now processed within our network at little or no incremental cost.

Our Services

We provide our bank, credit union, biller and creditor clients with payments, account presentation and other services that they offer to end-users branded under their own names. As an outsourcer, we also deliver to our clients the benefit of economies of scale they may not be able to achieve alone and specific technical expertise in managing the internet delivery of financial services and capabilities. We believe our services provide our clients with a cost-effective means to retain and expand their end-user base, deliver and manage their services more efficiently and strengthen their end-user relationships, while competing successfully against offerings from other financial services providers and businesses.

Our primary service offerings are:

Bill Payment and Transaction Processing Services.  For our financial institution clients, our web-based bill payment services may be bundled with our account presentation services or purchased as a stand-alone service integrated with a third-party account presentation solution. Our payments services for these clients are unique in the industry because they leverage the banking industry’s ATM infrastructure and technology through our real-time EFT gateway, which consists of over 50 certified links to ATM networks and core processors. Through this proprietary technology, our clients take advantage of proven systems, security, clearing, settlement, regulations and procedures. End-users of our web-based payment service benefit from a secure, reliable, direct link to their accounts. This enables them to schedule transactions using our web user interface, including same-day, expedited payments. They can also obtain complete application and payment inquiry support through our customer care center. Additionally, clients offering our web-based payment services can enable their end-users to register for our personal financial management service, Money HQ sm, and other services that we can offer through our web interfaces.

Our remittance service provides an add-on payment service for financial institutions of all sizes that run their own in-house online banking system, or for other providers of web-based banking solutions that lack a bill payment infrastructure. This service enhances client systems by adding the extra functionality of bill payment processing, backed by complete funds settlement, payment research, inquiry resolution, and merchant services. End-users provide bill payment instructions through their existing online banking interface. That information is transmitted to us and we process and remit the bill payments to the designated merchants or other payees and settle the transactions with our financial institution clients.

For our biller clients, we provide a full suite of payment options that can be made available to consumers, including acceptance of payments made by credit card, signature debit card, ACH and PIN-less debit through multiple channels including online, interactive voice response, or IVR, and call center customer service representatives. These options also include flexible payment scheduling, convenience payments, bill presentment and other advanced payment and collection. We also provide our web-based collections support product that allows our biller clients to direct past due end-users to a specialized website where they can review account balances, set up payment plans and make payments.

For our credit card clients, we offer the ability to schedule either one-time or recurring payments to the provider through our account presentation software. We do not process these payments as our clients have this capability themselves but we have the ability to do so if requested. These clients may also use our web-based collections support product.

Online Banking and Account Presentation Services.  We currently offer account presentation services to financial institutions and card issuers. These services provide a comprehensive set of online capabilities that allow end-users to:

•	view transaction histories and account balances;

•	review and retrieve current and past statements;

•	transfer funds and balances;

•	initiate or schedule either one-time or recurring payments;

•	access and maintain account information; and

•	perform many self-service administrative functions.

In addition, we offer our financial institution clients a number of complementary services. We can provide these clients business banking services for their small business end-users. Our Money HQ sm service allows consumer end-users to obtain account information from multiple financial institutions, view bills, transfer money between accounts at multiple financial institutions, make person-to-person payments and receive alerts without leaving their financial institution’s web site. We also offer mobile access, check images, check reorder, Quicken® interface, statement presentment and other functionality that enhances our solution. End-user privacy is also protected by our multi-factor security solutions.

Customer Care and Consumer Marketing Services.  These services consist of the customer care services we maintain for our financial institution and biller clients, and the marketing programs we run on their behalf. Our customer care centers, located in Chantilly, Virginia and Columbus, Ohio, respond to end-users’ questions relating to enrollment, transactions or technical support. End-users can contact our consumer service representatives by phone, fax or e-mail 24 hours a day, seven days a week.

We view each interaction with an end-user or potential end-user as an opportunity to sell additional products that we offer. Through our marketing service offerings, our financial institution and biller clients can create a sales channel for, and increase adoption of, the web-based services we provide. We combine data, technology and multiple consumer contacts to acquire, retain, and sell multiple services to the end users of our financial institution and biller clients. We also guide consumers through the online banking and payments lifecycle, which ultimately results in more profits for our clients. The success of our process is evident in our rate of selling payments services to account presentation customers at a higher rate than the industry average. We believe this service is unique and differentiates us in the industry.

Professional Services.  Our professional services include highly customized software applications, such as internet banking and lending applications for our financial institution clients, which enable them to acquire more consumers via the web channel and to enhance customer relationships. Our professional services also include implementation services, which convert existing data and integrate our platforms with the client’s legacy host system or third party core processor, and ongoing maintenance of client specific applications or interfaces. Additionally, we offer professional services intended to tailor our services to meet the clients’ specific needs, including customization of applications, training of client personnel, and information reporting and analysis.

Third-Party Services.  Though the majority of our technology is proprietary, included as part of our web-based financial services platforms are a limited number of service capabilities and content that are provided or controlled outside of our platform by third parties. These include:

•	fully integrated bill payment and account retrieval through Intuit’s Quicken (R) ;

•	account opening provided by Andera;

•	check ordering available through Harland, Deluxe, Clarke American or Liberty;

•	inter-institution funds transfer and account aggregation provided by CashEdge;

•	check imaging provided by AFS and its service bureaus, Bisys, Fiserv, FSI/ Vsoft, Empire Corporate, Intercept, Fidelity, Corporate One, Eascorp, MICR Resource Management (MRM), Synergy, Transdata and Mid-Atlantic; and

•	electronic statement through BIT Statement, COWWW, BDI e-statement, Datamail, Digital Mailer, InfoImage, Reed Data, XDI and Bankware.

Our bank and credit union clients select one of two primary service configurations: full service, consisting of our integrated suite of account presentation, bill payment, customer care, end-user marketing and other support services; or stand-alone bill payment services. Our biller and credit provider clients use our payment transaction processing services, as well as a host of other services, including web-based collections. Our card issuer and creditor clients use our account presentation services and/or collections payments services

Our clients typically enter into long-term, recurring revenue contracts for our services. Most of our services generate revenues from recurring monthly fees charged to the clients. These fees are typically fixed amounts for applications access or hosting, variable amounts based on the number of end-users or volume of transactions on our system, or a combination of both. Clients also separately engage our professional services capabilities for enhancement and maintenance of their applications.

In the banking market, our clients generally derive increased revenue, cost savings, account retention, increased payment speed and other benefits by offering our services to their end-users. Therefore, most of our clients offer our services free of charge to their end-users. Billers offer many of our payment services to their end-users for free in order to increase speed of payments and facilitate collections, though they will often charge convenience fees to their end-users for certain payment services. In the credit card market, account presentation and payment services are also typically offered to end-users free of charge, though usage based convenience fees may apply to certain payments services.

Our Operations and Infrastructure

We connect to our clients, their core processors, their end-users and other financial services providers through our integrated communications, systems, processing and support capabilities. For our banking payment services we use our proprietary process to ensure real-time funds availability and process payments through a real-time EFT gateway. This gateway consists of over 50 certified links to ATM networks and core processors, which in turn have real-time links to a majority of the nation’s consumer checking accounts. In addition, we incorporate ACH and other payment methods in our services.

We have linked our real-time EFT gateway to the large networks of billers that exist within our eCommerce business. The result is one of the industry’s largest payments network linking financial institutions and billers. As billers move toward enabling real-time credits and we further integrate vertically, this network will enable faster payment delivery and posting for end-users, convenience fee revenue for banks and billers, and lower processing costs for us. Today, over 60% of bank electronic transactions are processed with our network at little or no incremental cost.

The following chart depicts our network:

We believe our payments infrastructure is difficult to replicate and creates a significant barrier to entry for potential payment services competitors. These key links were established throughout our history and enable us to access end-user accounts to draw funds and pay bills as requested. This gateway infrastructure has improved the cost, speed and quality of our bill payment services for the banking and credit union community and we believe differentiates us from others in the marketplace.

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

For the processing of payments initiated though many of our bank and credit union clients, we operate a unique, real-time EFT gateway, with over 50 certified links to ATM networks and core processors. This gateway allows us to use online debits to retrieve funds in real-time, perform settlement authentication and obtain limited supplemental financial information. By using an online payment network to link into a client’s primary database for end-user accounts, we take advantage of established EFT gateway infrastructure. This includes all telecommunications and software links, security, settlements and other critical operating rules and processes. Our payments gateway has allowed us to reduce the cost, while improving the speed and quality of the bill payment services we provide to these bank and credit union clients.

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

Our Technology

Our systems and technology utilize both real-time and batch communications capabilities to create reliability, scalability, functionality and cost efficiency. All of our systems are largely based on a multi-tiered architecture consisting of:

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

Our systems architecture is designed to provide end-user access for banking and bill payment, primarily in application service provider, or ASP, mode. We provide a fully managed service hosted in our technology centers, utilizing single instances of our applications software to provide cost effective and fully outsourced operations to multiple clients. We also offer single instance software for certain of our applications that can be hosted in our technology centers or installed in a client’s facilities, allowing increased customization and operational control.

As a part of the strategic assessment of our business we conducted in the second half of 2010, we have identified areas where we can improve the reliability, efficiency and usability of our systems and technology through technology upgrades, systems consolidation, alternative data center and equipment strategies and rebalancing of technology-related resources. Among the initiatives that we plan to execute are:

•	consolidate multiple architectures into a single system;

•	leverage open source components and commodity equipment;

•	expose self-service configuration capabilities to clients, eliminating costly but low value tasks; and

•	leverage off-shore resources to gain additional skill sets, drive down headcount costs and better enable 24 hour productivity and production.

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

Our Sales and Marketing

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

On January 26, 2010 we received a notice of allowance from the U.S. Patent and Trademark Office (USPTO) indicating that the USPTO would grant us a patent for application number 10/849,369, submitted on May 20, 2004. This application patent was a continuation of U.S. Patent number 5,220,501, which was granted in June 1993 and expired in December 2009, covering our real-time EFT network-based payments process allowing consumers using home terminals to purchase goods or services, pay bills and/or do home banking (the ’501 Patent). Although the term of this continuation application would normally have expired with expiration of the ’501 Patent in December 2009, the USPTO granted a patent term adjustment of approximately 3 years to account for delays in the review of the application. As a result, the patent for application 10/849,369 will not expire until December 2012.

Subsequently, on April 6, 2010 we were awarded U.S. Patent number 7,693,790. As indicated above, this patent, “Method and System for Remote Delivery of Retail Banking Services” (the ’790 Patent), is a continuation application of the’501 Patent. The ’790 Patent covers BSP bill payment transactions including payments using credit cards, debit cards and PINless debit via live agent, IVR and web-based payment systems.

Two continuing applications of the 501 patent, U.S. Patent numbers 6,202,054 and 7,076,458, which expanded the claims of the 501 patent to address a broader scope of Internet banking applications that use ATM network-compatible messaging, also expired. As a result of the expiration of these patents, we no longer have the ability to prevent current or potential competitors from mimicking our methods for using the ATM networks to make real-time debits and credits, increasing the speed of their Internet bill payment services and reducing a competitive advantage. The strict requirements of certifying to the ATM networks, time required to do so and know how needed to execute these non-standard transactions effectively, would still provide significant barriers to competitors trying to duplicate our network connections and methodologies.

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

In the banking market, we compete with specialized providers of web-based software and services and diversified financial technology providers, such as banking core processors, who bundle web capabilities with their other offerings. Specialized web-based providers include Intuit, S1 , FundsXpress (a First Data company), Corillian (a Fiserv company), Jwaala and Q2 who sell banking account presentation capabilities and partner with others (including ourselves) for bill payment and other services. Specialized web-based bill payment providers include CheckFree (a Fiserv company), Fidelity Information Systems and iPay (a Jack Henry company). Specialized web-based bill presentment and personal financial management providers include firms such as Yodlee, who integrate their aggregation technology and direct links to billers with a third-party payment partner.

Other competition in the small and mid-sized banking market includes diversified financial technology providers, particularly banking core processors such as Fiserv, FIS, Jack Henry, John Harland and Open Solutions. These core processors typically have one or more account presentation platforms with varying levels of capability. Some core processors, including, Fiserv, Jack Henry, and FIS, also have captive bill payment capabilities. Other diversified financial technology providers, such as CashEdge and Intuit, compete with aspects of our business using their presentment and funds transfer products and services.

In the eCommerce market, we compete with web and telephone-based providers including biller and remittance service providers, credit card account presentation providers, and self-service collection software and services. Competition in the biller market includes JP Morgan Chase (through its Paymentech affiliate), First Data, CheckFree (a Fiserv company), FIS, Cleartran, DST Output and other diversified remittance and lockbox providers such as banks. We also compete with expedited payments providers, who provide billers and their customers with same day payments, sometimes charging the consumer a convenience fee. These competitors include Fiserv’s BillMatrix and Western Union’s Speedpay, as well as the captive expedited payment capabilities of our more diversified competitors. There are also several providers that compete with us in the bill presentment arena. These include Oracle’s eDocs, which does not have an outsourced payment processing capability and Kubra, whose solution combines bill printing and payment.

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

Employees

At December 31, 2010, we had 603 employees. None of our employees are represented by a collective bargaining arrangement. We believe our relationship with our employees is good.

Additional Available Information

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

We have experienced some unprofitable quarters and cannot be certain that we can be profitable in all future periods. Unprofitable quarters may be due to the loss of one or more large clients or other factors. For example, we have had unprofitable quarters since our acquisition of Princeton due to increased cash and non-cash expenses associated with that acquisition and its financing. Although we believe we have achieved economies of scale in our operations, if growth in our revenues does not significantly outpace the increase in our operating and non-operating expenses, we may not be profitable in future periods. Recent economic, regulatory and market conditions have adversely impacted the financial services industry, particularly banks and credit unions.

Our clients are concentrated in a small number of industries, including the financial services industry, and changes within those industries could reduce demand for our products and services.

A large portion of our revenues are derived from financial service providers, primarily banks, credit unions and credit card issuers. Recently, financial services providers have been adversely affected by illiquidity, capital and regulatory constraints, credit tightening, industry consolidation, and other trends in the financial markets in which they operate. Unfavorable economic conditions adversely impacting those types of businesses could have a material adverse effect on our business, financial condition and results of operations. Depository financial institutions have experienced, and may continue to experience, fluctuations in profitability which, in the current market environment, may be extreme. Additionally, the entrance of non-traditional competitors and the current environment of low interest rates have narrowed the profit margins of depository financial institutions, increasing challenges to improve their operating efficiencies. As a result, the business and profitability of some financial institutions has slowed, and may continue to slow, their capital and operating expenditures, including spending on web-based products and solutions, which can negatively impact sales of our online payments, account presentation, marketing and support services to new and existing clients. Decreases in, or reallocation of, capital and operating expenditures by our current and potential clients, unfavorable economic conditions and new or persisting competitive pressures could adversely affect our business, financial condition and results of operations.

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

We may not be able to expand or adapt our services and related products to meet the demands of our clients and their end-users quickly or at a reasonable cost. We have experienced, and expect to continue to experience, significant user and transaction growth. This growth has placed, and will continue to place, significant demands on our personnel, management and other resources. We need to continue to make investments in our infrastructure with the objective of assuring our systems are technologically current, robust and scalable as well as expand and adapt our infrastructure, services and related products to accommodate additional clients and their end-users, increased transaction volumes and changing end-user requirements. This will require substantial financial, operational and management resources. If we are unable to achieve this objective and expand and adapt our infrastructure and processes to support the variety and number of transactions and end-users that ultimately use our services, our business may be materially adversely affected.

If we lose a material client, our business may be adversely impacted.

Loss of any material client could negatively impact our ability to increase our revenues and maintain profitability in the future. Additionally, the departure of a large client could impact our ability to attract and retain other clients. Currently, no one client or reseller partner accounts for more than 4% of our revenues.

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

We may not be able to compete with current and potential competitors, many of whom have longer operating histories, greater name recognition, larger, more established end-user bases and significantly greater financial, technical and marketing resources. Further, some of our competitors provide, or have the ability to provide, the same range of services we offer. They could market to our client and prospective client base. Some of our competitors, such as core banking processors, have broad distribution channels that bundle competing products directly to financial services providers. Also, competitors may compete directly with us by adopting a similar business model or through the acquisition of companies, such as resellers, who provide complementary products or services.

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

Our quarterly revenues, expenses and operating results may vary from quarter to quarter in the future based upon a number of factors, many of which are not within our control. Although our revenue model is based largely on recurring revenues, the actual amount of revenue in any period is derived from actual end-user counts and the volume of transactions conducted by those end-users in that period. The number of our total end-users and the number of total transactions they conduct are affected by many factors, many of which are beyond our control, including the number of new user registrations, end-user turnover, loss of clients, and general consumer trends. Our results of operations for a particular period may be adversely affected if the revenues based on the number of end-users or transactions forecasted for that period are less than expected. Consequently, our operating results may fall below market analysts’ expectations in some future quarters, which could have a material adverse effect on the market price of our stock.

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

Like other system operators, our operations are dependent on our ability to protect our system from interruption caused by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond our control. We maintain our own and outsourced offsite disaster recovery facilities for our primary data centers. In the event of major disasters, both our primary and backup locations could be equally impacted. We do not currently have sufficient backup and disaster recovery facilities to provide full services if our primary facilities are not functioning. We could also experience potentially significant system interruptions due to the failure of our systems to function as intended or the failure of the systems we rely upon to deliver our services, such as: ATM networks, the Internet, the systems of financial institutions, processors that integrate with our systems and other networks and systems of third parties. Loss of all or part of our systems or the systems of third parties with which our systems interface for a period of time could have a material adverse effect on our business. We may be liable to our clients for breach of contract for interruptions in service. Due to the numerous variables surrounding system disruptions, we cannot predict the extent or amount of any potential liability.

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

In June, 2010, our board of directors appointed Joseph L. Cowan as President and Chief Executive Officer and as a member of the Board of Directors. The transition to Mr. Cowan’s leadership of the Company is leading to changes in corporate strategy and execution. These changes may negatively impact our ability to meet key corporate and financial objectives, which could adversely affect our business, results of operations and financial condition.

Our recent changes of chief executive officer may be viewed negatively and have an adverse impact on our business.

In addition to the appointment of Joseph L. Cowan as President and Chief Executive Officer, John C. Dorman, who served as interim Chief Executive Officer prior to Mr. Cowan’s appointment, now serves as Chairman of the Board of Directors. Until investors, employees, customers, suppliers, and others grow more familiar with Mr. Cowan’s and Mr. Dorman’s leadership, they could react negatively to their appointments. Matthew P. Lawlor, who had served as Chief Executive Officer and Chairman for the preceding twenty years, retired as Chief Executive Officer on December 14, 2009 and resigned as a director and Chairman on January 20, 2010. Our relationship with Mr. Lawlor is currently adversarial and Mr. Lawlor is pursuing litigation against the Company related to the financial arrangements associated with his retirement. In addition, Mr. Lawlor owns a significant number of shares of our common stock and could pursue a proxy fight or otherwise attempt to influence the affairs of the company. The potential negative reactions related to the change in our Chief Executive Officer and Chairman positions and any litigation or proxy challenge initiated by Mr. Lawlor could adversely impact our revenue, capital needs, ability to retain employees, relations with customers, suppliers, investors, and others, and our business in general.

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

We have issued shares of our common and convertible preferred stock in connection with certain acquisitions and may issue additional shares of our common stock in connection with future acquisitions. For example, we issued shares of convertible preferred stock to a single investor group as a part of the financing for our acquisition of Princeton which are currently convertible into 4.6 million shares of common stock. We also have over 3.6 million shares of common stock that may be issued upon the exercise of stock options and or vesting of restricted stock. We cannot predict the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of equity compensation grants), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

We have a significant amount of debt and redeemable preferred stock which will have to be repaid and may adversely affect our financial performance.

In connection with our acquisition of Princeton in 2006, we incurred $85 million in debt and issued $75 million in redeemable preferred stock. Our debt balance at December 31, 2010 is approximately $36.8 million. The Company’s Series A-1 Preferred Stock is carried at its fair value at inception adjusted for accretion of unpaid dividends and interest accruing thereon, the 115% redemption price, the original fair value of the bifurcated embedded derivative, and the amortized portion of its original issuance costs, which approximates its redemption value. At December 31, 2010 its carrying value was $110.2 million. The principal and interest we pay on the debt and the amounts we accrete to the redeemable preferred stock reduce our earnings and our cash flows. The reduction of our earnings associated with this debt and redeemable preferred stock could have an adverse impact on the trading price of our shares of common stock.

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

Item 4.	(REMOVED AND RESERVED)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the NASDAQ National Market on June 4, 1999 and now trades on the NASDAQ Global Select Market under the symbol “ORCC”. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated, as reported by NASDAQ:

	2010		2009
Fiscal Quarter Ended	High	Low	High	Low

First Quarter	$5.45	$3.58	$4.69	$2.85
Second Quarter	5.10	3.84	6.36	3.71
Third Quarter	4.88	3.63	6.86	4.87
Fourth Quarter	5.35	4.16	6.49	5.06

The market price of our common stock is highly volatile and fluctuates in response to a wide variety of factors. For additional information, see Item 1A., Risk Factors — Our Stock Price is Volatile included in this Annual Report on From 10-K.

On December 31, 2010, we had approximately 123 holders of record of common stock. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

We have not paid any cash dividends on our common stock and currently intend to retain any future earnings for use in our business. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

For information regarding securities authorized for issuance under our equity compensation plans, see Note 14, Equity Compensation Plans , in the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

	Number of Securities		Number of Securities
	to be Issued Upon		Remaining Available for
	Exercise of	Weighted-Average	Future Issuance Under
	Outstanding Options,	Exercise Price of	Equity Compensation Plans
	Warrants and Rights	Outstanding Options,	(Excluding Securities
	(a)	Warrants and Rights	Reflected in Column(a))

Equity compensation plans approved by security holders	1,824,630	$3.45	600,088
Equity compensation plans not approved by security holders	1,821,813	$4.00	—

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data set forth below with respect to Online Resources’ Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 and with respect to Online Resources’ Consolidated Balance Sheets at December 31, 2010 and 2009 are derived from the audited Consolidated Financial Statements of Online Resources Corporation, which are included in Item 8, Consolidated Financial Statements and Supplementary Data in this Annual Report on Form 10-K. Consolidated Statements of Operations data for the fiscal years ended December 31, 2007 and 2006 and Consolidated Balance Sheet data at December 31, 2008, 2007 and 2006 are derived from Consolidated Financial Statements of Online Resources not included herein.

The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements, the related Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Statement of Operations Data:
Revenues:
Service fees	$130,823	$134,651	$138,278	$121,364	$81,573
Professional services and other	18,690	17,212	13,364	13,768	10,163

Total revenues	149,513	151,863	151,642	135,132	91,736
Cost of revenues	78,953	77,260	77,353	64,083	41,317

Gross profit	70,560	74,603	74,289	71,049	50,419

General and administrative	32,146	31,140	33,445	28,933	19,780
Sales and marketing	19,532	20,747	24,207	23,446	18,009
Systems and development	9,901	9,394	9,906	9,196	7,382

Total expenses	61,579	61,281	67,558	61,575	45,171

Income from operations	8,981	13,322	6,731	9,474	5,248
Other (expense) income	(193)	(4,057)	(3,637)	(11,231)	(3,992)

Income (loss) before income tax provision (benefit)	8,788	9,265	3,094	(1,757)	1,256
Income tax provision (benefit)(1)	3,412	4,135	1,175	(12,703)	935

Net income	5,376	5,130	1,919	10,946	321
Preferred stock accretion	9,560	9,208	8,873	8,302	4,309

Net (loss) income available to common stockholders	$(4,184)	$(4,078)	$(6,954)	$2,644	$(3,988)

Net (loss) income available to common stockholders per share:
Basic	$(0.14)	$(0.14)	$(0.24)	$0.10	$(0.16)
Diluted	$(0.14)	$(0.14)	$(0.24)	$0.09	$(0.16)
Shares used in calculation of net (loss) income to common stockholders per share:
Basic	30,954	29,947	29,111	27,153	25,546
Diluted	30,954	29,947	29,111	29,150	25,546
Balance Sheet Data:
Cash, cash equivalents and investments	$29,127	$22,907	$23,978	$22,362	$32,154
Working capital	14,346	31,067	24,243	17,625	41,483
Total assets	310,585	308,490	323,677	340,717	286,591
Notes payable, less current portion	9,563	40,500	59,500	75,438	85,000
Other long-term liabilities	6,956	6,888	6,377	6,508	9,565
Total liabilities	60,642	68,205	94,149	120,005	111,148
Redeemable convertible preferred stock	110,182	100,623	91,415	82,542	72,108
Stockholders’ equity	139,761	139,662	138,113	138,170	103,335

(1)	Includes a $13.7 million release of valuation allowance in 2007 related to federal net operating losses.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We currently operate in two business segments — Banking and eCommerce. The operating results of these business segments exclude general corporate overhead expenses. Within each business segment, we face differing opportunities, challenges and risks. In our Banking segment we have the opportunity to deploy the new and enhanced products we have developed to expand and deepen the relationships we have with our existing clients. Our differentiated account presentation and payments products, as well as our ability to deliver a full suite of remote delivery financial services, provide the opportunity for us to increase market share particularly among mid-sized financial institutions. In the bank market, a very large percentage of financial institutions now offer internet banking and bill payment to their customers. We therefore face competition in our efforts to obtain new clients from other established providers of these services. The end-user base within these clients is not highly penetrated, however, so we benefit from continuing adoption increases.

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

Registered end-users using account presentation, bill payment or both, and the payment transactions executed by those end-users are the major drivers of our revenues. Since December 31, 2009, the number of users of our account presentation services increased 3%, and the number of users of our payment services increased 15%, for an overall 12% increase in users.

The following table summarizes users and payment services transactions:

			Increase/
	Period Ended December 31,		(Decrease)
	2010	2009	Change	%

Account presentation users (000s):
Banking segment	1,484	1,371	113	8%
eCommerce segment	2,499	2,509	(10)	0%

Enterprise	3,983	3,880	103	3%
Payment services users (000s):
Banking segment	4,748	4,861	(113)	(2)%
eCommerce segment	8,209	6,417	1,792	28%

Enterprise	12,957	11,278	1,679	15%
Total users (000s):
Banking segment	5,856	5,917	(61)	(1)%
eCommerce segment	10,708	8,926	1,782	20%

Enterprise	16,564	14,843	1,721	12%
Payment services transactions (000s):
Banking segment	148,258	152,656	(4,398)	(3)%
eCommerce segment	71,343	60,101	11,242	19%

Enterprise	219,601	212,757	6,844	3%

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

As a network-based service provider, we have made substantial up-front investments in infrastructure, particularly for our proprietary systems. We invested approximately $5.9 million, $6.2 million, and $7.4 million for the years ended December 31, 2010, 2009, and 2008, respectively. These investments were made to create new products, enhance the functionality of existing products and improve our infrastructure. Product enhancements allow us to remain competitive, retain existing clients and attract new clients. New products allow us to increase revenue and attract new clients. Infrastructure investments allow us to leverage ongoing advances in technology to improve our operating efficiency and capture cost savings.

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

We collect funds from end-users and aggregate them in clearing accounts, which are not included in our consolidated balance sheets, as we do not have ownership of these funds. For certain transactions, funds may remain in the clearing accounts until a payment check is deposited or other payment transmission is accepted by the receiving merchant. We earn interest on these funds for the period they remain in the clearing accounts. The collection of interest on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. This interest totaled $0.3 million, $0.8 million and $5.0 million for the years ended December 31, 2010, 2009 and 2008, respectively and is classified as payment service revenue in our consolidated statements of operations.

Professional services revenues consist of implementation fees associated with the linking of our financial institution clients to our service platforms through various networks, along with web development and hosting fees, training fees, communication services and sales of software licenses and related support. We provide access to our service platforms to the customer using a hosting model. The implementation and web hosting services are not considered separate deliverables. Revenues from web development, web hosting, training and communications services are recognized over the term of the contract as the services are provided.

When we provide services to the customer through the delivery of software, revenues from the sale of software licenses, services and related support are recognized when there is persuasive evidence that an arrangement exists, the fee is fixed or determinable, collectability is probable and the software has been delivered, provided that no significant obligations remain under the contract. We have multiple-element software arrangements that typically include support services, in addition to the delivery of software. For these arrangements, we recognize revenues using the residual method. Under the residual method, the fair value of the undelivered elements, based on vendor specific objective evidence of fair value, is deferred. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenues related to the delivered elements. We determine the fair value of the undelivered elements based on the amounts charged when those elements are sold separately. For sales of software that require significant production, modification or customization, we recognize revenues using the percentage-of-completion method. The percentage-of-completion is measured based on the percentage of labor effort incurred to date to estimated total labor effort to complete delivery of the software license. Changes in estimates to complete and revisions in overall profit estimates on these contracts are charged to our consolidated statements of operations in the period in which they are determined. We record any estimated losses on contracts immediately upon determination. Revenues related to support services are recognized on a straight-line basis over the term of the support agreement.

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

Allowance for Doubtful Accounts.  The provision for losses on accounts receivable and allowance for doubtful accounts are recognized based on our estimate, which considers our historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data and financial health of specific customers. During the year ended December 31, 2010, we reserved an additional $132,000 of accounts receivable during the year to reflect a balance of $232,000 at year end. This represents management’s estimate of the probable losses in the accounts receivable balance at December 31, 2010. While the allowance for doubtful accounts and the provision for losses on accounts receivable depend to a large degree on future conditions, management does not forecast significant adverse developments in 2011.

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

In 2008, based on the positive taxable income trend in New Jersey and projected taxable income over the next five years, the Company reversed approximately $1.9 million of valuation allowance against state net operating loss carryforwards. This reversal resulted in recognition of an income tax benefit totaling $0.2 million for the year ended December 31, 2008. The remaining $1.7 million was related to valuation allowance established in purchase accounting and therefore resulted in a reduction of goodwill when reversed. In 2008, we established a deferred tax asset valuation of approximately $0.3 million related to realized and unrealized capital losses from our investment in the Columbia Strategic Cash Portfolio. In 2009, the investment was extinguished and a reversal of $0.1 million resulted in an income tax benefit of $0.03 million. Our estimates of future taxable income represent critical accounting estimates because such estimates are subject to change and a downward adjustment could have a significant impact on future earnings.

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

We capitalize the cost of computer software to be sold. Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is ready for general release to customers. We capitalized approximately $5.9 million of software development costs and amortized approximately $7.2 million of capitalized computer software for the year ended December 31, 2010.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets.  We evaluate the recoverability of our identifiable intangible assets, goodwill and other long-lived assets. We assess the recoverability of our goodwill at least on an annual basis and when events or circumstances indicate a potential impairment. When assessing the recoverability of our goodwill, we use the income method to determine the fair value of our two reporting units, Banking and eCommerce, based upon our forecasted discounted cash flows. The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage our operations. We use undiscounted cash flows to assess the recoverability of our amortizable intangible and other long-lived assets, when events and circumstances indicate a potential impairment. The Company’s reporting units, Banking and eCommerce, have allocated goodwill of approximately $80.4 million and approximately $101.1 million, respectively, as of December 31, 2010.

We did not experience any impairment of goodwill or other intangible assets for the years ended December 31, 2010, 2009 or 2008. If market conditions continue to weaken, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material negative effect on our results of operations. The Company’s stock price ranged from $3.58 to $5.45 during 2010. Were the stock price to decline below this range, it may require the Company to evaluate whether or not the decline in stock price indicated an impairment requiring reevaluation of the goodwill. The Company will continue to monitor its financial performance, stock price, and other factors in order to determine if there are any indicators of impairment.

The discounted cash flow approach we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a discount rate. Terminal values are also estimated and discounted to their present value.

We forecasted revenue, expenses, and cash flows over a five-year period for each of our reporting units. In projecting future cash flows, we considered factors including our historical growth rates and company-specific information such as forecasted sales and client retention. Based on these considerations, our assumed 2011 revenue growth rates were neutral followed by assumed revenue growth with an anticipated economic recovery in 2012. To arrive at our projected cash flows and resulting growth rates, we evaluated our historical operating results and current management initiatives to assess the reasonableness of our operating margin assumptions. We also calculated a “normalized” residual year which represents the perpetual cash flows of each reporting unit. The residual year cash flow was multiplied by market factors to estimate arrive at the terminal value of the reporting unit.

We also utilized the market approach to provide a test of reasonableness to the results of the discounted cash flow model. The market approach indicates the fair value of the invested capital of a business based on a company’s market capitalization and a comparison of the business to comparable publicly traded companies and transactions in its industry. One indication of the fair value of a business is the quoted market price in active markets for the equity of the business. The quoted market price of equity multiplied by the number of shares outstanding yields the fair value of the equity of a business on a marketable, noncontrolling basis. We then apply a premium for control and add the estimated fair value of interest-bearing debt to indicate the fair value of the invested capital of the business on a marketable, controlling basis.

While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future.

The Company’s reporting units, Banking and eCommerce, have a carrying value of approximately $105.6 million and approximately $127.4 million, respectively, as of December 31, 2010. Banking and eCommerce have allocated goodwill of approximately $80.4 million and approximately $101.1 million, respectively, as of December 31, 2010. If the Company’s future revenue growth does not materialize, either because it fails to achieve sales forecasts or loses existing customers, or if it experiences changes in market factors such as discount rate or stock price, the fair value of one or both of the Company’s reporting units could be impacted. If the fair value for our Banking reporting unit declines approximately 28% from the December 31, 2010 fair value, or the fair value of our eCommerce reporting unit declines approximately 21% from the December 31, 2010 fair value, it is likely that we would incur goodwill impairment charges.

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

Management has to make significant estimates about the future cash flows related to the liability, the estimated period which the Series A-1 Preferred Stock will be outstanding and the appropriate discount rates commensurate with the risks involved. The fair value of this derivative fluctuates based on changes to interest rates. An increase to interest rates will decrease the fair value of the derivative. Changes to the fair value of the derivative are recorded in interest expense on the consolidated statement of operations.

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

Stock-Based Compensation.  Compensation cost for all share-based payments granted are based on the grant-date estimated fair value. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in this model are expected dividend yield, expected volatility, risk-free interest rate and expected term. The expected volatility for stock options is based on historical volatility.

Share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. The authoritative accounting pronouncement for share-based compensation expense requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Expected forfeitures were estimated based on our historical experience.

For the options based on performance, management must assess the probability of the achievement of the targets. If the targets are not probable of achievement, changes in the recognition of share-based compensation expense may occur. Management assesses the probability based on the Company’s actual and projected results of operations.

The underlying assumptions can change from time to time and, as a result, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period with respect to similar instruments.

Recently Issued Pronouncements.

In January of 2010, the FASB improved its disclosures for fair value measurements, requiring separate disclosures of transfers in and out of Level 1 and Level 2 fair value measurements along with the reason for the transfer. The new guidance also requires separately presenting the reconciliation for Level 3 fair value measurements purchases, sales, issuances and settlements and clarifies the disclosure regarding the level of disaggregation and input and valuation techniques. The guidance related to the Level 3 reconciliation will be effective January 1, 2011. The remaining guidance was adopted during the first quarter of 2010. Adoption of this guidance in the first quarter of 2010 did not materially impact the Company’s financial disclosures.

In October 2009, the Financial Accounting Standards Board, or FASB, changed its guidance for the accounting of certain revenue arrangements that include software elements. This authoritative guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The Company adopted this authoritative guidance prospectively commencing in its first quarter of fiscal 2010. Adoption of this guidance in the first quarter of 2010 did not materially impact the Company’s consolidated financial statements.

In October 2009, the FASB changed its guidance for the accounting of multiple-deliverable revenue arrangements with customers. Current GAAP requires a vendor to use vendor-specific objective evidence or third-party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. Multiple-deliverable arrangements will be separated in more circumstances with the updated guidance. The change in guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The best estimate to use in determining a selling price is the price as if the item were sold on a stand alone basis. Changes also include eliminating the residual method of allocation and requiring that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates discounts in the arrangement proportionally to each deliverable based on each selling price. These changes become effective, prospectively, for the Company on January 1, 2011. The Company does not anticipate the adoption will have a material effect on the Company’s consolidated financial statements.

Results of Operations

The following table presents the summarized results of operations for our two reportable segments, Banking and eCommerce (dollars in thousands):

	Year Ended December 31,
	2010		2009		2008
	Dollars	%	Dollars	%	Dollars	%

Revenues:
Banking	$90,320	60%	$93,187	61%	$94,557	62%
eCommerce	59,193	40%	58,676	39%	57,085	38%

Total	$149,513	100%	$151,863	100%	$151,642	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin

Gross profit:
Banking	$43,963	49%	$47,794	51%	$48,561	51%
eCommerce	26,597	45%	26,809	46%	25,728	45%

Total	$70,560	47%	$74,603	49%	$74,289	49%

	Dollars	%	Dollars	%	Dollars	%

Operating expenses:
Banking	$24,600	40%	$24,176	39%	$27,104	40%
eCommerce	19,070	31%	19,644	32%	22,702	34%
Corporate(1)	17,909	29%	17,461	29%	17,752	26%

Total	$61,579	100%	$61,281	100%	$67,558	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin

Income from operations:
Banking	$19,363	21%	$23,618	25%	$21,457	23%
eCommerce	7,527	13%	7,165	12%	3,026	5%
Corporate(1)	(17,909)	—	(17,461)	—	(17,752)	—

Total	$8,981	6%	$13,322	9%	$6,731	4%

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues

We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues decreased by $2.4 million, or (2)%, to $149.5 million for the year ended December 31, 2010, from $151.9 million in 2009.

	Years Ended December 31,		Change
	2010	2009	Difference	%

Revenues (in thousands):
Account presentation services	$9,408	$8,198	$1,210	15%
Payment services	113,007	118,291	(5,284)	(4)%
Relationship management services	8,408	8,162	246	3%
Professional services and other	18,690	17,212	1,478	9%

Total revenues	$149,513	$151,863	$(2,350)	(2)%

Payment metrics (in thousands):
Banking payment transactions	148,258	152,656	(4,398)	(3)%
Biller payment transactions	71,343	60,101	11,242	19%

Notes:

Account Presentation Services.  Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased 15%, or $1.2 million, to $9.4 million. The increase is due to net new clients of approximately $1.3 million and increased service to existing clients of approximately $0.6 million partially offset by reduced card usage fees of approximately $0.7 million.

Payment Services.  Both the Banking and eCommerce segments contribute to payment services revenues, which decreased to $113.0 million for the year ended December 31, 2010 from $118.3 million in the same period of the prior year. The decrease was related to declines in interest rates which reduced float interest revenue by approximately $0.5 million. Additionally, user and account maintenance fees decreased by approximately $4.9 million. This was offset by an increase in transaction and license fees of approximately $0.1 million.

Relationship Management Services.  Primarily composed of revenues from the Banking segment, relationship management services revenues increased 3%, or $0.2 million, to $8.4 million.

Professional Services and Other.  Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased by $1.5 million, or 9%. Revenues from professional services and other fees increased due to increased implementation fees of approximately $0.2 million, increased license fees of approximately $0.6 million, increased professional service fees of $0.8 million, and increased users and transactions of approximately $0.5 million partially offset by reduced cancellation fees of approximately $0.6 million.

Costs and Expenses

	Years Ended December 31,		Change
	2010(1)	2009(1)	Difference(1)%

Revenues	$149,513	$151,863	$(2,350)	(2)%
Costs of revenues	78,953	77,260	1,693	2%

Gross profit	70,560	74,603	(4,043)	(5)%
Gross margin	47%	49%	2%	0%
Operating expenses
General and administrative	32,146	31,140	1,006	3%
Sales and marketing	19,532	20,747	(1,215)	(6)%
Systems and development	9,901	9,394	507	5%

Total operating expenses	61,579	61,281	299	0%

Income from operations	8,981	13,322	(4,342)	(33)%

Other (expense) income
Interest income	65	117	(52)	(44)%
Interest and other expense	(258)	(4,174)	3,916	94%

Total other expense	(193)	(4,057)	3,864	95%

Income before tax provision	8,788	9,265	(477)	(5)%
Income tax provision	3,412	4,135	(723)	(17)%

Net income	5,376	5,130	246	5%
Preferred stock accretion	9,560	9,208	352	4%

Net loss available to common stockholders	$(4,184)	$(4,078)	$(106)	(3)%

Net loss available to common stockholders per share:
Basic	$(0.14)	$(0.14)	$0.00	0%
Diluted	$(0.14)	$(0.14)	$0.00	0%
Shares used in calculation of net loss available to common stockholders per share:
Basic	30,954	29,947	1,007	3%
Diluted	30,954	29,947	1,007	3%

Notes:

(1)	In thousands except for per share amounts.

Costs of Revenues.  Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $1.7 million to $79.0 million for the year ended December 31, 2010, from $77.3 million for the same period in 2009. The increase is due to increased salaries and benefits of approximately $0.5 million, data communication costs of approximately $0.4 million, amortization of deferred costs of approximately $0.4 million, amortization of software costs of approximately $0.4 million and partner commissions of approximately $0.2 million offset by a decrease in amortization expense of intangible assets of approximately $0.3 million.

Gross Profit.  Gross profit decreased $4.0 million for the year ended December 31, 2010 to $70.6 million, and gross margin was 47% and 49% for the year ended December 31, 2010 and 2009, respectively. The decrease is due to a decrease in revenue of $2.3 million combined with an increase in cost of revenues of $1.7 million. As discussed above the margin decreased primarily due to an increase in fixed costs related to labor, data communications, amortization of deferred costs and amortization of software costs partially offset by lower amortization costs related to intangible assets.

General and Administrative.  General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $1.0 million, or 3% to $32.1 million for the year ended December 31, 2010. The increase was due to increased salary and benefit expenses of approximately $1.5 million and increased legal and audit fees of $0.7 million offset by reduced repair and maintenance costs of approximately $0.9 million and client conference costs of approximately $0.2 million.

Sales and Marketing.  Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses decreased $1.2 million, or 6%, to $19.5 million for the year ended December 31, 2010. The primary reason for the decrease are reduced amortization expense of $1.4 million related to our customer lists and partner commission of approximately $0.7 offset by increased salary and benefits expense of approximately $0.7 million and bad debt expense of $0.1 million.

Systems and Development.  Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $0.5 million, or 5%, to $9.9 million for the year ended December 31, 2010. The increase is primarily due to increased consulting costs of approximately $0.9 million and salary and benefit costs of approximately $0.4 million offset by increased capitalizable costs of approximately $0.8 million.

Income from Operations.  Income from operations decreased $4.3 million, or 33%, to $9.0 million for the year ended December 31, 2010. The decrease was primarily due to lower revenues of $2.3 million, increased costs of revenues of $1.7 million, and increased operating expenses of $0.3 million in the current period.

Interest Income.  Interest income remained constant at $0.1 million for the year ended December 31, 2010.

Interest and Other Expense.  Interest and other expense decreased by $3.9 million due primarily to a net decrease in interest expense of approximately $2.7 million as a result of the expiration of the interest rate swap as a of December 31, 2009, and an increase in mark-to-market valuation related to the theoretical swap derivative of approximately $1.2 million.

Income Tax (Benefit) Provision.  Income tax expense was $3.4 million for the year ended December 31, 2010, a decrease of $0.7 million over the prior year. This decrease is primarily due to the decrease in taxable income in the current year and a decrease in our effective rate. Our effective tax rate was 38.8%. The difference between our effective tax rate and the federal statutory rate is primarily due to a stock based compensation adjustment of approximately $0.2 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.

Preferred Stock Accretion.  The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased as a result of higher interest costs related to the escalation accrual associated with the Series A-1 Preferred Stock.

Net Loss (Income) Available to Common Stockholders.  Net loss available to common stockholders increased $0.1 million to a net loss of $4.2 million for the year ended December 31, 2010, compared to net loss of $4.1 million for the year ended December 31, 2009. The increase is due to increased net income of approximately $0.2 million offset by increased preferred stock accretion of approximately $0.3 million. Basic and diluted net loss per share remained constant at $0.14 for the year ended December 31, 2010. Basic shares outstanding increased by 3% as a result of shares issued in connection with the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues

We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues increased slightly by $0.2 million, or 0%, to $151.9 million for the year ended December 31, 2009, from $151.6 million in 2008.

	Years Ended December 31,		Change
	2009	2008	Difference	%

Revenues (in thousands):
Account presentation services	$8,198	$7,909	$289	4%
Payment services	118,291	122,301	(4,010)	(3)%
Relationship management services	8,162	8,068	94	1%
Professional services and other	17,212	13,364	3,848	29%

Total revenues	$151,863	$151,642	$221	—%

Payment metrics (in thousands):
Banking payment transactions	152,656	159,268	(6,612)	(4)%
Biller payment transactions	60,101	50,585	9,516	19%

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

Costs and Expenses

	Years Ended December 31,		Change
	2009(1)	2008(1)	Difference(1)%

Revenues	$151,863	$151,642	$221	—%
Costs of revenues	77,260	77,353	(93)	—%

Gross profit	74,603	74,289	314	—%
Gross margin	49%	49%	—%	—%
Operating expenses
General and administrative	31,140	33,445	(2,305)	(7)%
Sales and marketing	20,747	24,207	(3,460)	(14)%
Systems and development	9,394	9,906	(512)	(5)%

Total operating expenses	61,281	67,558	(6,277)	(9)%

Income from operations	13,322	6,731	6,591	98%

Other (expense) income
Interest income	117	531	(414)	(78)%
Interest and other expense	(4,174)	(4,168)	(6)	—%

Total other expense	(4,057)	(3,637)	(420)	(12)%

Income before tax provision	9,265	3,094	6,171	199%
Income tax provision	4,135	1,175	2,960	252%

Net income	5,130	1,919	3,211	167%
Preferred stock accretion	9,208	8,873	335	4%

Net loss available to common stockholders	$(4,078)	$(6,954)	$2,876	41%

Net loss available to common stockholders per share:
Basic	$(0.14)	$(0.24)	$0.10	42%
Diluted	$(0.14)	$(0.24)	$0.10	42%
Shares used in calculation of net loss available to common stockholders per share:
Basic	29,947	29,111	836	3%
Diluted	29,947	29,111	836	3%

Notes:

(1)	In thousands except for per share amounts.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $29.9 million for the year ended December 31, 2010. This represented a $3.3 million decrease in cash provided by operating activities compared to prior year. The decrease is primarily due to an decrease in equity compensation expense of $1.3 million, a decrease in depreciation and amortization of $1.2 and a change in fair value of theoretical swap derivative of $1.2 million offset by an increase in net income of $0.2 million and an increase in provision for losses on account receivable of $0.1 million.

Net cash used by investing activities for the year ended December 31, 2010 was $12.7 million, which was the result of capital expenditures.

Net cash used by financing activities was $10.9 million for the year ended December 31, 2010, which was primarily the result of principal payments on our 2007 Notes of $12.0 million offset by $1.1 million in payments received from stock option exercises.

In December 2007, we reclassified our investment (“investment”) in the Columbia Strategic Cash Portfolio Fund (the “Fund”) from cash and cash equivalents to short-term investments. The Fund was short-term and highly liquid in nature prior to the fourth quarter of 2007 and was classified as a cash equivalent. During the fourth quarter of 2007, the Fund was closed by the Fund administrator to future investment, partially due to the subprime credit market crisis, and began liquidating the Fund in an orderly manner. The Funds were then converted to a net asset value basis and marked to market daily. The fund was liquidated in 2009. The value of the investment was $0.0 million and $0.0 million at December 31, 2010 and 2009, respectively. We adjusted the investment in the Fund to its estimated fair value at December 31, 2008. In addition, we received $0 and $2.1 million in liquidation payments from the Fund administrator during the years ended December 31, 2010 and 2009, respectively and recorded a gain of $0.1 million during the year ended December 31, 2009.

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

Our material commitments under operating and capital leases and purchase obligations are as follows (in thousands):

		For the Years Ended
	Total	2011	2012	2013	2014	2015	Thereafter

Operating leases	$21,057	$4,888	$4,541	$4,353	$3,653	$1,666	$1,956
Purchase obligations	1,311	1,168	143	—	—	—	—
Notes payable(1)	36,750	27,188	9,562	—	—	—	—

Total obligations	$59,118	$33,244	$14,246	$4,353	$3,653	$1,666	$1,956

(1)	Senior secured debt (“2007 Notes”)

The estimated interest payments related to the 2007 Notes are, $0.8 million and less than $0.1 million for 2011 and 2012, respectively. The estimated interest payments for years 2011 through 2012 were calculated based on the one- month LIBOR rate on December 31, 2010 of 0.26%. If the interest rates changed 1% the impact to estimated interest payments would be $1.1 million, and $0.1 million in 2011, and 2012, respectively.

Given continuing economic uncertainty and interest rate volatility, we could experience unforeseeable impacts on our results of operations, cash flows, ability to meet debt and other contractual requirements, and other items in future periods. While there can be no guarantees as to outcome, we have developed a contingency plan to address the negative effects of these uncertainties, if they occur. Our debt facility matures in February, 2012 and we believe our existing cash and cash equivalents and cash from operations will be sufficient to cover future commitments.

Future capital requirements will depend upon many factors, including our need to finance any future acquisitions, the timing of research and product development efforts and the expansion of our marketing effort.

We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related equipment, and personnel.

We believe that cash on hand, investments and the cash we expect to generate from operations will be sufficient to meet our current anticipated cash requirements for at least the next twelve months. There can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required.

On January 21, 2011 the Company announced that its Board of Directors was evaluating unsolicited expressions of interest in potential business combinations that it had received from third parties. After careful consideration, on March 15, 2011 the Company’s Board of Directors announced it had terminated its evaluation of potential business combinations and is not actively pursuing alternatives to the Company’s long-term growth plan.

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

The Company performed a sensitivity analysis on the weighted average balances of the outstanding 2007 notes. If the LIBOR rate increased or decreased by one percent as of December 31, 2010, interest expense would have increased or decreased by approximately $0.3 million for the year ended December 31, 2010.

We earn interest (float interest) in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. As such, the float interest earned is classified as payment services revenue in our consolidated statements of operations. This float interest revenue is exposed to changes in the general level of U.S. interest rates as it relates to the balances of these clearing accounts. The float interest totaled $0.3 million and $0.8 million for the years ended December 31, 2010 and 2009, respectively. If there was a change in interest rates of one percent for the year ended December 31, 2010, revenues associated with float interest would have increased by approximately $1.9 million or decreased by approximately $0.3 million for the year ended December 31, 2010.

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

We have audited Online Resources Corporation’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

McLean, Virginia
March 15, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Online Resources Corporation:

We have audited the accompanying consolidated balance sheets of Online Resources Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2010. In connection with our audit of the consolidated financial statements, we have also audited financial statement schedule II for the three years ended December 31, 2010, 2009, and 2008. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Online Resources Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

McLean, Virginia
March 15, 2011

ONLINE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$29,127	$22,907
Accounts receivable (net of allowance of $232 and $100, respectively)	20,410	17,457
Deferred implementation costs	2,970	1,941
Deferred tax asset, current portion	3,893	7,477
Prepaid expenses and other current assets:	2,069	2,102

Total current assets	58,469	51,884
Property and equipment, net	25,145	25,561
Deferred tax asset, less current portion	22,536	22,490
Deferred implementation costs, less current portion	2,436	1,908
Goodwill	181,516	181,516
Intangible assets	14,157	19,972
Other assets	6,326	5,159

Total assets	$310,585	$308,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,410	$2,008
Accrued expenses	3,019	2,541
Accrued compensation	3,274	1,198
Notes payable, senior secured debt, current portion	27,188	8,250
Deferred revenues, current portion	7,757	6,390
Other current liabilities	475	430

Total current liabilities	44,123	20,817
Notes payable, senior secured debt, less current portion	9,563	40,500
Deferred revenues, less current portion	4,925	4,440
Other long-term liabilities	2,031	2,448

Total liabilities	60,642	68,205
Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at December 31, 2010 and 2009 (Redeemable on July 3, 2013 at $135,815)	110,182	100,623
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 31,856 issued and 31,429 outstanding at December 31, 2010 and 30,439 issued and 30,112 outstanding at December 31, 2009	3	3
Additional paid-in capital	217,873	213,096
Accumulated deficit	(75,192)	(70,776)
Treasury stock, 427 shares at December 31, 2010 and 327 shares at December 31, 2009	(2,923)	(2,661)

Total stockholders’ equity	139,761	139,662

Total liabilities and stockholders’ equity	$310,585	$308,490

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008

Revenues:
Account presentation services	$9,408	$8,198	$7,909
Payment services	113,007	118,291	122,301
Relationship management services	8,408	8,162	8,068
Professional services and other	18,690	17,212	13,364

Total revenues	149,513	151,863	151,642
Costs and expenses:
Service costs	74,554	73,032	72,632
Implementation and other costs	4,399	4,228	4,721

Costs of revenues	78,953	77,260	77,353

Gross profit	70,560	74,603	74,289

General and administrative	32,146	31,140	33,445
Sales and marketing	19,532	20,747	24,207
Systems and development	9,901	9,394	9,906

Total expenses	61,579	61,281	67,558

Income from operations	8,981	13,322	6,731

Other (expense) income:
Interest income	65	117	531
Interest expense	(226)	(4,265)	(3,612)
Other (expense) income	(32)	91	(556)

Total other (expense) income	(193)	(4,057)	(3,637)

Income (loss) before income taxes	8,788	9,265	3,094
Income tax provision (benefit)	3,412	4,135	1,175

Net income	5,376	5,130	1,919
Preferred stock accretion	9,560	9,208	8,873

Net income (loss) available to common stockholders	$(4,184)	$(4,078)	$(6,954)

Net income (loss) available to common stockholders per share:
Basic	$(0.14)	$(0.14)	$(0.24)
Diluted	$(0.14)	$(0.14)	$(0.24)
Shares used in calculation of net income (loss) available to common stockholders per share:
Basic	30,954	29,947	29,111
Diluted	30,954	29,947	29,111

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	Equity

Balance at January 1, 2008	28,819	3	198,333	(59,744)	(228)	(194)	138,170
Comprehensive income:
Net income	—	—	—	1,919	—	—	1,919
Net unrealized loss on hedging instrument, net of taxes of $496	—	—	—	—	—	(717)	(717)

Comprehensive income							1,202
Preferred stock accretion	—	—	—	(8,873)	—	—	(8,873)
Treasury shares purchased	(190)	—	—	—	(2,132)	—	(2,132)
Equity compensation cost	—	—	4,874	—	—	—	4,874
Exercise of common stock options	290	—	826	—	—	—	826
Issuance of common stock	343	—	190	—	—	—	190
Issuance of common stock in connection with ITS acquisition	264	—	3,856	—	—	—	3,856

Balance at December 31, 2008	29,526	$3	$208,079	$(66,698)	$(2,360)	$(911)	$138,113
Comprehensive income:
Net income	—	—	—	5,130	—	—	5,130
Realized loss on hedge activity	—	—	—	—	—	1,789	1,789
Unrealized loss on hedging instrument, net of taxes of $542	—	—	—	—	—	(878)	(878)

Comprehensive income							6,041
Preferred stock accretion	—	—	—	(9,208)	—	—	(9,208)
Treasury shares purchased	(119)	—	—	—	(506)	—	(506)
Equity compensation cost	—	—	4,149	—	—	—	4,149
Exercise of common stock options	274	—	820	—	—	—	820
Issuance of common stock	371	—	200	—	—	—	200
Retirement of shares	38	—	(205)	—	205	—	0
Other	22	—	53	—	—	—	53

Balance at December 31, 2009	30,112	$3	$213,096	$(70,776)	$(2,661)	$0	$139,662
Comprehensive income:
Net income	—	—	—	5,376	—	—	5,376
Preferred stock accretion	—	—	—	(9,560)	—	—	(9,560)
Treasury shares purchased	(207)	—	—		(994)	—	(994)
Treasury shares issued		—		(232)	732	—	500
Equity compensation cost	—		3,190				3,190
Exercise of common stock options	480	—	1,455	—	—	—	1,455
Issuance of common stock	1,044	—	132	—	—	—	132

Balance at December 31, 2010	31,429	$3	$217,873	$(75,192)	$(2,923)	$(0)	$139,761

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008

Operating activities
Net income	$5,376	$5,130	$1,919
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	3,538	3,568	778
Depreciation and amortization	19,052	20,236	21,270
Equity compensation expense	2,853	4,201	4,696
Write off and amortization of debt issuance costs	310	285	372
(Gain) loss on disposal of assets, net	—	(14)	50
Provision for losses on accounts receivable	200	77	56
(Gain) loss on investments	—	(91)	556
Change in fair value of stock price protection	—	—	1,565
Change in fair value of theoretical swap derivative	(1,336)	(106)	(3,574)
Loss on cash flow hedge derivative security	—	—	261
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	—	—	1,535
Consumer deposit receivable	—	—	8,279
Consumer deposit payable	—	—	(10,555)
Redemption of certificate of deposit	—	—	2,294
Accounts receivable	(2,193)	(1,792)	748
Prepaid expenses and other assets	(368)	60	1,595
Deferred implementation costs	(1,549)	(594)	(137)
Accounts payable	(338)	675	(438)
Accrued expenses and other liabilities	2,498	27	(3,319)
Interest payable	(7)	20	(65)
Deferred revenues	1,852	1,525	(284)

Net cash provided by operating activities	29,888	33,207	27,602
Investing activities
Capital expenditures	(12,741)	(9,260)	(13,471)
Sale of property and equipment	0	46	—
Purchase of short-term investments	0	—	—
Sale of short-term investments	0	2,100	6,570
Acquisition of Internet Transactions Solutions, Inc., net of cash acquired	0	—	(110)

Net cash used in investing activities	(12,741)	(7,114)	(7,011)
Financing activities
Net proceeds from issuance of common stock	1,093	568	827
Repurchase of shares issued related to ITS acquisition	0	—	(1,965)
Payments for ITS price protection	0	—	(112)
Repayment of 2007 Notes	(12,000)	(26,687)	(9,563)
Repayment of capital lease obligations	(20)	(36)	(36)

Net cash used in financing activities	(10,927)	(26,155)	(10,849)

Net increase (decrease) in cash and cash equivalents	6,220	(62)	9,742
Cash and cash equivalents at beginning of year	22,907	22,969	13,227

Cash and cash equivalents at end of year	$29,127	$22,907	$22,969

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS:

	Year Ended December 31,
	2010	2009	2008

Cash paid for interest	$1,179	$3,899	$4,772
Income taxes paid	$728	$839	$632
Net unrealized loss on hedge and investments	$0	$(1,420)	$(1,759)

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

	Year Ended December 31,
	2010	2009	2008

Common stock issued in connection with ITS acquisition	$—	$—	$3,856

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Online Resources provides outsourced, web- and phone-based financial technology services to financial institution, biller, card issuer and creditor clients to fulfill payment, banking and other financial services to their millions of consumer end-users. Our products and services enable our clients to provide their consumer end-users with the ability to perform various self-service functions including electronic bill payments and funds transfers, which utilize our unique, real-time debit architecture, ACH and other payment methods, as well as gain online access to their accounts, transaction histories and other information. We deliver our products and services to two primary vertical markets: Banking Services and e-Commerce Services.

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

Consumer Deposit Receivable and Payables

During 2008, the Company changed the manner in which the Columbus, Ohio payment processing operations were structured. As a result of the change, the Company has only fiduciary responsibility over the bill payment funds associated with these operations. Therefore, the Company no longer has rights and obligations associated with these bill payment funds and no longer reports consumer deposit receivables, payables and related case as part of its consolidated balance sheet. This change resulted in cash used from operations in 2008 of $2.3 million on the consolidated statement of cash flows.

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

The value of the investment was $0 million at December 31, 2010 and December 31, 2009. During the years ended December 31, 2010 and 2009, the Company received $0 million and $2.1 million, respectively, in

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liquidation payments from the Fund administrator. In addition, a gain of $0 million and a gain of $0.1 million was recognized for the years ended December 31, 2010 and 2009, respectively, related to the investment in the Fund and liquidation, and was recorded as other expense in the consolidated statement of operations.

Fair Value of Financial Instruments

At December 31, 2010 and 2009, the carrying values of the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, notes payable and other liabilities approximate their fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying values of the Company’s notes payable approximate fair value due to the variable interest rate which resets every month based upon interest benchmarks and a premium that varies based upon financial metrics. See fair value of cash flow hedge in Note 10, Financial Instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk at December 31, 2010 and 2009 consist primarily of cash and cash equivalents and short-term investments. The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At December 31, 2010 and 2009, the Company had cash and cash equivalents and short-term investment accounts in excess of the FDIC insured limits.

A customer that accounts for a significant percentage of sales relative to the Company’s total sales could potentially subject the Company to concentrations of credit risk. At December 31, 2010 and 2009, no one client or reseller partner accounted for more than 4% of the Company’s revenues.

Revenue Recognition

The Company generates revenues from service fees, professional services, and other supporting services as a financial technology services provider in the Banking and eCommerce markets.

Service fee revenues are generally comprised of account presentation services, payment services and relationship management services. Many of the Company’s contracts contain monthly user fees, transaction fees and new user registration fees for the account presentation services, payment services and relationship management services it offers that are often subject to monthly minimums, all of which are classified as service fees in the Company’s consolidated statements of operations. Additionally, some contracts contain fees for relationship management marketing programs which are also classified as service fees in the Company’s consolidated statements of operations. These services are not considered separate deliverables. Fees for relationship management marketing programs, monthly user and transaction fees, including the monthly minimums, are recognized in the month in which the services are provided or, in the case of minimums, in the month to which the minimum applies. The Company recognizes revenues from service fees in accordance with

GAAP, which requires that revenues generally are realized or realizable and earned when all of the following criteria are met: a) persuasive evidence of an arrangement exists; b) delivery has occurred or services have been rendered; c) the seller’s price to the buyer is fixed or determinable; and d) collectability is reasonably assured. Revenues associated with services that are subject to refund are not recognized until such time as the exposure to potential refund has lapsed.

Implementation and new user registration fees are considered a single unit of accounting with the service fees associated with the contract. As such, implementation and new user registration fees are recognized consistently the way service fees are recorded, on a proportionate performance basis.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company collects funds from end-users and aggregates them in clearing accounts, which are not included in its consolidated balance sheets, as the Company does not have ownership of these funds. For certain transactions, funds may remain in the clearing accounts until a payment check is deposited or other payment transmission is accepted by the receiving merchant. The Company earns interest on these funds for the period they remain in the clearing accounts. The collection of interest on these clearing accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The interest totaled $0.3 million, $0.8 million and $5.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is classified as payment services revenue in the Company’s consolidated statements of operations.

We enter into agreements with certain of our clients to process payment funds on their behalf. When we process an automated clearing house or automated teller machine network payment transaction for a client, we initiate a transaction to withdraw funds from the designated source account and deposit them into our off-balance sheet settlement account, which is a trust account maintained for the benefit of our clients. We then initiate a simultaneous transaction to transfer funds from our settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that we receive the funds from the source at the same time as we send the funds to their destination. We maintain these funds in accounts separate from our corporate assets. While we do not take ownership of these funds we are entitled to interest earned on the fund balances. The fund balances have not been included in our balance sheet. The amount of such funds as of December 31, 2010 and 2009 were $250 million and $263 million, respectively.

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

When the Company provides services to the customer through the delivery of software, revenues from the sale of software licenses, services and related support are recognized when there is persuasive evidence that an arrangement exists, the fee is fixed or determinable, collectability is probable and the software has been delivered, provided that no significant obligations remain under the contract. The Company has multiple-element software arrangements, which in addition to the delivery of software, typically also include support services. For these arrangements, the Company recognizes revenues using the residual method. Under the residual method, the fair value of the undelivered elements, based on vendor specific objective evidence of fair value, is deferred. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenues related to the delivered elements.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss and alternative minimum tax credit carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. See Note 8, Income Taxes, for further discussion.

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

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. See the table below for depreciable lives for each asset grouping. Depreciation expense was $7.3 million, $5.7 million and $6.3 million for the years ended December 31, 2010, 2009, and 2008, respectively, and is included as cost of revenues and general and administrative expenses in the consolidated Statements of Operations. See Note 5, Property and Equipment and Capitalized Software Costs, for additional information.

Asset Group	Depreciable Life

Central processing systems and terminals	3-5 years
Office furniture and equipment	5 years
Central processing systems and terminals under capital leases	shorter life of 3-7 years or lease term
Office furniture and equipment under capital leases	shorter life of 5 years or lease term
Leasehold improvements	generally remaining lease term(1)

(1)	If the leasehold improvements estimated life is shorter than the remaining lease term, the estimated life is used as the depreciable term.

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

The Company capitalizes software development costs beginning when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is ready for general release to customers. We capitalized approximately $5.9 million, $6.2 million, and $7.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Amortization of capitalized computer software costs was $7.2 million, $6.8 million and $5.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. See Note 5, Property and Equipment and Capitalized Software Costs, for additional information.

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

The Company did not experience any impairment of goodwill or other intangible assets for the years ended December 31, 2010, 2009 or 2008. If market conditions weaken, the Company’s revenue and cost forecasts may not be achieved and the Company may incur charges for goodwill impairment, which could be significant and could have a material negative effect on our results of operations. The Company’s stock price ranged from $3.58 to $5.45 during 2010. Were the stock price to decline below this range, it may require the Company to evaluate whether or not the decline in stock price indicated an impairment requiring reevaluation of the goodwill. The Company will continue to monitor its financial performance, stock price, and other factors in order to determine if there are any indicators of impairment.

The Company’s reporting units, Banking and eCommerce, have a carrying value of approximately $105.6 million and approximately $127.4 million, respectively, as of December 31, 2010. Banking and eCommerce have allocated goodwill of approximately $80.4 million and approximately $101.1 million, respectively, as of December 31, 2010. If the Company’s future revenue growth does not materialize, either because it fails to achieve sales forecasts or loses existing customers, or if it experiences changes in market factors such as discount rate or stock price, the fair value of one or both of the Company’s reporting units could be impacted. If the fair value for our Banking reporting unit declines approximately 28% from the December 31, 2010 fair value, or the fair value of our eCommerce reporting unit declines approximately 21% from the December 31, 2010 fair value, it is likely that we would incur goodwill impairment charges.

Impairment of Long-Lived Assets and Intangible Assets

The Company periodically evaluates the recoverability of long-lived assets, including deferred implementation costs, property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets include customer lists, non-compete agreements, purchased technology, patents and trademarks, which are amortized over their useful lives of five to eleven years based on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed or otherwise used up. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. There were no impairments for this particular asset group during the three years ended December 31, 2010.

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

Reclassification

Certain amounts reported in prior periods have been reclassified to conform to the 2010 presentation.

Net (Loss) Income Available to Common Stockholders Per Share

Net (loss) income available to common stockholders per share is computed by dividing the net (loss) income available to common stockholders for the period by the weighted average number of common shares

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

The Company recognized compensation cost in 2010, 2009 and 2008 for all share-based payments based on the grant-date fair value. See Note 14, Equity Compensation Plans, for a description of the Company’s equity compensation plans and the details of the Company’s stock compensation expense.

The Company has applied the with-and-without approach for the ordering recognition of excess tax benefits for share based awards and other benefits.

Recently Issued Pronouncements

The following describes changes or updates to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification tm, the new source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”), effective for the Company December 31, 2010. Only those changes or updates that are relevant to the Company’s business activities for the periods presented in this report are described below.

In January of 2010, the FASB improved its disclosures for fair value measurements, requiring separate disclosures of transfers in and out of Level 1 and Level 2 fair value measurements along with the reason for the transfer. The new guidance also requires separately presenting the reconciliation for Level 3 fair value measurements purchases, sales, issuances and settlements and clarifies the disclosure regarding the level of disaggregation and input and valuation techniques. The guidance related to the Level 3 reconciliation will be effective January 1, 2011. The remaining guidance was adopted during the first quarter of 2010. Adoption of this guidance in the first quarter of 2010 did not materially impact the Company’s financial disclosures.

In October 2009, the FASB changed its guidance for the accounting of certain revenue arrangements that include software elements. This authoritative guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The Company will adopt this authoritative guidance prospectively commencing in its first quarter of fiscal 2010. Adoption of this guidance in the first quarter of 2010 did not materially impact the Company’s consolidated financial statements.

In October 2009, the FASB changed its guidance for the accounting of multiple-deliverable revenue arrangements with customers. Current GAAP requires a vendor to use vendor-specific objective evidence or third-party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. Multiple-deliverable arrangements will be separated in more circumstances with the updated guidance. The change in guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The best estimate to use in determining a selling price is the price as if the item were sold on a stand alone basis. Changes also include eliminating the residual method of allocation and requiring that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates discounts in the arrangement proportionally to each deliverable based on each selling price. These changes become effective, prospectively, for the

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company on January 1, 2011. The Company does not anticipate the adoption will have a material effect on the Company’s consolidated financial statements.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations from these reportable segments were as follows for the three years ended December 31, 2009 (in thousands):

	Banking	eCommerce	Corporate(1)	Total

Year ended December 31, 2010:
Revenues:
Account presentation services	$5,415	3,993	—	9,408
Payment services	62,040	50,967	—	113,007
Relationship management services	8,113	295	—	8,408
Professional services and other	14,752	3,938	—	18,690

Total revenues	90,320	59,193	—	149,513
Costs of revenues	46,357	32,596	—	78,953

Gross profit	43,963	26,597		70,560
Operating expenses	24,600	19,070	17,909	61,579

Income (loss) from operations	$19,363	$7,527	$(17,909)	$8,981

Year ended December 31, 2009:
Revenues:
Account presentation services	$4,162	4,036	—	8,198
Payment services	68,461	49,830	—	118,291
Relationship management services	8,156	6	—	8,162
Professional services and other	12,408	4,804	—	17,212

Total revenues	93,187	58,676	—	151,863
Costs of revenues	45,393	31,867	—	77,260

Gross profit	47,794	26,809		74,603
Operating expenses	24,176	19,644	17,461	61,281

Income (loss) from operations	$23,618	$7,165	$(17,461)	$13,322

Year ended December 31, 2008:
Revenues:
Account presentation services	$3,146	$4,763	$—	$7,909
Payment services	74,021	48,280	—	122,301
Relationship management services	8,053	15	—	8,068
Professional services and other	9,337	4,027	—	13,364

Total revenues	94,557	57,085	—	151,642
Costs of revenues	45,996	31,357	—	77,353

Gross profit	48,561	25,728	—	74,289
Operating expenses	27,104	22,702	17,752	67,558

Income (loss) from operations	$21,457	$3,026	$(17,752)	$6,731

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS

The Company’s investment in the Columbia Strategic Cash Portfolio (the “Fund”) was liquidated in September 2009. The value of the investment was $0.0 million at December 31, 2009. During the year ended December 31, 2009, the Company received $2.1 million in liquidation payments from the Fund administrator and recognized a gain of $0.1 million.

5.	PROPERTY AND EQUIPMENT

Property and equipment and capitalized software costs consist of the following (in thousands):

	December 31,
	2010	2009

Central processing systems and terminals	$30,889	$25,122
Office furniture and equipment	4,907	4,118
Central processing systems and terminals under capital leases	763	760
Office furniture and equipment under capital leases	127	127
Internal use software	37,639	33,440
Leasehold improvements	7,552	7,363

Total	81,877	70,930
Less accumulated depreciation and amortization	(30,320)	(24,543)
Less accumulated amortization of internal use software	(25,524)	(19,967)
Less accumulated depreciation on assets held under capital leases	(888)	(859)

	$25,145	$25,561

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following (in thousands):

	Banking	eCommerce
	Segment	Segment	Total

Balance at December 31, 2008	$80,395	101,121	181,516
Adjustments	—	—	—

Balance at December 31, 2009	80,395	101,121	181,516
Adjustments	—	—	—

Balance at December 31, 2010	$80,395	$101,121	$181,516

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of the following (in thousands):

	December 31,
	2010	2009

Gross carrying amount:
Purchased technology	$11,171	$11,171
Customer lists	40,754	40,754
Patents and Trademarks	133	—
Non-compete agreements	33	33

Total gross carrying amount	52,091	51,958
Accumulated amortization:
Less accumulated amortization of purchased technology	(8,915)	(7,304)
Less accumulated amortization of customer lists	(28,972)	(24,653)
Less accumulated amortization of patents and trademarks	(14)	—
Less accumulated amortization of non-compete	(33)	(29)

Total accumulated amortization	(37,934)	(31,986)

Total intangible assets	$14,157	$19,972

Amortization expense related to intangible assets was $5.9 million, $7.7 million and $9.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

All intangible assets are amortized over their useful lives of five to eleven years based on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed or otherwise used up. Amortization expense is expected to approximate $4.8 million, $3.4 million, $2.0 million, $1.6 million and $1.2 million for the years ended December 31, 2011, 2012, 2013, 2014 and 2015.

7.	COMMITMENTS & CONTINGENCIES

The Company leases office space under operating leases expiring in 2011, 2013 and 2014. All but one of the leases provide for escalating rent over the respective lease term. Rent expense is recognized on a straight-line basis over the period of the lease. Rent expense under the operating leases for the years ended December 31, 2010, 2009, and 2008, was $4.7 million, $6.2 million and $5.5 million, respectively. As of December 31, 2010, the Company does not have any equipment under capital lease.

Future minimum lease payments under leases are as follows (in thousands):

Operating

2011	$4,888
2012	4,541
2013	4,353
2014	3,653
2015	1,666
Thereafter	1,956

Total minimum lease payments	$21,057

Online Resources Corporation is currently the defendant in a civil action, Kent D. Stuckey v. Online Resources Corporation, U.S. District Court for Southern Dist. Ohio, Eastern Div., Case No. 2:08-CV-1188.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This lawsuit was filed on December 19, 2008 by Mr. Stuckey, the former Chief Executive Officer and Chairman of Internet Transaction Solutions, Inc. (“ITS”), a company that Online Resources acquired in August 2007. The plaintiff has purported to bring this suit in a representative capacity on behalf of all former ITS stockholders. Plaintiff’s primary allegation is that the stockholders of ITS were damaged as a result of the failure of Online Resources to register the shares that were received in the acquisition of ITS. Online Resources has disputed all the claims made by the plaintiff, and believes no material exposure will result from the claims asserted.

Online Resources Corporation is currently the defendant in a civil action, Matthew P. Lawlor v. Online Resources Corporation, Circuit Court of Fairfax County, Virginia, Case No. 2010-5601. This case was filed on April 16, 2010, by Matthew P. Lawlor, former Chairman and Chief Executive Officer of the Company. Mr. Lawlor asserts employment claims for breach of contract under two stock option plans, breach of an implied employment agreement, unjust enrichment, wrongful termination, and a declaratory judgment claim that a change in control occurred under the Company’s stock option plan, and requests damages of $25 million. Online Resources disputes all claims raised by Mr. Lawlor and has determined the lawsuit is without merit. As a result, the Company has not recorded a provision for this legal action.

On May 19, 2010, Matthew Lawlor filed a complaint with the U.S. Department of Labor alleging that the Company wrongfully terminated him in contravention of Section 806 of the Sarbanes-Oxley Act. Mr. Lawlor contends that he was terminated as CEO in retaliation for raising concerns of alleged insider trading violations to the Company. The Company denies the allegations. In a letter dated September 17, 2010, the U.S. Department of Labor (the “DOL”) notified Mr. Lawlor that his claim has been dismissed because it was not timely filed. Mr. Lawlor subsequently appealed the grounds for dismissal of his claim to the DOL. On December 3, 2010 the DOL issued an order advising the parties that it would consider the timeliness of Mr. Lawlor’s complaint as a preliminary matter. In an Initial Order of Dismissal issued February 3, 2011 the DOL again ordered that Mr. Lawlor’s claim is dismissed because it was not timely filed.

Online Resources Corporation is currently a defendant in a civil action, Leon Stambler v. Intuit Inc., et al., Civil Action No. 2:10-C-181, Eastern Dist. Texas, Marshall Div. This lawsuit was originally filed on May 28, 2010 and an amended complaint was filed on September 27, 2010. There are twenty-six other named defendants in this action asserting claims of infringement, by each defendant, of the plaintiff’s patents relating to certain aspects of online financial transactions. The plaintiff continues to proceed with discovery in the case. Online Resources disputes all the claims made by the plaintiff at this juncture, and does not anticipate any material liability from this lawsuit.

8.	INCOME TAXES

The Company incurred a current tax liability for federal income taxes resulting from alternative minimum tax (“AMT”), of approximately $0.3 million and $0.4 million for the years ended December 31, 2010 and 2009, respectively. As a result of the AMT paid, the Company has approximately $1.5 million in AMT credits that can be used to offset regular income taxes when paid in the future. In addition, the Company incurred a current state tax liability of approximately $0.5 and $0.2 million for the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010, the Company has federal net operating loss carryforwards of approximately $66.3 million that expire at varying dates from 2021 to 2026, excluding approximately $19.0 million related to the exercise of stock options. The benefit of the stock compensation deductions will be recognized in shareholders equity when the net operating losses are realized and reduce income taxes payable.

As of December 31, 2010, the Company had state net operating loss carryforwards of $29.4 million. A valuation allowance of $1.6 million was recorded against the portion of these assets not expected to be utilized

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to expiration. State income tax, net shown in the tax rate reconciliation included $0.1 million valuation allowance recorded in 2010 and a release of $0.0 million in 2009.

The timing and manner in which the Company may utilize the net operating loss carryforwards in subsequent tax years will be limited to the Company’s ability to generate future taxable income and, potentially, by the application of the ownership change rules under Section 382 of the Internal Revenue Code. The Company expects to utilize approximately $16.5 million of federal net operating loss carryforwards for the year ended December 31, 2010. While Section 382 limitations apply to the company, the limitations alone are not expected to result in the expiration of tax benefits should the company produce taxable income sufficient to utilize the loss carryforwards.

As of December 31, 2008, the Company had a recent history of operating profits. As a result of this positive earnings trend and projected taxable income over the next five years, the Company reversed approximately $1.9 million of its gross deferred tax asset valuation allowance in 2008; having determined that it was more likely than not that this portion of the deferred tax asset would be realized. This reversal resulted in recognition of an income tax benefit totaling $0.2 million. The remaining $1.7 million was related to valuation allowances accrued in purchase accounting and therefore did not benefit earnings when reversed. In addition, in 2008 the Company added a $0.3 million valuation allowance against certain deferred tax assets that are not more likely than not realizable. Should it become more likely than not that these deferred tax assets become realizable, all of the $0.3 million will benefit tax expense. The total valuation allowance as of December 31, 2010 is approximately $1.8 million.

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

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$25,477	$32,311
Deferred wages	1,943	2,420
Deferred revenue (net of deferred cost)	1,005	1,005
Deferred rent	974	1,090
Fixed assets	1,508	878
Other credits	1,658	1,351
Other deferred tax assets	1,170	334

Total deferred tax assets	33,735	39,389
Valuation allowance for deferred tax assets	(1,813)	(1,690)
Deferred liabilities:
Acquired intangible assets	(5,493)	(7,732)

Total deferred tax liabilities	(5,493)	(7,732)

Net deferred tax assets	$26,429	$29,967

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Internal Revenue Code limits the utilization of net operating losses when ownership changes occur, as defined by Section 382 of the code. Based on the Company’s analysis, a sufficient amount of net operating losses are available to offset the Company’s taxable income for the year ended December 31, 2010. In addition, during 2007 the Company has recognized a deferred tax asset with respect to a substantial portion of its net operating losses. The net deferred tax asset represents the amount of tax benefit that the Company currently believes it will, more likely than not, have taxable income against which to apply that benefit, likely within the next four years.

The following is a summary of the items that caused the income tax expense to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008

Tax expense at statutory Federal rate	$2,987	$3,150	$1,052
Effect of:
State income tax, net	516	150	190
Other permanent differences, net	(345)	(3)	(370)
Deferred tax adjustment related to stock compensation	245	860	—
Other	9	8	71
(Decrease) increase in valuation allowance	—	(30)	232

Income tax expense (benefit)	$3,412	$4,135	$1,175

Income tax expense consists of the following (in thousands):
Current Expense
Federal	$306	$360	$317
State	635	207	80

	941	567	397

Deferred Expense
Federal	2,324	3,548	570
State	147	20	208

	2,471	3,568	778

Income tax expense (benefit)	$3,412	$4,135	$1,175

As of December 31, 2010 the company determined it has no material uncertain tax positions and no interest or penalties have been accrued.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	FINANCIAL INSTRUMENTS

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

Theoretical Swap Derivative

The Company bifurcated the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock (“Series A-1 Preferred Stock”) issued in conjunction with the Princeton eCom acquisition on July 3, 2006 in accordance with GAAP. The Company determined that the embedded derivative is defined as the right to receive a fixed rate of return on the accrued, but unpaid dividends and the variable negotiated rate, which creates a theoretical swap between the fixed rate of return on the accrued, but unpaid dividends and the variable rate actually accrued on the unpaid dividends. This embedded derivative is marked to market at the end of each reporting period through earnings and an adjustment to other assets. There is no active market quote available for the fair value of the embedded derivative. Thus, management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding. The fair value of the theoretical swap derivative was $6.0 million at December 31, 2010 and $4.7 million at December 31, 2009 and included in other assets on the consolidated balance sheet. The Company recorded a reduction to other expense on the consolidated statements of operations of approximately $1.3 million for the year ended December 31, 2010 and $0.1 million for the year ended December 31, 2009 that reflected the change in fair value of the theoretical swap derivative in each period, respectively.

The following table presents the fair value of the theoretical swap derivative instrument included within the condensed consolidated balance sheet at December 31, 2010 and 2009 (in thousands):

	December 31,	December 31,	Balance Sheet
	2010	2009	Location

Asset Derivatives:
Theoretical swap(1)	$6,004	$4,668	Other assets

(1)	See Note 15, Fair Value Measurements, for a description of how the derivatives shown above are valued.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amounts affecting the condensed consolidated statement of operations for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
Derivative Not Designated as Hedging Instrument:	2010	2009

Amount of gain (loss) recognized in income on derivative, pre tax	$1,336	$106

	Year Ended December 31,
Derivative Cash Flow Hedging Relationships:	2010	2009

Amount of loss recognized in OCI on derivative, after tax	$—	$878
Amount of loss reclassified from OCI into income, pre tax	$—	$1,788

(1)	See Note 14, Fair Value Measurements, for additional information. The gain (loss) recognized in income is included in interest expense.

Series A-1 Preferred Stock

The Company’s Series A-1 Preferred Stock is carried at its fair value at inception adjusted for accretion of unpaid dividends and interest accruing thereon, the 115% redemption price, the original fair value of the bifurcated embedded derivative, and the amortized portion of its original issuance costs, which approximates its redemption value. At December 31, 2010 its carrying value was $110.2 million. See Note 11, Redeemable Convertible Preferred Stock, for a detailed explanation of the Series A-1 Preferred Stock.

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

10.	SENIOR SECURED NOTES

On February 21, 2007, the Company entered into an agreement with Bank of America to refinance its then existing debt with $85.0 million in senior secured notes (“2007 Notes”). The agreement also provides a $15 million revolver (“Revolver”) under which the Company can secure up to $5 million in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $1.6 million as a result of letters of credit the bank has issued. The Company had made principal payments of $12.0 million on the 2007 Notes during the year ended December 31, 2010, reducing the outstanding principal from $48.8 million to $36.8 million. The Company will make principal payments each quarter until the 2007 Notes are due in 2012 as noted in the table below. On February 28, 2011, the Company made a voluntary payment of $4 million on the 2007 Notes.

The interest rate on both the Revolver and the 2007 Notes is the one-month London Interbank Offered Rate (“LIBOR”) plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the 2007 Notes), and it is payable monthly. At year end of 2010, the margin was 225 basis points and the average interest rate on the 2007 Notes for the year was 3.5%. The 2007 Notes and the Revolver are secured by the assets of the Company.

On November 30, 2009 the Company amended its 2007 Notes agreement. The Company made a voluntary $15 million prepayment against the notes and amended future payments. The Company expensed approximately $0.1 million of deferred credit facility costs related to this prepayment. The Company incurred costs of approximately $0.1 million related to the amended agreement and will amortize this amount over the remaining term of the credit facility.

Maturities of long-term debt for each of the next five years are as follows (in thousands):

Maturing
Year	Amounts

2011	$27,188
2012	$9,562
2013	$0
2014	$0
2015	$0

11.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Series A-1 Preferred Stock has a redemption value of 115% of the face value of the stock, on or after seven years from the date of issuance, or July 3, 2013. The Company accounts for the securities by accreting to its expected redemption value over the period from the date of issuance to the first expected redemption date. The Company recognized $1.6 million, for each of the years ended December 31, 2010, 2009 and 2008, to adjust for the redemption value at maturity.

The Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. This 8% per annum increase is convertible into shares of common stock, subject to the conversion limit noted above; however the Corporation has the right to pay the 8% per annum increase in cash in lieu of conversion into common stock. For each of the years ended December 31, 2010, 2009 and 2008, $6.0 million of preferred stock accretion was recognized in the consolidated statements of operations, for the 8% per annum cumulative dividends. The right to receive the accrued, but unpaid dividends is based on a variable interest rate, and as such the difference between the fixed and variable rate of returns is a theoretical swap derivative. The Company bifurcates this feature and accretes it to the Series A-1 Preferred Stock over the life of the security. For the years ended December 31, 2010, 2009 and 2008, $1.2 million, $0.9 million and $0.6 million, respectively, of preferred stock accretion expense was recognized for the theoretical swap derivative in the consolidated statement of operations.

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

Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is accreted, over a seven year period or through July 2013, back to the redemption value of the Series A-1 Preferred Stock and generated an additional $0.7 million of preferred stock accretion, in the consolidated statements of operations, for each of the years ended December 31, 2010, 2009 and 2008.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) available to common stockholders per share (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008

Net (loss) income available to stockholders	$(4,184)	$(4,078)	$(6,954)
Weighted average shares outstanding used in calculation of net income (loss) per share:
Basic	30,954	29,947	29,111
Dilutive options	—	—	—

Diluted	30,954	29,947	29,111

Net (loss) income available to common stockholders per share:
Basic	$(0.14)	$(0.14)	$(0.24)
Diluted	$(0.14)	$(0.14)	$(0.24)

Due to their anti-dilutive effects, outstanding shares from the conversion of the Convertible Preferred Stock, stock options and restricted stock units to purchase 8,023,623, 8,332,932 and 7,402,367 shares of common stock at December 31, 2010, 2009 and 2008, respectively, were excluded from the computation of diluted net income available to common stockholders per share.

13.	EMPLOYEE BENEFIT PLANS

Employee Savings and Retirement Plan

The Company has a 401(k) plan that allows eligible employees to contribute up to but not exceed limits set by law. The Company has total discretion about whether to make an employer contribution to the plan and the amount of the employer contribution. After February 2009, the Company did not match employee contributions to the 401(k) plan. Expenses related to the 401(k) employee contribution match were $0 million, $0.1 million, and $0.7 million, respectively, for the years ended December 31, 2010, 2009, and 2008, respectively. The Company incurred expenses of $0, $9,690 and $0 for the years ended December 31, 2010, 2009, and 2008, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees to purchase shares of common stock at 95% of the fair market value on the last day of each three-month offering period. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. The employee stock purchase plan authorizes up to 400,000 shares to be granted. During the years ended December 31, 2010, 2009 and 2008, 32,471, 40,906 and 24,174 shares were issued under the plan at an average price of $4.07, $4.90 and $8.14 per share, respectively. At December 31, 2010, 65,467 shares were reserved for future issuance.

14.	EQUITY COMPENSATION PLANS

At December 31, 2010, the Company had two stock-based employee compensation plans, which are described more fully below. The compensation expense for stock-based compensation was $2.9 million, $4.2 million and $4.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A portion of the stock based compensation cost has been capitalized as part of software development costs and deferred costs. For the years ended December 31, 2010, 2009 and 2008 approximately $0.1 million, $0.2 million and $0.2 million, respectively, was capitalized.

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

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Year Ended December 31,
	2010	2009	2008

Dividend yield	—	—	—
Expected volatility	62%	62%	51%
Risk-free interest rate	2.75%	1.9%	3.37%
Expected life in years	6.4	5.8	5.8

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

A summary of option activity under the 1999 and 2005 Plans as of December 31, 2010, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2010	3,254	$5.52
Granted	281	$4.64
Exercised	(480)	$3.03
Forfeited or expired	(543)	$7.75

Outstanding at December 31, 2010	2,512	$5.41	3.17	$2,175

Vested or expected to vest at December 31, 2010	2,504	$5.41	3.16	$2,172
Exercisable at December 31, 2010	1,916	$5.64	2.39	$1,867

At December 31, 2010, approximately 2,246,000 stock options were outstanding under the 1999 or 2005 Plans. Additionally, approximately 266,000 stock options were granted outside the Company’s plans during the second quarter of 2010 to the Company’s CEO as an inducement to join the Company.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $2.80, $2.01 and $5.30 per share, respectively. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the grant price. The intrinsic value of options exercised in the years ended December 31, 2010, 2009 and 2008 was $0.7 million, $0.5 million and $1.7 million, respectively.

As of December 31, 2010, there was $1.0 million of total unrecognized compensation cost related to stock options granted. That cost is expected to be recognized over a weighted average period of 2.7 years.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2010, 2009 and 2008 was $1.5 million, $0.8 million and $0.8 million, respectively. The tax benefits related to the deductions from option exercises of the shares-based payment arrangements will be

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized when those deductions, currently being carried forward as net operating losses, reduce taxes payable.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock units as of December 31, 2010, and changes for the year then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Non-vested at January 1, 2010	1,523	$5.07
Granted	1,046	4.70
Vested	(805)	4.53
Forfeited	(630)	5.48

Non-vested at December 31, 2010	1,134	4.88

At December 31, 2010, there were approximately 762,000 shares of non-vested restricted stock units under the 2005 Plan. Additionally, approximately 321,000 restricted stock units were granted outside the Company’s plans during the second quarter of 2010 to the Company’s CEO as inducement to join the Company and approximately 51,000 restricted stock units were granted outside the Company’s plans during the fourth quarter to certain executive management as inducement to join the Company.

The fair value of non-vested units is determined based on the closing trading price of the Company’s shares on the grant date. As of December 31, 2010, there was $2.6 million of total unrecognized compensation cost related to non-vested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 2.2 years.

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

15.	FAIR VALUE MEASUREMENTS

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3) Level 3 inputs are unobservable due to unavailability and as such the entity’s own assumptions are used.

The tables below show how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at December 31, 2010
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Financial assets (in thousands):
Merrill Lynch Institutional Fund	$12,162	$—	$—	$12,162
Theoretical swap derivative(1)	—	—	6,004	6,004

	$12,162	$—	$6,004	$18,166

	Fair Value Measurements at December 31, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Financial assets (in thousands):
Merrill Lynch Institutional Fund	$7,623	$—	$—	$7,623
Theoretical swap derivative(1)	—	—	4,668	4,668

	$7,623	$—	$4,668	$12,291

(1)	Represents the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock issued in conjunction with the Princeton eCom acquisition on July 3, 2006. Management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.

The following tables are summaries of the Company’s financial assets that use Level 3 inputs to measure fair value (in thousands):

	Strategic Cash	Theoretical
	Fund Investment	Swap Derivative

Balance as of January 1, 2010	$—	$4,668
Realized and unrealized gain(1)	—	1,336
Redemptions(2)	—	—

Balance as of December 31, 2010	$—	$6,004

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Strategic Cash	Theoretical
	Fund Investment	Swap Derivative

Balance as of January 1, 2009	$2,009	$4,562
Realized and unrealized gain(1)	91	106
Redemptions(2)	(2,100)	—

Balance as of December 31, 2009	$—	$4,668

(1)	The realized and unrealized gains are included as other (expense) income and interest expense in the consolidated statements of operations for the years ended December 31, 2010 and December 31, 2009.

(2)	Redemptions are payments received by the Company for partial liquidation of the Columbia Strategic Cash Fund.

16.	SUBSEQUENT EVENT

On January 21, 2011 the Company announced that its Board of Directors was evaluating unsolicited expressions of interest in potential business combinations that it had received from third parties. After careful consideration, on March 15, 2011 the Company’s Board of Directors announced it had terminated its evaluation of potential business combinations and is not actively pursuing alternatives to the Company’s long-term growth plan.

17.	SUMMARIZED QUARTERLY DATA (UNAUDITED)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years 2010 and 2009 is as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Total revenues	$38,582	$36,359	$36,795	$37,777
Gross profit	$18,956	$16,973	$17,401	$17,230
Net income	$2,179	$1,069	$1,702	$426
Net (loss) income available to common stockholders	$(157)	$(1,305)	$(711)	$(2,011)
Net (loss) income available to common stockholders per share:
Basic	$(0.01)	$(0.04)	$(0.02)	$(0.06)
Diluted	$(0.01)	$(0.04)	$(0.02)	$(0.06)

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Total revenues	$39,240	$37,783	$36,594	$38,246
Gross profit	$19,576	$17,767	$17,778	$19,482
Net (loss) income	$631	$576	$2,713	$1,210
Net (loss) income available to common stockholders	$(1,618)	$(1,711)	$388	$(1,137)
Net (loss) income available to common stockholders per share:
Basic	$(0.05)	$(0.06)	$0.01	$(0.04)
Diluted	$(0.05)	$(0.06)	$0.01	$(0.04)

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010 based upon those criteria.

KPMG LLP, our independent registered public accounting firm, that audited the 2010 financial statements included in this annual report has issued an audit report on our internal control over financial reporting as of December 31, 2010 in which they expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Company

The information required by this item is incorporated by reference to the sections and subsections entitled “Management”, “Executive Compensation”, “Code of Ethics”, “Audit Committee”, “Audit Committee Financial Experts” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the section entitled “Executive Compensation and Transactions” contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in Part II, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

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

(3) List of Exhibits.

2.1	Agreement and Plan of Merger dated July 26, 2007 among the Company, its acquisition subsidiary and Internet Transaction Solutions, Inc. (incorporated by reference from our Form 8-K filed on August 1, 2007)
3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
3.2	Form of Amended and Restated Bylaws of the Company (incorporated by reference from our Form 10-K for the year ended December 31, 2008 filed on March 3, 2009)
3.3	Certificate of Designation of shares of Series A-1 Convertible Preferred Stock (incorporated by reference from our Form 8-K filed on July 3, 2006)
3.4	Certificate of Correction to Certificate of Designation for the shares of Series A-1 Convertible Preferred Stock (incorporated by reference from our Form 8-K filed on September 14, 2006)
4.1	Specimen of Common stock Certificate of the Company (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
4.2	Investor Rights Agreement dated July 3, 2006, by and among the Company and the holders of its shares of Series A-1 Convertible Preferred Stock (incorporated by reference from our Form S-3/A filed on November 14, 2006)
10.1	Online Resources & Communications Corporation 1989 Stock Option Plan (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)
10.2	1999 Stock Option Plan (incorporated by reference from our registration statement on Form S-1; Registration No. 333-40674)
10.3	Employee Stock Purchase Plan (incorporated by reference from our registration statement on Form S-8; Registration No. 333-40674)
10.4	Lease Agreement to premises at 4795 Meadow Wood Lane, Chantilly, Virginia (incorporated by reference from our Form 10-Q for the quarter ended September 30, 2004 filed on November 5, 2004)
10.5	Amended and Restated 2005 Restricted Stock and Option Plan (incorporated by reference from Form 10-Q for the quarter ended June 30, 2008 on August 11, 2008)
10.6	Credit Agreement with Bank of America dated February 21, 2007 (incorporated by reference from Form 8-K on February 26, 2007)
10.7	Employment Agreement dated June 14, 2010 between Online Resources and Joseph L. Cowan
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Schedule II — Valuation and Qualifying Accounts:
(in thousands)

	Balance at
	Beginning of					Balance at End
Classification	Period	Additions		Deductions		of Period

Allowance for doubtful accounts:
Year ended December 31, 2008	$84	$56		$56	(1)	$84
Year ended December 31, 2009	$84	$16		$—		$100
Year ended December 31, 2010	$100	$200		$68	(1)	$232
Allowance for deferred tax asset:
Year ended December 31, 2008	$5,883	$255	(2)	$4,412	(3)	$1,726
Year ended December 31, 2009	$1,726	$—		$36		$1,690
Year ended December 31, 2010	$1,690	$122		$—		$1,812

Notes:

(1)	Uncollectable accounts written off.

(2)	The Company added a $0.3 million valuation allowance against certain deferred tax assets arising from capital losses that are not more likely than not realizable.

(3)	Includes release of approximately $1.9 million of valuation allowance related to New Jersey net operating losses that were determined to be recoverable and New Jersey net operating losses sold. Approximately $0.2 million of the valuation amount released resulted in an income tax benefit.

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

Signature	Title	Date

/s/ JOSEPH L. COWAN Joseph L. Cowan	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2011

/s/ CATHERINE A. GRAHAM Catherine A. Graham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2011

/s/ DAVID G. MATHEWS, III David G. Mathews, III	Vice President, Accounting (Principal Accounting Officer)	March 15, 2011

/s/ STEPHEN S. COLE Stephen S. Cole	Director	March 15, 2011

/s/ JOHN DORMAN John Dorman	Director	March 15, 2011

/s/ EDWARD D. HOROWITZ Edward D. Horowitz	Director	March 15, 2011

/s/ BRUCE A. JAFFE Bruce A. Jaffe	Director	March 15, 2011

/s/ DONALD W. LAYDEN, JR. Donald W. Layden, Jr.	Director	March 15, 2011

/s/ MICHAEL E. LEITNER Michael E. Leitner	Director	March 15, 2011

/s/ ERVIN R. SHAMES Ervin R. Shames	Director	March 15, 2011

/s/ WILLIAM H. WASHECKA William H. Washecka	Director	March 15, 2011

/s/ BARRY D. WESSLER Barry D. Wessler	Director	March 15, 2011