Form 10-Q
period 2011-03-31
ONLINE RESOURCES CORP
filed 2011-05-10
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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
     As of April 30, 2011 there were 31,752,495 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,359	$29,127
Accounts receivable (net of allowance of $239 and 232, respectively)	20,473	20,410
Deferred tax asset, current portion	3,893	3,893
Deferred implementation costs, current portion	2,938	2,970
Prepaid expenses and other current assets	3,388	2,069

Total current assets	59,051	58,469

Property and equipment, net	23,876	25,145
Deferred tax asset, less current portion	25,490	22,536
Goodwill	181,516	181,516
Intangible assets	12,844	14,157
Deferred implementation costs, less current portion, and other assets	8,759	8,762

Total assets	$311,536	$310,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,194	$2,410
Accrued expenses	14,512	6,293
Notes payable, senior secured debt, current portion	32,750	27,188
Deferred revenues, current portion and other current liabilities	9,179	8,232
Total current liabilities	58,635	44,123

Notes payable, senior secured debt, less current portion	—	9,563
Deferred revenues, less current portion and other long-term liabilities	6,676	6,956

Total liabilities	65,311	60,642

Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at March 31, 2011 and December 31, 2010 (redeemable on July 3, 2013 at $135,815)	112,607	110,182
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 32,176 issued and 31,737 outstanding at March 31, 2011 and 31,856 and 31,429 outstanding at December 31, 2010	3	3
Additional paid-in capital	218,967	217,873
Accumulated deficit	(82,369)	(75,192)
Treasury stock, 440 shares at March 31, 2011 and 427 shares at December 31, 2010	(2,983)	(2,923)

Total stockholders’ equity	133,618	139,761

Total liabilities and stockholders’ equity	$311,536	$310,585

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Revenues:
Account presentation services	$2,740	$2,381
Payment services	29,792	29,732
Relationship management services	1,814	2,098
Professional services and other	4,932	4,371

Total revenues	39,278	38,582

Costs and expenses:
Service costs	20,631	18,501
Implementation and other costs	1,184	1,125

Costs of revenues	21,815	19,626

Gross profit	17,463	18,956
General and administrative	9,497	7,754
Reserve for potential legal liability	7,700	—
Sales and marketing	5,103	4,912
Systems and development	2,646	2,573

Total expenses	24,946	15,239

Income (loss) from operations	(7,483)	3,717

Other income (expense):
Interest income	32	7
Interest expense	(254)	(61)
Other income	—	(98)

Total other income (expense)	(222)	(152)

Income (loss) before income tax expense	(7,705)	3,565
Income tax (benefit) expense	(2,953)	1,386

Net (loss) income	(4,752)	2,179
Preferred stock accretion	2,425	2,336

Net loss available to common stockholders	$(7,177)	$(157)

Net loss available to common stockholders per share:
Basic	$(0.23)	$(0.01)
Diluted	$(0.23)	$(0.01)
Shares used in calculation of net loss available to common stockholders per share:
Basic	31,590	30,484
Diluted	31,590	30,484
See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Operating activities
Net income (loss)	$(4,752)	$2,179
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax expense (benefit)	(2,954)	2,391
Depreciation and amortization	4,295	4,659
Equity compensation expense	617	959
Amortization of debt issuance costs	54	98
Loss on disposal of assets	5	—
Provision for losses on accounts receivable	26	6
Change in fair value of theoretical swap derivative	(52)	(398)
Changes in certain other assets and liabilities:
Reserve for potential legal liability	7,700	—
Changes in other assets and liabilities	(404)	(1,110)

Net cash provided by operating activities	4,535	8,784

Investing activities
Purchases of property and equipment	(1,712)	(6,399)

Net cash used in investing activities	(1,712)	(6,399)

Financing activities
Net proceeds from issuance of common stock	409	(239)
Repayment of 2007 Notes	(4,000)	(4,000)
Repayment of capital lease obligations	—	(9)

Net cash used in financing activities	(3,591)	(4,248)

Net decrease in cash and cash equivalents	(768)	(1,863)
Cash and cash equivalents at beginning of year	29,127	22,907

Cash and cash equivalents at end of period	$28,359	$21,044

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
     Online Resources Corporation (the “Company”) provides outsourced, web- and phone-based financial technology services to financial institution, biller, card issuer and creditor clients to fulfill payment, banking and other financial services to their millions of consumer end-users. The Company’s products and services enable its clients to provide their consumer end-users with the ability to perform various self-service functions including electronic bill payments and funds transfers, which utilize our unique, real-time debit architecture, ACH and other payment methods, as well as gain online access to their accounts, transaction histories and other information. The Company delivers its products and services to two primary vertical markets: Banking Services and e-Commerce Services.
     INTERIM FINANCIAL INFORMATION
     The accompanying condensed consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In the opinion of management, the condensed consolidated unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2010, included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on March 15, 2011. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.
     NEW ACCOUNTING STANDARDS
     In October 2009, the FASB changed its guidance for the accounting of multiple-deliverable revenue arrangements with customers. Current GAAP requires a vendor to use vendor-specific objective evidence or third-party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. Multiple-deliverable arrangements will be separated in more circumstances with the updated guidance. The change in guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The best estimate to use in determining a selling price is the price as if the item were sold on a stand alone basis. Changes also include eliminating the residual method of allocation and requiring that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates discounts in the arrangement proportionally to each deliverable based on each selling price. These changes became effective, prospectively, for the Company on January 1, 2011. Adoption of this guidance in the first quarter of 2011 did not materially impact the Company’s consolidated financial statements.
2. SENIOR SECURED NOTES
     The Company has an agreement with Bank of America which finances its senior secured notes (“2007 Notes”). The agreement also provides a $15 million revolver (“Revolver”) under which the Company can secure up to $5 million in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $1.6 million as a result of letters of credit the bank has issued. The Company has made a principal payment of $4.0 million on the 2007 Notes in the three months ended March 31, 2011, reducing the outstanding principal from $36.8 million to $32.8 million. The Company will make periodic principal payments until the 2007 Notes are due in 2012 as noted in the table below.
     The interest rate on both the Revolver and the 2007 Notes is the one-month London Interbank Offered Rate (“LIBOR”) plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the 2007 Notes), and it is payable monthly. During the first three months of 2011, the margin remained constant at 225 basis points. The average interest rate was 2.51%. The 2007 Notes and the Revolver are secured by the assets of the Company.

     Maturities of long-term debt for each of the next 11 months are as follows (in thousands):

Maturing
Year	Amounts
2011 (April 1, 2011-December 31, 2011)	$23,188
2012	$9,562
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
     The following table presents the fair value of the theoretical swap derivative instrument included within the condensed consolidated balance sheet at March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,	Balance Sheet
	2011	2010	Location
Asset Derivatives:
Theoretical swap (1)	$6,056	$6,004	Other assets

(1)	See Note 10, Fair Value Measurements, for a description of how the derivatives shown above are valued.
     The following table presents the amounts affecting the condensed consolidated statement of operations for the three months ended March 31, 2011 and March 31, 2010 (in thousands):

	Amount of gain recognized in
	income on
	derivative, pre tax
	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Derivative Not Designated as Hedging Instrument:
Theoretical Swap (1)	$52	$398
4. REDEEMABLE CONVERTIBLE PREFERRED STOCK
      Series A-1 Redeemable Convertible Preferred Stock
     Pursuant to the restated certificate of incorporation of the Company, the Board of Directors has the authority, without further action by the stockholders, to issue up to 3,000,000 shares of preferred stock in one or more series. Of these 3,000,000 shares of preferred stock, 75,000 shares have been designated Series A-1. The Series A-1 Preferred Stock has a redemption value of 115% of the face value of the stock, on or after seven years from the date of issuance, or July 3, 2013. The Company recognized $0.4 million for each of the three months ended March 31, 2011 and 2010, to adjust for the redemption value at maturity.
     Additionally, the Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. For each of the three months ended March 31, 2011 and 2010, $1.5 million of preferred stock accretion was recognized in the condensed consolidated statements of operations, for the 8% per annum cumulative dividends. The right to receive the accrued, but unpaid dividends is based on a variable interest rate, and as such the difference between the fixed and variable rate of returns is a theoretical swap derivative. The Company bifurcates this feature and accretes it to the Series A-1 Preferred Stock over the life of the security. For the three months ended March 31, 2011 and 2010, $0.4 million and $0.3 million, of preferred stock accretion expense were recognized, for the theoretical swap derivative in the condensed consolidated statement of operations.

     Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is being accreted back to the redemption value of the Series A-1 Preferred Stock through July 2013, and generated an additional $0.2 million of preferred stock accretion for each of the three months ended March 31, 2011 and 2010 in the condensed consolidated statements of operations.
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
     The results of operations from these reportable segments were as follows for the three months ended March 31, 2011 and 2010 (in thousands):

	Banking	eCommerce	Corporate(1)	Total
Three months ended March 31, 2011:
Revenues	$21,020	$18,258	$—	$39,278
Costs of revenues	11,536	10,279	—	21,815

Gross profit	9,484	7,979	—	17,463
Operating expenses	6,773	5,542	12,631	24,946

Income (loss) from operations	$2,711	$2,437	$(12,631)	$(7,483)

Three months ended March 31, 2010:
Revenues	$23,347	$15,235	$—	$38,582
Costs of revenues	11,303	8,323	—	19,626

Gross profit	12,044	6,912	—	18,956
Operating expenses	6,255	4,745	4,239	15,239

Income (loss) from operations	$5,789	$2,167	$(4,239)	$3,717

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments. Also included in corporate expenses for 2011 are costs related to the reserve for potential legal liability.
6. GOODWILL
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
     The Company did not experience any impairment of goodwill or other intangible assets for the three months ended March 31, 2011 or 2010. If market conditions weaken, the Company’s revenue and cost forecasts may not be achieved and the Company may incur charges for goodwill impairment, which could be significant and could have a material negative effect on our results of operations. The Company’s stock price ranged from $3.54 to $7.05 during the three months ended March 31, 2011. Were the stock price to decline below this range, it may require the Company to evaluate whether or not the decline in stock price indicated an impairment requiring reevaluation of the goodwill. The Company will continue to monitor its financial performance, stock price, and other factors in order to determine if there are any indicators of impairment.
7. STOCK BASED COMPENSATION
     At March 31, 2011, the Company had three stock-based employee compensation plans. The compensation expense for stock-based compensation was $0.6 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively. A portion of the stock based compensation cost has been capitalized as part of software development costs and deferred costs. For the three months ended March 31, 2011 and 2010, less than $0.1 million were capitalized as part of software development costs.
     Stock Options
     There were no stock options issued for the the three months ended March 31, 2011 and 2010.
     A summary of stock option activity under the 1989, 1999 and 2005 Plans as of March 31, 2011, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	2,513	$5.41
Granted	—	$—
Exercised	(144)	$3.01
Forfeited or expired	(42)	$4.57

Outstanding at March 31, 2011	2,327	$5.57	3.08	$915

Vested or expected to vest at March 31, 2011	2,321	$5.58	3.07	$914
Exercisable at March 31, 2011	1,901	$5.85	2.48	$872
     The Company did not grant stock option awards during the three months ended March 31, 2011 or 2010. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the grant price. The intrinsic value of options exercised in the three months ended March 31, 2011 and 2010 were less than $0.1 million.
     As of March 31, 2011, there was $0.9 million of total unrecognized compensation cost related to stock options granted. This cost is expected to be recognized over a weighted average period of 2.5 years.
     Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2011 and 2010 were less than $0.1 million, net of shares repurchased for tax withholding purposes. The tax benefits related to the deductions from option exercises of the share-based payment arrangements will be recognized when those deductions, currently being carried forward as net operating losses, reduce taxes payable.
Restricted Stock Units
     A summary of the Company’s non-vested restricted stock units as of the three months ended March 31, 2011, and changes for the period then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2011	1,134	$4.88
Granted	—	$—
Vested	(276)	$4.99
Forfeited	(61)	$8.5

Non-vested at March 31, 2011	797	$4.56

     The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of March 31, 2011, there was $2.1 million of total unrecognized compensation cost related to non-vested restricted stock units granted. This cost is expected to be recognized over a weighted average period of 2.2 years.

8. INCOME TAXES
     The Company recorded an income tax benefit based on the estimated effective tax rate for the full year, adjusted for non-forecastable items recorded during the first quarter of 2011.
     The Company’s effective tax rate was 38.3% and 38.9% for the three months ended March 31, 2011 and 2010, respectively. The year over year change in the effective tax rate relates to permanent differences, state taxes and a stock based compensation adjustment of approximately $0.1 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.
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
9. NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE
     The following table sets forth the computation of basic and diluted net loss available to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$(4,752)	$2,179
Preferred stock accretion	2,425	2,336

Net loss available to common shareholders	$(7,177)	$(157)

Weighted average shares outstanding used in calculation of net loss available to common stockholders per share:
Basic	31,590	30,484
Dilutive stock options	—	—

Diluted	31,590	30,484

Net loss available to common stockholders per share:
Basic	$(0.23)	$(0.01)
Diluted	$(0.23)	$(0.01)
     Approximately 7,160,374 and 7,549,882 shares of common stock equivalents, including preferred stock, for the three months ended March 31, 2011 and 2010, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

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
     The tables below show how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at March 31, 2011
	Quoted
	Prices in
	Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund (2)	$9,176	$—	$—	$9,176
Theoretical swap derivative(1)	—	—	6,056	6,056

	$9,176	$—	$6,056	$15,232

	Fair Value Measurements at December 31, 2010
	Quoted
	Prices in
	Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund(2)	$12,162	$—	$—	$12,162
Theoretical swap derivative(1)	—	—	6,004	6,004

	$12,162	$—	$6,004	$18,166

(1)	Represents the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock issued in conjunction with the Princeton eCom acquisition on July 3, 2006. Management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.

(2)	The Merrill Lynch Institutional Fund is recorded in cash and cash equivalents on the condensed consolidated balance sheet.

The following tables are summaries of the Company’s financial assets that use Level 3 inputs to measure fair value (in thousands):

Theoretical
Swap
Derivative
Balance as of January 1, 2011	$6,004
Realized and unrealized gain(1)	52

Balance as of March 31, 2011	$6,056

Theoretical
Swap
Derivative
Balance as of January 1, 2010	$4,668
Realized and unrealized gain(1)	398

Balance as of March 31, 2010	5,066

(1)	The realized and unrealized gains are included as interest expense in the condensed consolidated statements of operations for the three months ended March 31, 2011 and March 31, 2010.
11. COMMITMENTS & CONTINGENCIES
     On April 22, 2011, a civil jury in the Circuit Court of Fairfax County, Virginia returned a verdict in the employment-related lawsuit filed against the Company by its former chairman and chief executive officer, Matthew P. Lawlor. The jury found in his favor on some, but not all, of his claims and awarded him a portion of the total damages he had requested. The verdict remains subject to post trial motions, including motions to have the jury verdict set aside. The outcome of these motions will determine if and when an appeal will be required.
     The Company has accrued $7.7 million to reflect the jury award, statutory interest and an estimate of additional expenses which may be recoverable by Mr. Lawlor if this verdict ultimately results in a final, non-appealable judgment in favor of Mr. Lawlor. This amount is shown as Reserve for potential legal liability in the condensed consolidated statement of operations. To the extent a final, non-appealable judgment upholds Mr. Lawlor’s claims arising under the Company’s stock-based equity incentive plans, other plan participants may refer to that judgment in asserting claims similar to Mr. Lawlor’s against the Company. If those claims were pursued, the Company believes it could incur costs of defense, settlement or damages.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS
CAUTIONARY NOTE
     The following management’s discussion and analysis should be read in conjunction with the accompanying condensed consolidated unaudited financial statements and notes thereto. This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to:
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
     These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed below and elsewhere in this report, particularly in the section “Risk Factors” in Item 1A of Part II, as well as in the section “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 15, 2011. These risks include, among others, the following:
•	our history of prior losses and the lack of certainty of maintaining consistent profitability;

•	our dependence on the marketing assistance of third parties to market our services;

•	the possibility that we may not be able to expand to meet increased demand for our services and related products;

•	the potential adverse impact that client departures may have on our financial results;

•	our inability to attract and retain qualified management and technical personnel and our dependence on our executive officers and key employees;

•	potential security breaches or system failures disrupting our business and the liability associated with these disruptions;

•	the failure to properly develop, market or sell new products;

•	the potential impact of the consolidation of the banking and financial services industry;

•	the potential effects of adoption of government rules or regulations on our business;

•	our need to maintain satisfactory ratings from federal depository institution regulators;

•	exposure to increased compliance costs and risks associated with new and increasing and new regulation of corporate governance and disclosure standards;
•	the liquidation preference rights and redemption rights associated with our outstanding shares of preferred stock;

•	the voting rights of our preferred stock restricting our right to take certain actions;

•	the potential losses we may incur from the impairment of the goodwill we have obtained from our acquisitions;

•	our inability to obtain additional financing to grow our business;
•	the concentration of our clients in a small number of industries, including the financial services industry, and changes within those industries reducing demand for our products and services;

•	the failure to retain existing end-users or changes in their continued use of our services adversely affecting our operating results;

•	demand for low-cost or free online financial services and competition placing significant pressure on our pricing structure and revenues;

•	exposure to greater than anticipated tax liabilities;

•	our quarterly financial results being subject to fluctuations and having a material adverse effect on the price of our stock;

•	our limited ability to protect our proprietary technology and other rights;

•	the need to redesign our products, pay royalties or enter into license agreements with third parties as a result of our infringement, or alleged infringement, of proprietary rights of third parties;

•	the potential obsolescence of our technology or the offering of new, more efficient means of conducting account presentation and payments services negatively impacting our business;

•	errors and bugs existing in our internally developed software and systems as well as third-party products;

•	the disruption of our business and the diversion of management’s attention resulting from breach of contract or product liability suits;

•	difficulties in integrating acquired businesses;

•	our having limited knowledge of, or experience with, the industries served and products provided by our acquired businesses;

•	the increase in the size of our operations and the risks described herein from acquisitions or otherwise;

•	the liabilities or obligations that were not or will not be adequately disclosed from acquisitions we have made and may make;

•	the claims that may arise from acquired companies giving us limited warranties and indemnities in connection with their businesses;

•	the effect on the trading price of our stock from the sale of the substantial number of shares of common and convertible preferred stock outstanding, including shares issued in connection with certain acquisitions and shares that may be issued upon exercise of grants under our equity compensation plans;

•	the significant amount of debt which will have to repay;

•	the adverse effect to the market price of our common stock from future offerings of debt and preferred stock which would be senior to our common stock upon liquidation; and

•	the acceleration of repayment of borrowed funds if a default under the terms of our credit agreement arises.
OVERVIEW
          We provide outsourced, web- and phone-based financial technology services to financial institution, biller, card issuer and creditor clients to fulfill payment, banking and other financial services to their millions of consumer end-users. Our products and services enable our clients to provide their consumer end-users with the ability to perform various self-service functions including electronic bill payments and funds transfers, which utilize our unique, real-time debit architecture, ACH and other payment methods, as well as gain online access to their accounts, transaction histories and other information. We deliver our products and services to two primary vertical markets: Banking Services and e-Commerce Services.

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
          Registered end-users using account presentation, bill payment or both, and the payment transactions executed by those end-users are the major drivers of our revenues. At March 31, 2011 in comparison to December 31, 2010, the number of users of our account presentation services remained constant and the number of users of our payment services increased 3%, for an overall 2% increase in users.
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
     As a network-based service provider, we have made substantial up-front investments in infrastructure, particularly for our proprietary systems. We invested approximately $1.7 million for the three months ended March 31, 2011, and $5.9 million and $6.2 million for the years ended December 31, 2010 and 2009, respectively. These investments were made to create new products, enhance the functionality of existing products and improve our infrastructure. Product enhancements allow us to remain competitive, retain existing clients and attract new clients. New products allow us to increase revenue and attract new clients. Infrastructure investments allow us to leverage ongoing advances in technology to improve our operating efficiency and capture cost savings.
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

     Registered end-users using account presentation, payment services or both, and the payment transactions executed by those end-users are the major drivers of our revenues. Since March 31, 2010, the number of account presentation services users increased by 11%, and the number of payment services users increased 12%, for an overall 12% increase in users. The increase in account presentation services users is due to new clients as well as increased users with existing clients.
Results of Operations The following table presents the summarized results of operations for our two reportable segments, Banking and eCommerce (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
	Dollars	%	Dollars	%
Revenues:
Banking	$21,020	54%	$23,347	61%
eCommerce	18,258	46%	15,235	39%

Total	$39,278	100%	$38,582	100%

	Dollars	Margin	Dollars	Margin
Gross profit:
Banking	$9,484	45%	$12,044	52%
eCommerce	7,979	44%	6,912	45%

Total	$17,463	44%	$18,956	49%

	Dollars	%	Dollars	%
Operating expenses:
Banking	$6,773	27%	$6,255	41%
eCommerce	5,542	22%	4,745	31%
Corporate(1)	12,631	51%	4,239	28%

Total	$24,946	100%	$15,239	100%

	Dollars	Margin	Dollars	Margin
Income (loss) from operations:
Banking	$2,711	13%	$5,789	25%
eCommerce	2,437	13%	2,167	14%
Corporate(1)	(12,631)		(4,239)

Total	$(7,483)	-19%	$3,717	10%

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments. Also included in corporate expense for 2011 are costs related to the reserve for potential legal liability.

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010
Revenues
     We generate revenues from account presentation, payment, relationship management and professional services and other revenues.

	Three Months Ended
	March 31,		Change
	2011(1)	2010(1)	Difference(1)%
Revenues:
Account presentation services	$2,740	$2,381	$359	15%
Payment services	29,792	29,732	60	—%
Relationship management services	1,814	2,098	(284)	-14%
Professional services and other	4,932	4,371	561	13%

Total revenues	$39,278	$38,582	$696	2%

Payment metrics:
Banking payment transactions	37,983	35,855	2,128	6%
Biller payment transactions	22,068	16,812	5,256	31%

(1)	In thousands
     Account Presentation Services. Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased 15%, or $0.4 million, to $2.7 million. The increase is due to approximately $0.5 million increase in hosting fees and $0.1 million decrease in license fees.
     Payment Services. Both the Banking and eCommerce segments contribute to payment services revenues, which remained approximately the same for the three months ended.
     Relationship Management Services. Primarily composed of revenues from the Banking segment, relationship management services revenues decreased by $0.3 million in the first quarter of 2011, or 14%. Revenues decreased primarily as a result of decreased license and user fees.
     Professional Services and Other. Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased $0.6 million, or 13%. The increase is due to a $0.3 million increase in professional service fees, a $0.3 million increase in ancillary service and license fees and a $0.1 million increase in implementation fees for core products offset by a $0.1 million decrease in cancellation fees.

Costs and Expenses

	Three Months Ended
	March 31,		Change
	2011(1)	2010(1)	Difference(1)%
Revenues	$39,278	$38,582	$696	2%
Costs of revenues	21,815	19,626	2,189	11%

Gross profit	17,463	18,956	(1,493)	-8%
Gross margin	44%	49%
Operating expenses
General and administrative	9,497	7,754	1,743	22%
Reserve for potential legal liability	7,700	—	7,700	100%
Sales and marketing	5,103	4,912	191	4%
Systems and development	2,646	2,573	73	3%

Total operating expenses	24,946	15,239	9,707	64%

Income (loss) from operations	(7,483)	3,717	(11,200)	-301%
Other income (expense)
Interest income	32	7	25	357%
Interest and other expense	(254)	(159)	95	60%

Total other income (expense)	(222)	(152)	70	46%

Income (loss) before tax provision	(7,705)	3,565	(11,270)	-316%
Income tax provision	(2,953)	1,386	(4,339)	-313%

Net income (loss)	(4,752)	2,179	(6,931)	318%

Preferred stock accretion	2,425	2,336	89	4%

Net loss available to common stockholders	$(7,177)	$(157)	$(7,020)	4,471%

Net loss available to common stockholders per share:
Basic	$(0.23)	$(0.01)	$(0.22)	96%
Diluted	$(0.23)	$(0.01)	$(0.22)	96%
Shares used in calculation of net loss available to common stockholders per share:
Basic	31,590	30,484	1,106	4%
Diluted	31,590	30,484	1,106	4%

(1)	In thousands except for per share amounts.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased $2.2 million for the three months ended March 31, 2011, compared to the same period in 2010. This increase is due to rising interchange fees and connectivity costs of $1.7 million and increased amortization of deferred costs of $0.5million.
     Gross Profit. Gross profit decreased $1.5 million for the three months ended March 31, 2011 and gross margin as a percentage of revenues decreased by 5% to 44%. The gross profit decrease is due to increases in costs of revenues which outpaced revenue increases.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $1.7 million, or 22%, to $9.5 million for the three months ended March 31, 2011 due to approximately $1.7 million increase in legal fees.

     Reserve for potential legal liability. In 2011, the Company accrued $7.7 million to reflect a jury award, statutory interest and estimate of legal fees which may be recoverable by the Company’s former Chairman and Chief Executive Officer, Matthew P. Lawlor, related to a lawsuit he filed against the Company.
     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses increased $0.2 million, or 4%, to $5.1 million for the three months ended March 31, 2011. The reasons for the increase are increased salaries of approximately $0.1 million and increased consulting fees of approximately $0.1 million.
     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $0.1 million, or 3%, to $2.6 million for the three months ended March 31, 2011. The increase is due to additional training costs.
     Income from Operations. Income from operations decreased $11.2 million to $(7.5) million for the three months ended March 31, 2011. The decrease is due to increased costs of revenue, general and administrative costs and reserve for potential legal liability.
     Interest Income. Interest income remained constant for the three months ended March 31, 2011 compared to the same period in the prior year.
     Interest and Other Expense. Interest and other expense increased by $0.1 million for the three months ended March 31, 2011 due to reduced interest expense on the 2007 Notes of approximately $0.2 million and a decrease in the mark-to-market adjustment to the theoretical swap derivative of approximately $0.3 million.
     Income Tax Provision. We recognized tax benefit for the three months ended March 31, 2011, as a result of $7.7 million of loss before income tax benefits generated during the first quarter of 2011. Our effective tax rate for the period was 38.3%. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent differences, state taxes and a stock based compensation adjustment of approximately $0.1 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.
     Preferred Stock Accretion. The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased slightly, or 4%, due to compounding of dividends.
     Net Loss Available to Common Stockholders. Net loss available to common stockholders decreased $7.0 million to net loss of $7.2 million for the three months ended March 31, 2011, compared to net loss of $0.2 million for the three months ended March 31, 2010. Basic and diluted net loss available to common stockholders per share was $0.23 for the three months ended March 31, 2011, compared to a net loss available to common stockholders of $0.01 for the three months ended March 31, 2010. Basic and diluted shares outstanding increased by 4% primarily as a result of shares issued in connection with the exercise of stock options, issuance of restricted stock units and our employees’ participation in the employee stock purchase plan.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $4.5 million for the three months ended March 31, 2011. This represented a $4.2 million decrease in cash provided by operating activities compared to the same prior year period, which was primarily the result of a decrease in net income of $6.9 million, the impact of the reserve for potential legal liability, net of deferred tax benefit of $3.0 million and a decrease in depreciation and amortization of $0.4 million offset by changes in certain other assets and liabilities of $0.4 million.
     Net cash used by investing activities for the three months ended March 31, 2011 was $1.7 million, which was the result of capital expenditures.
     Net cash used by financing activities was $3.6 million for the three months ended March 31, 2011, which was primarily the result of a principal payment on our 2007 Notes of $4.0 million offset by $0.4 million in net proceeds from the issuance of common stock.
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
     The Company’s current cash balance and projected cash flows are not sufficient to repay both the $32.8 million in 2007 Notes due in 2012 and the Series A-1 Preferred Stock redemption value of 115% of the face value of the stock plus accrued dividends and escalation accrual putable on or after July 3, 2013 and the reserve for potential legal liability should it become payable . If we are unable to obtain additional financing or renegotiate our existing debt facility and preferred security, there can be no assurance that we will be able to make the necessary payments.

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
     We earn float interest in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. As such, the float interest earned is classified as payment services revenue in our condensed consolidated statements of operations. This float interest revenue is exposed to changes in the general level of U.S. interest rates as it relates to the balances of these clearing accounts. The float interest totaled $0.1 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. If there was a change in interest rates of one percent as of March 31, 2011, revenues associated with float interest would have increased by approximately $0.5 million for the three months ended March 31, 2011.
ITEM 4. CONTROLS AND PROCEDURES
     Our management is responsible for establishing and maintaining disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, and for internal controls over financial reporting.
     (a) As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management including our CEO and CFO as appropriate to allow timely decisions regarding disclosures.
     (b) There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2011 (as required by Exchange Act Rules 13a-15(d) and 15d-15(d)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On April 22, 2011, a civil jury in the Circuit Court of Fairfax County, Virginia returned a verdict in the employment-related lawsuit filed against us by our former chairman and chief executive officer, Matthew P. Lawlor. The jury rejected Mr. Lawlor’s claim that he had been wrongfully terminated but found in his favor on other claims. Mr. Lawlor was awarded damages of $5.3 million plus pre-judgment interest from the date of his February 2010 separation from the us.
     The verdict remains subject to post trial motions, including motions to have the jury verdict set aside. The outcome of these motions will determine if and when an appeal will be required. If some or all of this verdict is ultimately upheld, Mr. Lawlor may be able to recover a portion of his legal fees.
     Other than the foregoing, there has been no material development in any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions currently pending against us, we do not expect that any such liability will have a material adverse effect on our consolidated financial position, operating results or cash flows. We believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings.
ITEM 1A. RISK FACTORS
     There have been no material changes to risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2011 except for the following:

If we are unable to obtain additional financing or renegotiate our existing debt facility and preferred security, it could have a material adverse effect on our business. The Company’s current cash balance and projected cash flows are not sufficient to repay both the $32.8 million in 2007 Notes due in 2012 and the Series A-1 Preferred Stock redemption value of 115% of the face value of the stock plus accrued dividends and escalation accrual putable on or after July 3, 2013. If we are unable to obtain additional financing or renegotiate our existing debt facility and preferred security, there can be no assurance that we will be able to make the necessary payments.
If we are unable to have set aside or reverse a recent jury verdict obtained against us by our former chairman and chief executive officer, our financial conditions may be adversely affected and we may be required to seek additional financing to satisfy our need for available funds.
In April 2011, Matthew P. Lawlor, our former chairman and chief executive officer, obtained a jury verdict against us on several of the claims contained in his employment-related lawsuit against the Company. Mr. Lawlor was awarded $5.3 million in damages plus pre-judgment interest. As a result of this judgment, we have recorded an aggregate reserve of $7.7 million. This reserve includes an estimate of additional expenses. We intend to move the court to set aside the jury verdict. If unsuccessful, we plan to appeal the verdict. If we are unable to have the judgment set aside or reversed on appeal, the judgment may become payable at a time when we have insufficient working capital or available funds. In that case, we may be required to seek additional funds that may not be available on commercially reasonable terms or at all. Under such circumstances, our financial condition could be adversely affected.
To the extent a final, non-appealable judgment upholds Mr. Lawlor’s claims arising under our stock-based incentive equity plans, other plan participants may have a basis to also assert claims against us under the plans. If those claims were pursued, we believe we could incur additional costs of defense, settlement or damages.
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

Exhibit 31.1	Rule 13a-14a Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14a Certification of Chief Financial Officer

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections(a) and(b) of Section 1350, Chapter 63 of Title 18, United States Code)

3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)

3.2	Form of Amended and Restated Bylaws of the Company (incorporated by reference from our Form 10-K for the year ended December 31, 2008 filed on March 3, 2009)

3.3	Certificate of Designation of shares of Series A-1 Convertible Preferred Stock (incorporated by reference from our Form 8-K filed on July 3, 2006)

3.4	Certificate of Correction to Certificate of Designation for the shares of Series A-1 Convertible Preferred Stock (incorporated by reference from our Form 8-K filed on September 14, 2006)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2011	ONLINE RESOURCES CORPORATION
	By:	/s/ Joseph L. Cowan
Joseph L. Cowan
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2011	ONLINE RESOURCES CORPORATION
	By:	/s/ Catherine A. Graham
Catherine A. Graham
Executive Vice President and Chief Financial Officer (Principal Financial Officer)