Form 10-Q
period 2011-06-30
ONLINE RESOURCES CORP
filed 2011-08-05
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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
     As of July 31, 2011 there were 32,055,962 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,333	$29,127
Accounts receivable (net of allowance of $245 and $232, respectively)	18,961	20,410
Deferred tax asset, current portion	3,893	3,893
Deferred implementation costs, current portion	3,095	2,970
Prepaid expenses and other current assets	2,900	2,069

Total current assets	53,182	58,469

Property and equipment, net	23,181	25,145
Deferred tax asset, less current portion	25,759	22,536
Goodwill	181,516	181,516
Intangible assets	11,525	14,157
Deferred implementation costs, less current portion, and other assets	9,249	8,762

Total assets	$304,412	$310,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,034	$2,410
Accrued expenses	14,264	6,293
Notes payable, senior secured debt, current portion	26,750	27,188

Deferred revenues, current portion and other current liabilities	9,317	8,232

Total current liabilities	51,365	44,123

Notes payable, senior secured debt, less current portion	—	9,563
Deferred revenues, less current portion and other long-term liabilities	6,018	6,956

Total liabilities	57,383	60,642

Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at June 30, 2011 and December 31, 2010 (redeemable on July 3, 2013 at $135,815)	115,070	110,182
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 32,375 issued and 31,933 outstanding at June 30, 2011 and 31,856 and 31,429 outstanding at December 31, 2010	3	3
Additional paid-in capital	219,654	217,873
Accumulated deficit	(84,708)	(75,192)
Treasury stock, 442 shares at June 30, 2011 and 427 shares at December 31, 2010	(2,990)	(2,923)

Total stockholders’ equity	131,959	139,761

Total liabilities and stockholders’ equity	$304,412	$310,585

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues:
Account presentation services	$2,721	$2,058	$5,460	$4,439
Payment services	28,074	28,145	57,866	57,877
Relationship management services	1,717	2,042	3,531	4,140
Professional services and other	5,817	4,114	10,750	8,485

Total revenues	38,329	36,359	77,607	74,941
Costs and expenses:
Service costs	19,706	18,210	40,338	36,711
Implementation and other costs	1,245	1,176	2,428	2,301

Costs of revenues	20,951	19,386	42,766	39,012

Gross profit	17,378	16,973	34,841	35,929
General and administrative	9,663	8,273	19,161	16,028
Reserve for potential legal liability	—	—	7,700	—
Sales and marketing	5,302	4,846	10,404	9,757
Systems and development	2,700	2,553	5,346	5,126

Total expenses	17,665	15,672	42,611	30,911

(Loss) income from operations	(287)	1,301	(7,770)	5,018
Other income (expense):
Interest income	25	14	57	21
Interest expense (income)	185	224	(70)	164
Other (expense) income	—	(1)	—	(99)

Total other income (expense)	210	237	(13)	86

(Loss) income before income tax (benefit) provision	(77)	1,538	(7,783)	5,104
Income tax (benefit) provision	(201)	469	(3,155)	1,855

Net income (loss)	124	1,069	(4,628)	3,249
Preferred stock accretion	2,463	2,374	4,888	4,711

Net loss available to common stockholders	$(2,339)	$(1,305)	$(9,516)	$(1,462)

Net loss available to common stockholders per share:
Basic	$(0.07)	$(0.04)	$(0.30)	$(0.05)
Diluted	$(0.07)	$(0.04)	$(0.30)	$(0.05)
Shares used in calculation of net loss available to common stockholders per share:
Basic	31,820	30,911	31,705	30,699
Diluted	31,820	30,911	31,705	30,699
See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Operating activities
Net (loss) income	$(4,628)	$3,249
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred tax benefit	(3,223)	2,754
Depreciation and amortization	8,455	9,362
Equity compensation expense	1,200	1,579
Write off and amortization of debt issuance costs	106	185
Loss on disposal of assets	—	1
Provision for losses on accounts receivable	56	8
Change in fair value of theoretical swap derivative	(518)	(1,027)
Reserve for potential legal liability	7,700	—
Changes in certain other assets and liabilities	(589)	(1,193)

Net cash provided by operating activities	8,559	14,918

Investing activities
Purchases of property and equipment	(3,855)	(9,070)

Net cash used in investing activities	(3,855)	(9,070)

Financing activities
Net proceeds from issuance of common stock	502	441
Repayment of 2007 Notes	(10,000)	(8,000)
Repayment of capital lease obligations	—	(19)

Net cash used in financing activities	(9,498)	(7,578)

Net decrease in cash and cash equivalents	(4,794)	(1,730)
Cash and cash equivalents at beginning of year	29,127	22,907

Cash and cash equivalents at end of period	$24,333	$21,177

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
     NEW ACCOUNTING STANDARDS
     In October 2009, the FASB changed its guidance for the accounting of multiple-deliverable revenue arrangements with customers. Current GAAP requires a vendor to use vendor-specific objective evidence or third-party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. Multiple-deliverable arrangements will be separated in more circumstances with the updated guidance. The change in guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The best estimate to use in determining a selling price is the price as if the item were sold on a stand alone basis. Changes also include eliminating the residual method of allocation and requiring that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates discounts in the arrangement proportionally to each deliverable based on each selling price. These changes became effective, prospectively, for the Company on January 1, 2011. Adoption of this guidance did not materially impact the Company’s consolidated financial statements.
2. SENIOR SECURED NOTES
     The Company has an agreement with Bank of America which finances its senior secured notes (“2007 Notes”). The agreement also provides a $15 million revolver (“Revolver”) under which the Company can secure up to $5 million in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $1.6 million as a result of letters of credit the bank has issued. The Company has made a principal payment of $10.0 million on the 2007 Notes in the six months ended June 30, 2011, reducing the outstanding principal from $36.8 million to $26.8 million. The Company will make periodic principal payments until the 2007 Notes are due in 2012 as noted in the table below.
     The interest rate on both the Revolver and the 2007 Notes is the one-month London Interbank Offered Rate (“LIBOR”) plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the 2007 Notes), and it is payable monthly. At June 30, 2011, the margin was 250 basis points. The average interest rate was 2.56%. The 2007 Notes and the Revolver are secured by the assets of the Company.
     Maturities of long-term debt for each of the next 8 months are as follows (in thousands):

Maturing
Year	Amounts
2011 (July 1, 2011-December 31, 2011)	$17,188
2012	$9,562

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
     The following table presents the fair value of the theoretical swap derivative instrument included within the condensed consolidated balance sheet at June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,	Balance Sheet
	2011	2010	Location
Asset Derivatives:

Theoretical swap (1)	$6,522	$6,004	Other assets

(1)	See Note 10, Fair Value Measurements, for a description of how the derivatives shown above are valued.
     The following table presents the amounts affecting the condensed consolidated statement of operations for the three and six months ended

	Theoretical Swap (1)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivative Not Designated as Hedging Instrument:	2011	2010	2011	2010
Amount of gain (loss) recognized in income on derivative, pre tax	$466	$629	$518	$1,027
4. REDEEMABLE CONVERTIBLE PREFERRED STOCK
     Series A-1 Redeemable Convertible Preferred Stock
     Pursuant to the restated certificate of incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 3,000,000 shares of preferred stock in one or more series. Of these 3,000,000 shares of preferred stock, 75,000 shares have been designated Series A-1. The Series A-1 Preferred Stock has a redemption value of 115% of the face value of the stock, on or after seven years from the date of issuance, or July 3, 2013. The Company recognized $0.4 million for the three months ended June 30, 2011 and 2010 and $0.8 million for the six months ended June 30, 2011 and 2010, to adjust for the redemption value at maturity.
     Additionally, the Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. For the three months ended June 30, 2011and 2010, $1.5 million of preferred stock accretion was recognized and for the six months ended June 30, 2011 and 2010, $3.0 million of preferred stock accretion was recognized in the condensed consolidated statements of operations, for the 8% per annum cumulative dividends. The right to receive the accrued, but unpaid dividends is based on a variable interest rate, and as such the difference between the fixed and variable rate of returns is a theoretical swap derivative. The Company bifurcates this feature and accretes it to the Series A-1 Preferred Stock over the life of the security. For the three months ended June 30, 2011 and 2010, $0.4 million and $0.3 million, of preferred stock accretion expense were recognized and for the six months ended June 30, 2011 and 2010, $0.7 million and $0.6 million of preferred stock accretion expense were recognized for the theoretical swap derivative in the condensed consolidated statement of operations.
     Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is being accreted back to the redemption value of the Series A-1 Preferred Stock through July 2013, and generated an additional $0.2 million and $0.2 million of preferred stock accretion for each of the three months and $0.4 million and $0.4 million of preferred stock accretion for each of the six months ended June 30, 2011 and 2010 in the condensed consolidated statements of operations.
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
     The results of operations from these reportable segments were as follows for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Banking	eCommerce	Corporate(1)	Total
Three months ended June 30, 2011:
Revenues	$20,856	$17,473	$—	$38,329
Costs of revenues	11,385	9,566	—	20,951

Gross profit	9,471	7,907	—	17,378
Operating expenses	7,026	5,825	4,814	17,665

Income (loss) from operations	$2,445	$2,082	$(4,814)	$(287)

Three months ended June 30, 2010:
Revenues	$22,169	$14,190	$—	$36,359
Costs of revenues	11,428	7,958	—	19,386

Gross profit	10,741	6,232	—	16,973
Operating expenses	6,218	4,679	4,775	15,672

Income (loss) from operations	$4,523	$1,553	$(4,775)	$1,301

Six months ended June 30, 2011:
Revenues	$41,876	$35,731	$—	$77,607
Costs of revenues	22,921	19,845	—	42,766

Gross profit	18,955	15,886	—	34,841
Operating expenses	13,799	11,367	17,445	42,611

Income (loss) from operations	$5,156	$4,519	$(17,445)	$(7,770)

Six months ended June 30, 2010:
Revenues	$45,516	$29,425	$—	$74,941
Costs of revenues	22,731	16,281	—	39,012

Gross profit	22,785	13,144	—	35,929
Operating expenses	12,472	9,424	9,015	30,911

Income (loss) from operations	$10,313	$3,720	$(9,015)	$5,018

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

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
     The Company did not experience any impairment of goodwill or other intangible assets for the six months ended June 30, 2011 or 2010. The Company’s stock price declined from $4.65 as of December 31, 2010 to $3.26 as of June 30, 2011. The Company considered whether or not the decline in stock price indicated an impairment requiring reevaluation of the goodwill. Factors evaluated include consideration of the 2011 financial performance as well as other Company specific matters. The Company’s financial performance exceeded the financial projections included in the annual impairment testing and there was no indication that other assumptions used in the annual impairment testing were no longer appropriate. As a result, the Company concluded that there was no indication of impairment. The Company will continue to monitor its financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to its annual impairment evaluation date.
7. STOCK BASED COMPENSATION
     At June 30, 2011, the Company had three stock-based employee compensation plans. The compensation expense for stock-based compensation was $0.6 million and $0.6 million for the three months and $1.2 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively. A portion of the stock based compensation cost has been capitalized as part of software development costs and deferred costs. For each of the three months ended June 30, 2011 and 2010, less than $0.1 million was capitalized as part of software development costs and deferred costs. For each of the six months ended June 30, 2011 and 2010, $0.1 million was capitalized as part of software development costs and deferred costs.
     Stock Options
     The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Dividend yield	—	—	—	—
Expected volatility	66%	62%	66%	62%
Risk-free interest rate	2.63%	2.75%	2.63%	2.75%
Expected life in years	6.4	6.4	6.4	6.4
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

     A summary of stock option activity as of June 30, 2011, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	2,512	$5.41
Granted	20	$3.83
Exercised	(173)	$2.90
Forfeited or expired	(93)	$6.09

Outstanding at June 30, 2011	2,266	$5.56	2.64	$356

Vested or expected to vest at June 30, 2011	2,262	$5.56	2.63	$356
Exercisable at June 30, 2011	1,939	$5.57	2.13	$354
     At June 30, 2011, approximately 1,980,000 shares of stock options were outstanding under the 1999 or 2005 Plans. Additionally, approximately 20,000 stock options were granted outside the Company’s plans to a new executive employee and 266,000 stock options were granted outside the Company’s plans to the Company’s CEO as an inducement to join the Company during the second quarter of 2011 and 2010, respectively.
     The weighted-average grant-date fair value of options granted was $2.40 and $2.80 per share during the three months ended June 30, 2011 and 2010, respectively and $2.40 and $2.80 per share during the six months ended June 30, 2011 and 2010, respectively. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the grant price. The intrinsic value of options exercised in the three months ended June 30, 2011 and 2010 was $0.0 million and $0.4million, respectively and $0.4 million and $0.4 million, respectively, for the six months ended June 30, 2011 and 2010.
     As of June 30, 2011, there was $0.7 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. This cost is expected to be recognized over a weighted average period of 2.5 years.
     Cash received from option exercises under all share-based payment arrangements for the three months ended June 30, 2011 and 2010 was $0.1 million and $0.8 million, respectively, and $0.5 million and $0.9 million for the six months ended June 30, 2011 and 2010, respectively, net of shares repurchased to cover the cost of certain exercises and taxes. The tax benefits related to the deductions from option exercises of the share-based payment arrangements will be recognized when those deductions, currently being carried forward as net operating losses, reduce taxes payable.
     Restricted Stock Units
     A summary of the Company’s non-vested restricted stock units as of the six months ended June 30, 2011, and changes for the period then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2011	1,134	$4.88
Granted	50	$3.83
Vested	(448)	$4.82
Forfeited	(141)	$7.05

Non-vested at June 30, 2011	595	$4.49

     At June 30, 2011, there were approximately 333,000 shares of non-vested restricted stock units under the 1999 or 2005 Plans. Additionally, approximately 50,000 restricted stock units were granted outside the Company’s plans to a new executive employee and 321,000 restricted stock units were granted outside the Company’s plans to the Company’s CEO as an inducement to join the Company during the second quarter of 2011 and 2010, respectively.
     The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of June 30, 2011, there was $1.8 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of 2.2 years.

8. INCOME TAXES
     The Company recorded income tax expense based on the estimated effective tax rate for the full year, adjusted for non-forecastable items recorded during the first half of 2011.
     The Company’s effective tax rate was 261.0% and 30.5% for the three months ended June 30, 2011 and 2010, respectively and 40.3% and 36.3% for the six months ended June 30, 2011 and 2010, respectively. The year over year change in the effective tax rate relates to permanent differences, state taxes, and a stock based compensation adjustment of approximately $0.2 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.
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
9. NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE
     The following table sets forth the computation of basic and diluted net loss available to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$124	$1,069	$(4,628)	$3,249
Preferred stock accretion	2,463	2,374	4,888	4,711

Net loss available to common shareholders	$(2,339)	$(1,305)	$(9,516)	$(1,462)

Weighted average shares outstanding used in calculation of net loss available to common stockholders per share:
Basic	31,820	30,911	31,705	30,699
Dilutive stock options	—	—	—	—

Diluted	31,820	30,911	31,705	30,699

Net loss available to common stockholders per share:
Basic	$(0.07)	$(0.04)	$(0.30)	$(0.05)
Diluted	$(0.07)	$(0.04)	$(0.30)	$(0.05)
     Approximately 7,491,617 and 8,562,555 shares of common stock equivalents for the three months ended June 30, 2011 and 2010, respectively, and approximately 7,212,704 and 8,198,816 shares of common stock equivalents for the six months ended June 30, 2011 and 2010, respectively were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

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
The tables below show how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at June 30, 2011
	Quoted
	Prices in
	Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$7,186	$—	$—	$7,186
Theoretical swap derivative(1)	—	—	6,522	6,522

	$7,186	$—	$6,522	$13,708

	Fair Value Measurements at December 31, 2010
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$12,162	$—	$—	$12,162
Theoretical swap derivative(1)	—	—	6,004	6,004

	$12,162	$—	$6,004	$18,166

(1)	Represents the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock issued in conjunction with the Princeton eCom acquisition on July 3, 2006. Management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.

The following tables are summaries of the Company’s financial assets that use Level 3 inputs to measure fair value (in thousands):

Theoretical
Swap Derivative
Balance as of January 1, 2011	$6,004
Realized and unrealized gain(1)	518

Balance as of June 30, 2011	$6,522

Theoretical
Swap Derivative
Balance as of January 1, 2010	$4,668
Realized and unrealized gain(1)	1,027

Balance as of June 30, 2010	$5,695

(1)	The realized and unrealized gains are included as interest expense in the condensed consolidated statements of operations for the six months ended June 30, 2011 and June 30, 2010.
11. COMMITMENTS & CONTINGENCIES
     On April 22, 2011, a civil jury in the Circuit Court of Fairfax County, Virginia returned a verdict in the employment-related lawsuit filed against the Company by its former chairman and chief executive officer, Matthew P. Lawlor. The jury found in his favor on some, but not all, of his claims and awarded him a portion of the total damages he had requested. The verdict remains subject to post trial motions and proceedings. Once completed, the Company plans to seek an appeal of the verdict.
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
The current estimated losses in the Stuckey and Stambler cases are not material. Based on its current knowledge the Company has not recorded a loss provision related to these cases, however, it is reasonably possible that the ultimate loss related to these matters could exceed the amounts recorded in the financial statements as of June 30, 2011.

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
     Registered end-users using account presentation, bill payment or both, and the payment transactions executed by those end-users are the major drivers of our revenues. At June 30, 2011 in comparison to December 31, 2010, the number of users of our account presentation services increased 4% and the number of users of our payment services decreased 2%, for an overall 1% decrease in users.
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
     As a network-based service provider, we have made substantial up-front investments in infrastructure, particularly for our proprietary systems. We invested approximately $3.9 million for the six months ended June 30, 2011, and $5.9 million and $6.2 million for the years ended December 31, 2010 and 2009, respectively. These investments were made to create new products, enhance the functionality of existing products and improve our infrastructure. Product enhancements allow us to remain competitive, retain existing clients and attract new clients. New products allow us to increase revenue and attract new clients. Infrastructure investments allow us to leverage ongoing advances in technology to improve our operating efficiency and capture cost savings.
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
     Registered end-users using account presentation, payment services or both, and the payment transactions executed by those end-users are the major drivers of our revenues. Since June 30, 2010, the number of account presentation services users increased by 10%, and the number of payment services users increased 9%, for an overall 9% increase in users. The increase in account presentation services users is due to new clients as well as increased users with existing clients.

Results of Operations The following table presents the summarized results of operations for our two reportable segments, Banking and eCommerce (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenues:
Banking	$20,856	54%	$22,169	61%	$41,876	54%	$45,516	61%
eCommerce	17,473	46%	14,190	39%	35,731	46%	29,425	39%

Total	$38,329	100%	$36,359	100%	$77,607	100%	$74,941	100%

	Dollars	Margin	Dollars	Dollars	Margin	Margin	Dollars	Margin
Gross profit:
Banking	$9,471	45%	$10,741	48%	$18,955	45%	$22,785	50%
eCommerce	7,907	45%	6,232	44%	15,886	44%	13,144	45%

Total	$17,378	45%	$16,973	47%	$34,841	45%	$35,929	48%

Operating expenses:
Banking	$7,026	40%	$6,218	40%	$13,799	32%	$12,472	40%
eCommerce	5,825	33%	4,679	30%	11,367	27%	9,424	31%
Corporate(1)	4,814	27%	4,775	30%	17,445	41%	9,015	29%

Total	$17,665	100%	$15,672	100%	$42,611	100%	$30,911	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
Income from operations:
Banking	$2,445	12%	$4,523	20%	$5,156	12%	$10,313	23%
eCommerce	2,082	12%	1,553	11%	4,519	13%	3,720	13%
Corporate(1)	(4,814)		(4,775)		(17,445)		(9,015)

Total	$(287)	(1)%	$1,301	4%	$(7,770)	(10)%	$5,018	7%

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010
Revenues
     We generate revenues from account presentation, payment, relationship management and professional services and other revenues.

	Three Months Ended
	June 30,		Change
	2011(1)	2010(1)	Difference(1)%
Revenues:
Account presentation services	$2,721	$2,058	$663	32%
Payment services	28,074	28,145	(71)	(-)%
Relationship management services	1,717	2,042	(325)	(16)%
Professional services and other	5,817	4,114	1,703	41%

Total revenues	$38,329	$36,359	$1,970	5%

Payment metrics:
Banking payment transactions	37,370	36,596	774	2%
Biller payment transactions	21,163	17,185	3,978	23%

(1)	In thousands
     Account Presentation Services. Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased 32%, or $0.7 million, to $2.7 million. The increase is primarily due to $0.1 million increase in user fees, $0.5 million increase in hosting fees and $0.1 million in card usage fees.
     Payment Services. Both the Banking and eCommerce segments contribute to payment services revenues, which remained constant at $28.1 million compared to the same period in 2010.
     Relationship Management Services. Primarily composed of revenues from the Banking segment, relationship management services revenues which decreased 16%, or $0.3 million, to $1.7 million. The decrease is primarily due to $0.1 million decrease in new user set up fees, $0.1 million decrease in marketing program revenue and $0.1 million decrease in other user fees.
     Professional Services and Other. Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased $1.7 million, or 41%. The increase is primarily due to $0.7 million increase in cancellation fees, $0.7 million increase in professional service fees , $0.2 million increase in license fees, and $0.1 million increase in user fees for ancillary services.

Costs and Expenses

	Three Months Ended
	June 30,		Change
	2011(1)	2010(1)	Difference(1)%
Revenues	$38,329	$36,359	$1,970	5%
Costs of revenues	20,951	19,386	1,565	8%

Gross profit	17,378	16,973	405	2%
Gross margin	45%	47%
Operating expenses
General and administrative	9,663	8,273	1,390	17%
Reserve for potential legal liability	—	—	—	—
Sales and marketing	5,302	4,846	456	9%
Systems and development	2,700	2,553	147	6%

Total operating expenses	17,665	15,672	1,993	13%

(Loss) income from operations	(287)	1,301	(1,588)	(122)%
Other income (expense)
Interest income	25	14	11	79%
Interest and other expense (income)	185	223	(38)	(17)%

Total other income (expense)	210	237	(27)	(11)%

(Loss) income before tax (benefit) provision	(77)	1,538	(1,615)	(105)%
Income tax (benefit) provision	(201)	469	(670)	(143)%

Net income (loss)	124	1,069	(945)	(88)%
Preferred stock accretion	2,463	2,374	89	4%

Net loss available to common stockholders	$(2,339)	$(1,305)	$(1,034)	(79)%

Net loss available to common stockholders per share:
Basic	$(0.07)	$(0.04)	$(0.03)	(75)%
Diluted	$(0.07)	$(0.04)	$(0.03)	(75%
Shares used in calculation of net loss available to common stockholders per share:
Basic	31,820	30,911	909	3%
Diluted	31,820	30,911	909	3%

(1)	In thousands except for per share amounts.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased $1.6 million, or 8%, to $21.0 million for the three months ended June 30, 2011 due to increases in interchange fees of $1.7 million offset by a decrease in printing and postage of $0.1 million.
     Gross Profit. Gross profit increased $0.4 million for the three months ended June 30, 2011 and gross margin as a percentage of revenues decreased from 47% in the prior year quarter to 45% in the current quarter.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $1.4 million, or 17%, to $9.7 million for the three months ended June 30, 2011 due to $0.9 million increase in employee bonus expense and an increase in legal fees of $0.8 million offset by a decrease in consulting and professional fees of $0.4 milliion.
     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses increased $0.5 million, or 9%, to $5.3 million for the three months ended June 30, 2011. The primary reason for the increase is increased employee compensation and bonus expense of $0.4 million.
     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $0.1 million, or 6%, to $2.7 million for the three months ended June 30, 2011 primarily due to increased consulting and fees of $0.3 million, increased software amortization expense of $0.2 million and increased implementation costs of $0.2 million offset by decreased employee compensation and bonus expense of $0.6 million.
     (Loss) Income from Operations (Loss). Income from operations decreased $1.6 million, or 122%, to $0.3 million loss for the three months ended June 30, 2011. The decrease is due to increased general and administrative expenses.
     Interest Income. Interest income remained constant for the three months ended June 30, 2011 compared to the same period in the prior year.
     Interest and Other Expense (Income). Interest and other expense remained constant for the three months ended June 30, 2011 compared to the same period in the prior year.
     Income Tax (Benefit) Provision. We recognized tax benefit for the three months ended June 30, 2011, as a result of $0.1 million of loss before income taxes generated during the second quarter of 2011. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent differences, state taxes, and a stock based compensation adjustment of approximately $0.1 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.
     Preferred Stock Accretion. The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased 4% due to compounding of dividends.
     Net Loss Available to Common Stockholders. Net loss available to common stockholders decreased $1.0 million to a net loss of $2.3 million for the three months ended June 30, 2011, compared to net loss of $1.3 million for the three months ended June 30, 2010. Basic and diluted net loss available to common stockholders per share was $0.07 for the three months ended June 30, 2011, compared to a net loss available to common stockholders of $0.04 for the three months ended June 30, 2010. Basic and diluted shares outstanding increased by 3% primarily as a result of shares issued in connection with the exercise of stock options, issuance of restricted stock units and our employees’ participation in the employee stock purchase plan.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010
Revenues
     Revenues increased $2.7 million, or 4%, to $77.6 million for the six months ended June 30, 2011.

	Six Months Ended
	June 30,		Change
	2011(1)	2010(1)	Difference(1)%
Revenues:
Account presentation services	$5,460	$4,439	$1,021	23%
Payment services	57,866	57,877	(11)	(-)%
Relationship management services	3,531	4,140	(609)	(15)%
Professional services and other	10,750	8,485	2,265	27%

Total revenues	$77,607	$74,941	$2,666	4%

Payment metrics:
Banking transactions	75,353	72,451	2,902	4%
Biller payment transactions	43,231	33,997	9,234	27%

Notes:

(1)	In thousands
     Account Presentation Services. Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased 23%, or $1.0 million, to $5.5 million. The increase is primarily due to approximately $1.0 million increase in hosting fees and $0.1 million increase in user fees offset by a decrease of $0.1 million in card usage fees.
     Payment Services. Both the Banking and eCommerce segments contribute to payment services revenues, which remained constant at $57.9 million compared to the same period in 2010.
     Relationship Management Services. Primarily composed of revenues from the Banking segment, relationship management services revenues decreased 15%, or $0.6 million to $3.5 million due to a $0.2 million decrease in new user set up fees, 0.1 million decrease in revenues from marketing programs, $0.3 million decrease in other user and license fees.
     Professional Services and Other. Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased $2.3 million, or 27%. The increase is due to a $0.5 million increase in cancellation fees, a $1.0 million increase in professional service fees, a $0.3 million increase in license fees, $0.2 million increase in user fees for ancillary services, a $0.2 million increase in implementation fees and a $0.1 million increase in telecommunication and training charges.

Costs and Expenses

	Six Months Ended
	June 30,		Change
	2011(1)	2010(1)	Difference(1)%
Revenues	$77,607	$74,941	$2,666	4%
Costs of revenues	42,766	39,012	3,754	10%

Gross profit	34,841	35,929	(1,088)	(3)%
Gross margin	45%	48%
Operating expenses
General and administrative	19,161	16,028	3,133	20%
Reserve for potential legal liability	7,700	—	7,700	100%
Sales and marketing	10,404	9,757	647	7%
Systems and development	5,346	5,126	220	4%

Total operating expenses	42,611	30,911	11,700	38%

(Loss) income from operations	(7,770)	5,018	(12,788)	(255)%
Other income (expense)
Interest income	57	21	36	171%
Interest and other expense (income)	(70)	65	(135)	(208)%

Total other income (expense)	(13)	86	(99)	(115)%

(Loss) income before tax (benefit) provision	(7,783)	5,104	(12,887)	(252)%
Income tax (benefit) provision	(3,155)	1,855	(5,010)	(270)%

Net (loss) income	(4,628)	3,249	(7,877)	(242)%
Preferred stock accretion	4,888	4,711	177	4%

Net loss available to common stockholders	$(9,516)	$(1,462)	$(8,054)	(551)%

Net loss available to common stockholders per share:
Basic	$(0.30)	$(0.05)	$(0.25)	(500)%
Diluted	$(0.30)	$(0.05)	$(025)	(500)%
Shares used in calculation of net loss available to common stockholders per share:
Basic	31,705	30,699	1,006	3%
Diluted	31,705	30,699	1,006	3%

Notes:

(1)	In thousands except for per share amounts.
     Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased $3.8 million, or 10%, to $42.8 million for the six months ended June 30, 2011 due to increases in interchange fees of $3.4 million and increased amortization of deferred costs of $0.9 million offset by a decrease in printing and postage of $0.3 million and a decrease in amortization of software of $0.3 million.
     Gross Profit. Gross profit decreased $1.1 million for the six months ended June 30, 2011 and gross margin as a percentage of revenues decreased from 48% in the prior six months ended June 30, 2010 to 45% for the six months ended June 30, 2011.
     General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $3.1 million, or 20%, to $19.2 million for the six months ended June 30, 2011 due to an increase in legal fees of $2.4 million and an increase in employee bonus of $1.0 million.
     Reserve for potential legal liability. In 2011, the Company accrued $7.7 million to reflect a jury award, statutory interest and estimate of legal fees which may be recoverable by the Company’s former Chairman and Chief Executive Officer, Matthew P. Lawlor, related to a lawsuit he filed against the Company.
     Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses increased $0.6 million, or 7%, to $10.4 million for the six months ended June 30, 2011. The increase is due to increased employee compensation of approximately $0.6 million.
     Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $0.2 million, or 4%, to $5.3 million for the six months ended June 30, 2011. The increase is due to an increase in consultant costs of $0.2 million, an increase of capitalized software costs of $0.7 million, and an increase in implementation costs of $0.2 million offset by lower employee compensation $1.0 million.
     (Loss) Income from Operations. (Loss) income from operations decreased $12.8 million for the six months ended June 30, 2011 compared to the same period in the prior year.
     Interest Income. Interest income remained constant for the six months ended June 30, 2011 compared to the same period in the prior year.

     Interest and Other Expense. Interest and other expense decreased by $0.1 million for the six months ended June 30, 2011 due to reduced interest payments on the 2007 Notes of approximately $0.2 million and a decrease of income in the fair value of the theoretical swap derivative which reduced other expense by approximately $0.5 million, offset by a decrease in unrealized gains of approximately $0.2 million.
     Income Tax (Benefit) Provision. We recognized tax benefit for the six months ended June 30, 2011, as a result of $7.8 million of loss before income taxes generated during the first half of 2011. Our effective tax rate for the period was 40.5%. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent differences, state taxes, and a stock based compensation adjustment of approximately $0.2 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.
     Preferred Stock Accretion. The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased 4% due to compounding of dividends.
     Net Loss Available to Common Stockholders. Net loss available to common stockholders decreased $8.1 million to net loss of $9.5 million for the six months ended June 30, 2011, compared to net loss of $1.5 million for the six months ended June 30, 2010. Basic and diluted net loss available to common stockholders per share was $0.30 for the six months ended June 30, 2011, compared to a net loss available to common stockholders of $0.05 for the six months ended June 30, 2010. Basic and diluted shares outstanding increased by 3% primarily as a result of shares issued in connection with the exercise of stock options, issuance of restricted stock units and our employees’ participation in the employee stock purchase plan.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $8.6 million for the six months ended June 30, 2011. This represented a $6.4 million decrease in cash provided by operating activities compared to the same period in the prior year, which was primarily the result of a decrease in net income of $7.9 million and a decrease to deferred tax benefits of $6.0 million offset by the impact of the reserve for potential legal liability.
     Net cash used by investing activities for the six months ended June 30, 2011 was $3.9 million, which was the result of capital expenditures.
     Net cash used by financing activities was $9.5 million for the six months ended June 30, 2011, which was primarily the result of $10.0 million of payments on our 2007 Notes offset by $0.6 million in net proceeds from the issuance of common stock.
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
     The Company’s current cash balance and projected cash flows are not sufficient to repay both the $26.8 million in 2007 Notes due in 2012 and the Series A-1 Preferred Stock redemption value of 115% of the face value of the stock plus accrued dividends and escalation accrual putable on or after July 3, 2013 and the reserve for potential legal liability should it become payable . If we are unable to obtain additional financing or renegotiate our existing debt facility and preferred security, there can be no assurance that we will be able to make the necessary payments.

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
     We earn float interest in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. As such, the float interest earned is classified as payment services revenue in our condensed consolidated statements of operations. This float interest revenue is exposed to changes in the general level of U.S. interest rates as it relates to the balances of these clearing accounts. The float interest totaled $0.1 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively. If there was a change in interest rates of one percent as of June 30, 2011, revenues associated with float interest would have increased by approximately $1.0million for the six months ended June 30, 2011.

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
     (b) There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2011 (as required by Exchange Act Rules 13a-15(d) and 15d-15(d)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     Other than the verdict in the litigation of Lawlor vs. Online Resources Corporation as reported in our Form 10-Q for the quarter ended March 31, 2011, there has been no material development in any material legal proceedings. Based on its current knowledge, the Company has not recorded a loss provision related to any case other than the Lawlor litigation, however, it is reasonably possible that the ultimate loss related to these matters could exceed the amounts recorded in the financial statements as of June 30, 2011. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. We believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings.

ITEM 1A.	RISK FACTORS
     There have been no material changes to risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2011 except for the following:

If we are unable to obtain additional financing or renegotiate our existing debt facility and preferred security, it could have a material adverse effect on our business. The Company’s current cash balance and projected cash flows are not sufficient to repay both the $26.8 million in 2007 Notes due in 2012 and the Series A-1 Preferred Stock redemption value of 115% of the face value of the stock plus accrued dividends and escalation accrual putable on or after July 3, 2013. If we are unable to obtain additional financing or renegotiate our existing debt facility and preferred security, there can be no assurance that we will be able to make the necessary payments.
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

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
     None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4.	(Removed and Reserved).

ITEM 5.	OTHER INFORMATION
     None

ITEM 6.	EXHIBITS

Exhibit 31.1	— Rule 13a-14a Certification of Chief Executive Officer

Exhibit 31.2	— Rule 13a-14a Certification of Chief Financial Officer

Exhibit 32	— Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections(a) and(b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE RESOURCES CORPORATION
Date: August 5, 2011	By:	/s/ Joseph L. Cowan
Joseph L. Cowan
President and Chief Executive Officer (Principal Executive Officer)

ONLINE RESOURCES CORPORATION
Date: August 5, 2011	By:	/s/ Catherine A. Graham
Catherine A. Graham
Executive Vice President and Chief Financial Officer (Principal Financial Officer)