Form 10-Q/A
period 2011-06-30
ONLINE RESOURCES CORP
filed 2011-08-10
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
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

ONLINE RESOURCES CORPORATION
FORM 10-Q

EXPLANATORY NOTE
     Online Resources Corporation is filing this Amendment No. 1 to Form 10-Q to amend its Quarterly Report on Form 10-Q for the period ended June 30, 2011, originally filed with the United States Securities and Exchange Commission on August 5, 2011 (the “Original Form 10-Q”). This Amendment is being filed solely to correct a date reference in Item 4. Controls and Procedures in the Original Form 10-Q. In the Original Form 10-Q, we incorrectly reported that our disclosure controls and procedures were effective as of March 31, 2011 rather than the correct date of June 30, 2011. This correction has been reflected in this Amendment.
     Except as described above, no other changes have been made to the Original Form 10-Q. This Amendment does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in the Original Form 10-Q.

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
     (a) As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management including our CEO and CFO as appropriate to allow timely decisions regarding disclosures.
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

ONLINE RESOURCES CORPORATION
Date: August 10, 2011	By:	/s/ Joseph L. Cowan
Joseph L. Cowan
President and Chief Executive Officer (Principal Executive Officer)

ONLINE RESOURCES CORPORATION
Date: August 10, 2011	By:	/s/ Catherine A. Graham
Catherine A. Graham
Executive Vice President and Chief Financial Officer (Principal Financial Officer)