Form 10-Q
period 2011-09-30
ONLINE RESOURCES CORP
filed 2011-11-08
CIK 888953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

As of October 31, 2011 there were 32,078,200 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,092	$29,127
Accounts receivable (net of allowance of $245 and $232, respectively)	18,182	20,410
Deferred tax asset, current portion	3,893	3,893
Deferred implementation costs, current portion	3,124	2,970
Prepaid expenses and other current assets	2,646	2,069

Total current assets	52,937	58,469

Property and equipment, net	22,279	25,145
Deferred tax asset, less current portion	25,115	22,536
Goodwill	181,516	181,516
Intangible assets	10,390	14,157
Deferred implementation costs, less current portion, and other assets	10,093	8,762

Total assets	$302,330	$310,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,016	$2,410
Accrued expenses	15,444	6,293
Notes payable, senior secured debt, current portion	10,750	27,188

Deferred revenues, current portion and other current liabilities	9,202	8,232

Total current liabilities	36,412	44,123

Notes payable, senior secured debt, less current portion	11,500	9,563
Deferred revenues, less current portion and other long-term liabilities	5,757	6,956

Total liabilities	53,669	60,642

Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at September 30, 2011 and December 31, 2010 (redeemable on July 3, 2013 at $135,815)	117,571	110,182
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 32,520 issued and 32,061 outstanding at September 30, 2011 and 31,856 issued and 31,429 outstanding at December 31, 2010	3	3
Additional paid-in capital	220,552	217,873
Accumulated other comprehensive income (loss)	(35)	—
Accumulated deficit	(86,384)	(75,192)
Treasury stock, 460 shares at September 30, 2011 and 427 shares at December 31, 2010	(3,046)	(2,923)

Total stockholders’ equity	131,090	139,761

Total liabilities and stockholders’ equity	$302,330	$310,585

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues:
Account presentation services	$2,918	$2,237	$8,378	$6,676
Payment services	28,082	27,699	85,948	85,576
Relationship management services	1,664	2,358	5,195	6,498
Professional services and other	5,747	4,501	16,497	12,986

Total revenues	38,411	36,795	116,018	111,736
Costs and expenses:
Service costs	19,920	18,334	60,257	55,045
Implementation and other costs	1,274	1,060	3,703	3,361

Costs of revenues	21,194	19,394	63,960	58,406

Gross profit	17,217	17,401	52,058	53,330
General and administrative	7,966	7,399	27,127	23,427
Reserve for potential legal liability	—	—	7,700	—
Sales and marketing	4,760	4,900	15,165	14,657
Systems and development	2,605	2,277	7,951	7,403

Total expenses	15,331	14,576	57,943	45,487

Income (loss) from operations	1,886	2,825	(5,885)	7,843
Other income (expense):
Interest income	21	18	77	39
Interest (expense) income	(308)	286	(376)	450
Other expense	(2)	—	(2)	(99)

Total other income (expense)	(289)	304	(301)	390

Income (loss) before income tax provision (benefit)	1,597	3,129	(6,186)	8,233
Income tax provision (benefit)	771	1,427	(2,383)	3,282

Net income (loss)	826	1,702	(3,803)	4,951
Preferred stock accretion	2,501	2,413	7,389	7,124

Net loss available to common stockholders	$(1,675)	$(711)	$(11,192)	$(2,173)

Net loss available to common stockholders per share:
Basic	$(0.05)	$(0.02)	$(0.35)	$(0.07)
Diluted	$(0.05)	$(0.02)	$(0.35)	$(0.07)
Shares used in calculation of net loss available to common stockholders per share:
Basic	32,032	31,148	31,815	30,850
Diluted	32,032	31,148	31,815	30,850

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Operating activities
Net (loss) income	$(3,803)	$4,951
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred tax (benefit) expense	(2,579)	3,899
Depreciation and amortization	12,274	13,983
Equity compensation expense	1,785	2,095
Write off and amortization of debt issuance costs	187	250
Loss on disposal of assets	5	—
Provision for losses on accounts receivable	73	169
Change in fair value of theoretical swap derivative	(555)	(1,676)
Reserve for potential legal liability	7,700	—
Changes in certain other assets and liabilities	1,108	(1,501)

Net cash provided by operating activities	16,195	22,170

Investing activities
Purchases of property and equipment	(5,630)	(10,793)

Net cash used in investing activities	(5,630)	(10,793)

Financing activities
Net proceeds from issuance of common stock	750	777
Debt issuance costs	(815)	—
Repayment of 2007 Notes	(14,500)	(8,000)
Repayment of capital lease obligations	—	(19)

Net cash used in financing activities	(14,565)	(7,242)

Net (decrease) increase in cash and cash equivalents	(4,000)	4,135
Currency translation adjustments	(35)	—
Cash and cash equivalents at beginning of year	29,127	22,907

Cash and cash equivalents at end of period	$25,092	$27,042

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

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at exchange rates in effect as of the end of the period. Equity activities are translated at the spot rate effective at the date of the transaction. Revenue and expense accounts and cash flows of these operations are translated at average exchange rates prevailing during the period the transactions occurred. Translation gains and losses are included as an adjustment to the accumulated other comprehensive income account in stockholders’ equity. Transaction gains and losses are included in other income (expenses), net, in the accompanying Consolidated Statements of Operations.

Comprehensive Income (Loss)

The component of comprehensive income (loss) include the foreign currency translation adjustment.

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

In May 2011, the FASB issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. The Company does not believe that the adoption of the amended guidance will have a significant effect on its consolidated financial statements.

In June 2011, the FASB issued updated guidance for disclosing comprehensive income. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that the Company presents components of comprehensive income in either one continuous statement or two separate but consecutive statements and no longer permits the presentation of comprehensive income in the consolidated statement of stockholders’ equity. The Company will adopt this new guidance effective January 1, 2012, as required.

In September 2011, the FASB issued guidance for the accounting of intangible goodwill and other that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company does not expect that the adoption of this update will have a material impact on its consolidated financial statements at this time.

2. SENIOR SECURED NOTES

On September 29, 2011 the Company amended and extended its senior secured credit facilities through February 21, 2013. The Company has an agreement with Bank of America which finances its senior secured notes (“2007 Notes”). The agreement also provides a $12 million revolver (“Revolver”) under which the Company can secure up to $10 million in letters of credit. Currently, there are no amounts outstanding under the Revolver, but available credit under the Revolver has been reduced by approximately $1.6 million as a result of letters of credit the bank has issued. The Company has made a principal payment of $14.5 million on the 2007 Notes in the nine months ended September 30, 2011, reducing the outstanding principal from $36.8 million to $22.3 million. The Company will make periodic principal payments until the 2007 Notes are due in 2013 as noted in the table below. Refinancing fees of approximately $0.9 million have been deferred and will be expensed over the remaining term of the credit facility.

The interest rate on both the Revolver and the 2007 Notes is the one month London Interbank Offer Rate (“LIBOR”) plus 275 to 325 basis points based upon the Company’s Consolidated Leverage Ratio (defined in the 2007 Notes), and is payable monthly. At September 30, 2011, the margin was 300 basis points. The average interest rate was 3.23%. The 2007 Notes and the Revolver are secured by the assets of the Company.

Maturities of long-term debt for each of the next 17 months are as follows (in thousands):

Year	Maturing Amounts
2011 (October 1, 2011-December 31, 2011)	$1,750
2012	$13,000
2013	$7,500

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

The following table presents the fair value of the theoretical swap derivative instrument included within the condensed consolidated balance sheet at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010	Balance Sheet Location
Asset Derivatives:

Theoretical swap (1)	$6,558	$6,003	Other assets

(1)	See Note 10, Fair Value Measurements, for a description of how the derivatives shown above are valued.

The following table presents the amounts affecting the condensed consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010:

	Theoretical Swap (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Not Designated as Hedging Instrument:	2011	2010	2011	2010
Amount of gain recognized in income on derivative, pre tax	$36	$649	$555	$1,676

4. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A-1 Redeemable Convertible Preferred Stock

Pursuant to the restated certificate of incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 3,000,000 shares of preferred stock in one or more series. Of these 3,000,000 shares of preferred stock, 75,000 shares have been designated Series A-1. The Series A-1 Preferred Stock has a redemption value of 115% of the face value of the stock, on or after seven years from the date of issuance, or July 3, 2013. The Company recognized $0.4 million for the three months ended September 30, 2011 and 2010 and $1.2 million for the nine months ended September 30, 2011 and 2010, to adjust for the redemption value at maturity.

Additionally, the Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. For the three months ended September 30, 2011 and 2010, $1.5 million of preferred stock accretion was recognized and for the nine months ended September 30, 2011 and 2010, $4.5 million of preferred stock accretion was recognized in the condensed consolidated statements of operations, for the 8% per annum cumulative dividends. The right to receive the accrued, but unpaid dividends is based on a variable interest rate, and as such the difference between the fixed and variable rate of returns is a theoretical swap derivative. The Company bifurcates this feature and accretes it to the Series A-1 Preferred Stock over the life of the security. For the three months ended September 30, 2011 and 2010, $0.4 million and $0.3 million, of preferred stock accretion expense were recognized and for the nine months ended September 30, 2011 and 2010, $1.1 million and $0.9 million of preferred stock accretion expense were recognized for the theoretical swap derivative in the condensed consolidated statement of operations.

Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is being accreted back to the redemption value of the Series A-1 Preferred Stock through July 2013, and generated an additional $0.2 million and $0.2 million of preferred stock accretion for each of the three months and $0.6 million and $0.5 million of preferred stock accretion for each of the nine months ended September 30, 2011 and 2010 in the condensed consolidated statements of operations.

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

The results of operations from these reportable segments were as follows for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Banking	eCommerce	Corporate(1)	Total
Three months ended September 30, 2011:
Revenues	$20,260	$18,151	$—	$38,411
Costs of revenues	11,564	9,630	—	21,194

Gross profit	8,696	8,521	—	17,217
Operating expenses	5,362	4,868	5,101	15,331

Income (loss) from operations	$3,334	$3,653	$(5,101)	$1,886

Three months ended September 30, 2010:
Revenues	$22,319	$14,476	$—	$36,795
Costs of revenues	11,322	8,072	—	19,394

Gross profit	10,997	6,404	—	17,401
Operating expenses	5,943	4,595	4,038	14,576

Income (loss) from operations	$5,054	$1,809	$(4,038)	$2,825

Nine months ended September 30, 2011:
Revenues	$62,136	$53,882	$—	$116,018
Costs of revenues	34,486	29,474	—	63,960

Gross profit	27,650	24,408	—	52,058
Operating expenses	19,161	16,234	22,548	57,943

Income (loss) from operations	$8,489	$8,174	$(22,548)	$(5,885)

Nine months ended September 30, 2010:
Revenues	$67,835	$43,901	$—	$111,736
Costs of revenues	34,053	24,353	—	58,406

Gross profit	33,782	19,548	—	53,330
Operating expenses	18,416	14,019	13,052	45,487

Income (loss) from operations	$15,366	$5,529	$(13,052)	$7,843

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

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

The Company did not experience any impairment of goodwill or other intangible assets for the nine months ended September 30, 2011 or 2010. The Company’s stock price declined from $4.65 as of December 31, 2010 to $2.55 as of September 30, 2011. The Company considered whether or not the decline in stock price indicated an impairment requiring reevaluation of the goodwill. Factors evaluated include consideration of the 2011 financial performance as well as other Company specific matters. The Company’s financial performance exceeded the financial projections included in the annual impairment testing and there was no indication that other assumptions used in the annual impairment testing were no longer appropriate. As a result, the Company concluded that there was no indication of impairment. The Company will continue to monitor its financial performance, stock price and other factors in order to determine if there are any indicators of impairment prior to its annual impairment evaluation date.

7. STOCK BASED COMPENSATION

At September 30, 2011, the Company had three stock-based employee compensation plans. The compensation expense for stock-based compensation was $0.6 million and $0.5 million for the three months and $1.8 million and $2.1 million for the nine months ended September 30, 2011 and 2010, respectively. A portion of the stock based compensation cost has been capitalized as part of software development costs and deferred costs. For each of the three months ended September 30, 2011 and 2010, less than $0.1 million was capitalized as part of software development costs and deferred costs. For the nine months ended September 30, 2011 and 2010, $0.1 million and less than $0.1 million, respectively, was capitalized as part of software development costs and deferred costs.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dividend yield	—	—	—	—
Expected volatility	0%	0%	66%	62%
Risk-free interest rate	0%	0%	2.63%	2.75%
Expected life in years	0	0	6.4	6.4

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

A summary of stock option activity as of September 30, 2011, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,512	$5.41
Granted	20	$3.83
Exercised	(278)	$2.82
Forfeited or expired	(256)	$5.70

Outstanding at September 30, 2011	1,998	$5.72	2.64	$55

Vested or expected to vest at September 30, 2011	1,994	$5.72	2.61	$55
Exercisable at September 30, 2011	1,679	$5.98	2.11	$55

At September 30, 2011, approximately 1,712,000 shares of stock options were outstanding under the 1999 or 2005 Plans. Additionally, approximately 20,000 stock options were granted outside the Company’s plans to a new executive employee and 266,000 stock options were granted outside the Company’s plans to the Company’s CEO as an inducement to join the Company during the second quarter of 2011 and 2010, respectively.

No options were granted during the three months ended September 30, 2011 and 2010. The weighted-average grant-date fair value of options granted was $2.40 and $2.80 per share during the nine months ended September 30, 2011 and 2010, respectively. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the grant price. The intrinsic value of options exercised in the three months ended September 30, 2011 and 2010 was $0.1 million and $0.1million, respectively and $0.4 million and $0.5 million, respectively, for the nine months ended September 30, 2011 and 2010.

As of September 30, 2011, there was $0.6 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. This cost is expected to be recognized over a weighted average period of 2.4 years.

Cash received from option exercises under all share-based payment arrangements for the three months ended September 30, 2011 and 2010 was $0.2 million and $0.8 million, respectively, and $0.8 million and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively, net of shares repurchased to cover the cost of certain exercises and taxes. The tax benefits related to the deductions from option exercises of the share-based payment arrangements will be recognized when those deductions, currently being carried forward as net operating losses, reduce taxes payable.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock units as of the nine months ended September 30, 2011, and changes for the period then ended, is presented below (in thousands, except grant-date fair value data):

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2011	1,134	$4.88
Granted	932	$3.01
Vested	(466)	$4.79
Forfeited	(177)	$5.88

Non-vested at September 30, 2011	1,423	$3.55

At September 30, 2011, there were approximately 1,158,000 shares of non-vested restricted stock units under the 1999 or 2005 Plans. Additionally, approximately 265,000 shares of non-vested restricted stock units were granted outside the Company’s plans.

The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of September 30, 2011, there was $3.8 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of 1.7 years.

8. INCOME TAXES

The Company recorded income tax expense based on the estimated effective tax rate for the full year, adjusted for non-forecastable items recorded during the first nine months of 2011.

The Company’s effective tax rate was 48.3% and 45.6% for the three months ended September 30, 2011 and 2010, respectively and 38.5% and 39.9% for the nine months ended September 30, 2011 and 2010, respectively. The year over year change in the effective tax rate relates to permanent differences, state taxes, and a stock based compensation relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.

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

9. NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted net loss available to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$826	$1,702	$(3,803)	$4,951
Preferred stock accretion	2,501	2,413	7,389	7,124

Net loss available to common shareholders	$(1,675)	$(711)	$(11,192)	$(2,173)

Weighted average shares outstanding used in calculation of net loss available to common stockholders per share:
Basic	32,032	31,148	31,815	30,850
Dilutive stock options	—	—	—	—

Diluted	32,032	31,148	31,815	30,850

Net loss available to common stockholders per share:
Basic	$(0.05)	$(0.02)	$(0.35)	$(0.07)
Diluted	$(0.05)	$(0.02)	$(0.35)	$(0.07)

Approximately 8,018,863 and 8,309,485 shares of common stock equivalents for the three months ended September 30, 2011 and 2010, respectively, and approximately 7,807,940 and 8,146,659 shares of common stock equivalents for the nine months ended September 30, 2011 and 2010, respectively were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

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

The tables below show how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at September 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$7,192	$—	$—	$7,192
Theoretical swap derivative(1)	—	—	6,558	6,558

	$7,192	$—	$6,558	$13,750

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$12,162	$—	$—	$12,162
Theoretical swap derivative(1)	—	—	6,003	6,003

	$12,162	$—	$6,003	$18,165

(1)	Represents the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock issued in conjunction with the Princeton eCom acquisition on July 3, 2006. Management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.

The following tables are summaries of the Company’s financial assets that use Level 3 inputs to measure fair value (in thousands):

Theoretical Swap Derivative
Balance as of January 1, 2011	$6,003
Realized and unrealized gain(1)	555

Balance as of September 30, 2011	$6,558

Theoretical Swap Derivative
Balance as of January 1, 2010	$4,668
Realized and unrealized gain(1)	1,676

Balance as of September 30, 2010	$6,344

(1)	The realized and unrealized gains are included as interest expense in the condensed consolidated statements of operations for the nine months ended September 30, 2011 and September 30, 2010.

11. OPERATIONS BY GEOGRAPHIC AREA

The following table presents certain enterprise-wide information about the Company’s operations by geographic area (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010
Revenues
United States	$116,018	$111,736
India	—	—

	$116,018	$111,736

Long-lived assets
United States	$22,253	$25,561
India	26	—

	$22,279	$25,561

12. COMPONENTS OF COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires that items defined as comprehensive income (loss) be separately classified in the financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet. The following table reconciles the Company’s net loss available to common stockholders and its total comprehensive net loss for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss available to common stockholders	$(1,675)	$(711)	$(11,192)	$(2,173)
Other comprehensive loss:
Foreign currency transactions net unrealized (loss) gain	(35)	—	(35)	—

Comprehensive net loss	$(1,710)	$(711)	$(11,227)	$(2,173)

13. COMMITMENTS & CONTINGENCIES

On April 22, 2011 a civil jury in the Circuit Court of Fairfax County, Virginia returned a verdict in the employment-related lawsuit filed against the Company by its former chairman and chief executive officer, Matthew P. Lawlor. The jury found in his favor on some, but not all, of his claims and awarded him a portion of the total damages he had requested. A final judgment in the case has not been entered by the court pending post-trial motions and related proceedings. While the court denied the Company’s post-trial motion to set aside the verdict on those counts awarded in favor of Lawlor, the court granted the Company’s motion for summary judgment, with prejudice, to dismiss the particular counts of Mr. Lawlor’s claims for declaratory judgment and injunctive relief with respect to his claims arising under the Company’s stock-based equity incentive plans. The court also awarded Lawlor most of his attorneys’ fees in the case, which the Company strongly opposes. The Company anticipates the court’s entry of final judgment in the case in the near future. Upon the court’s entry of a final judgment, the Company intends to take all requisite steps to secure and pursue an appeal of the judgment to the Supreme Court of the Commonwealth of Virginia.

The Company has accrued $7.7 million to reflect the entire jury award, plus statutory interest and an estimate of additional expenses which may be recoverable (in whole or in part) by Mr. Lawlor in the event the Company is ultimately unsuccessful either in obtaining the right to appeal the judgment or in obtaining a reversal upon appeal, if granted. This amount is shown as Reserve for potential legal liability in the condensed consolidated statement of operations.

The Company also is the defendant in a civil action, Kent D. Stuckey v. Online Resources Corporation, U.S. District Court for Southern Dist. Ohio, Eastern Div., Case No. 2:08-CV-1188. This lawsuit was filed on December 19, 2008 by Mr. Stuckey, the former Chief Executive Officer and Chairman of Internet Transaction Solutions, Inc. (“ITS”), a company that Online Resources acquired in August 2007. The plaintiff has purported to bring this suit in a representative capacity on behalf of all former ITS stockholders. Plaintiff’s primary allegation is that the stockholders of ITS were damaged as a result of the failure of Online Resources to register the shares that were received in the acquisition of ITS. Online Resources has disputed all the claims made by the plaintiff, and believes no material exposure will result from the claims asserted.

On June 30, 2011 the Company filed a civil complaint for declaratory judgment against Autoscribe Corporation and Pollin Patent Licensing, LLC in federal district court in Maryland (Online Resouces Corp. v. Autoscribe Corporation, Pollin Patent Licensing, LLC, U.S. Dist. Court for Dist. MD, Southern/Greenbelt Div., Case No. 8:11-cv-01801-JFM). The Company’s complaint seeks equitable declarations of non-infringement and invalidity with respect to certain U.S. patents asserted by the defendants against the Company. On July 26, 2011 the defendants filed an answer and counterclaim for patent infringement against the Company, including claims for undisclosed damages under applicable law. The Company intends to vigorously pursue its complaint and to oppose the defendants’ counter-claims.

The Company has determined not to record a loss provision related to the above-described Stuckey and Autoscribe cases. It is reasonably possible that subsequent events in these cases could cause the Company to reconsider its determination and to record a loss provision or to increase any prior loss provision in any pending litigation.

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

•

exposure to increased state, federal, and industry-imposed compliance costs and risks associated with new and increasing regulation pertaining to our business, as well as heightened corporate governance and disclosure standards;

•	the liquidation preference rights and redemption rights associated with our outstanding shares of preferred stock;

•	the voting rights of our preferred stock restricting our right to take certain actions;

•	the potential losses we may incur from the impairment of the goodwill we have obtained from our acquisitions;

•	our inability to obtain additional financing to grow our business;

•	the concentration of our clients in a small number of industries, including the financial services industry, and changes within those industries reducing demand for our products and services;

•	the failure to retain existing end-users or changes in their continued use of our services adversely affecting our operating results;

•	demand for low-cost or free online financial services and competition placing significant pressure on our pricing structure and revenues;

•	exposure to greater than anticipated tax liabilities;

•	our quarterly financial results being subject to fluctuations and having a material adverse effect on the price of our stock;

•	our limited ability to protect our proprietary technology and other rights;

•	the need to redesign our products, pay royalties or enter into license agreements with third parties as a result of our infringement or alleged infringement of proprietary rights of third parties;

•	the potential obsolescence of our technology or the offering of new, more efficient means of conducting account presentation and payments services negatively impacting our business;

•	errors and bugs existing in our internally developed software and systems as well as third-party products;

•	the disruption of our business and the diversion of management’s attention resulting from breach of contract or product liability suits;

•	difficulties in integrating acquired businesses;

•	our having limited knowledge of, or experience with, the industries served and products provided by our acquired businesses;

•	the increase in the size of our operations and the risks described herein from acquisitions or otherwise;

•	the liabilities or obligations that were not or will not be adequately disclosed from acquisitions we have made and may make;

•	the claims that may arise from acquired companies giving us limited warranties and indemnities in connection with their businesses;

•

the effect on the trading price of our stock from the sale of the substantial number of shares of common and convertible preferred stock outstanding, including shares issued in connection with certain acquisitions and shares that may be issued upon exercise of grants under our equity compensation plans;

•	the significant amount of debt which we will have to repay;

•	the adverse effect to the market price of our common stock from future offerings of debt and preferred stock which would be senior to our common stock upon liquidation;

•	the acceleration of repayment of borrowed funds if a default under the terms of our credit agreement arises;

•	The inability to obtain additional financing or renegotiate our existing debt facility and preferred security; and

•	The inability to gain a reversal of the jury verdict obtained against us by our former chairman and chief executive officer.

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

We currently derive approximately 75% of our revenues from payments and 25% from internet banking, account presentation and other services. These other services include customer care and consumer marketing services to support consumers and assist our clients in delivering a favorable user experience. It also includes professional services, including internet banking software solutions that enable various customization and deployment options.

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

We are headquartered in Chantilly, Virginia. We also maintain operations facilities in Princeton, New Jersey, Parsippany, New Jersey, Woodland Hills, California, Columbus, Ohio Pleasanton, California and Bangalore, India and an additional data center facility in Newark, New Jersey. We were incorporated in Delaware in 1989.

Registered end-users using account presentation, bill payment or both, and the payment transactions executed by those end-users are the major drivers of our revenues. At September 30, 2011 in comparison to December 31, 2010, the number of users of our account presentation services increased 5% and the number of users of our payment services decreased 3%, for an overall 1% decrease in users.

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

As a network-based service provider, we have made substantial up-front investments in infrastructure, particularly for our proprietary systems. We invested approximately $5.6 million for the nine months ended September 30, 2011, and $5.9 million and $6.2 million for the years ended December 31, 2010 and 2009, respectively. These investments were made to create new products, enhance the functionality of existing products and improve our infrastructure. Product enhancements allow us to remain competitive, retain existing clients and attract new clients. New products allow us to increase revenue and attract new clients. Infrastructure investments allow us to leverage ongoing advances in technology to improve our operating efficiency and capture cost savings.

Registered end-users using account presentation, payment services or both, and the payment transactions executed by those end-users are the major drivers of our revenues. Since September 30, 2010, the number of account presentation services users increased by 10%, and the number of payment services users increased 2%, for an overall 3% increase in users. The increase in account presentation services users is due to new clients as well as increased users with existing clients.

Results of Operations The following table presents the summarized results of operations for our two reportable segments, Banking and eCommerce (dollars in thousands):

	$116,018	$116,018	$116,018	$116,018	$116,018	$116,018	$116,018	$116,018
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenues:
Banking	$20,260	53%	$22,319	61%	$62,136	54%	$67,835	61%
eCommerce	18,151	47%	14,476	39%	53,882	46%	43,901	39%

Total	$38,411	100%	$36,795	100%	$116,018	100%	$111,736	100%

	$116,018	$116,018	$116,018	$116,018	$116,018	$116,018	$116,018	$116,018
	Dollars	Margin	Dollars	Dollars	Margin	Margin	Dollars	Margin

Gross profit:
Banking	$8,696	43%	$10,997	49%	$27,650	44%	$33,782	50%
eCommerce	8,521	47%	6,404	44%	24,408	45%	19,548	45%

Total	$17,217	45%	$17,401	47%	$52,058	45%	$53,330	48%

Operating expenses:
Banking	$5,362	35%	$5,943	41%	$19,161	33%	$18,416	40%
eCommerce	4,868	32%	4,595	31%	16,234	28%	14,019	31%
Corporate(1)	5,101	33%	4,038	28%	22,548	39%	13,052	29%

Total	$15,331	100%	$14,576	100%	$57,943	100%	$45,487	100%

	$116,018	$116,018	$116,018	$116,018	$116,018	$116,018	$116,018	$116,018
	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
Income from operations:
Banking	$3,334	16%	$5,054	23%	$8,489	14%	$15,366	23%
eCommerce	3,653	20%	1,809	12%	8,174	15%	5,529	13%
Corporate(1)	(5,101)		(4,038)		(22,548)		(13,052)

Total	$1,886	5%	$2,825	8%	$(5,885)	(5)%	$7,843	7%

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Revenues

We generate revenues from account presentation, payment, relationship management and professional services and other revenues.

	Three Months Ended
	September 30,		Change
	2011(1)	2010(1)	Difference(1)%
Revenues:
Account presentation services	$2,918	$2,237	$681	30%
Payment services	28,082	27,699	383	1%
Relationship management services	1,664	2,358	(694)	(29)%
Professional services and other	5,747	4,501	1,246	28%

Total revenues	$38,411	$36,795	$1,616	4%

Payment metrics:
Banking payment transactions	36,659	36,754	(95)	—%
Biller payment transactions	22,174	18,014	4,160	23%

(1)	In thousands

Account Presentation Services. Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased 30%, or $0.7 million, to $2.9 million. The increase is primarily due to a $0.1 million increase in user fees, $0.1 million increase in license fees, $0.4 million increase in hosting fees and $0.1 million in card usage fees.

Payment Services. Both the Banking and eCommerce segments contribute to payment services revenues, which increased 1%, or $0.4 million, to $28.1 million. The increase is primarily due to a $1.7 million increase in transaction fees offset by $1.4 million decrease in user fees.

Relationship Management Services. Primarily composed of revenues from the Banking segment, relationship management services revenues which decreased 29%, or $0.7 million, to $1.7 million. The decrease is primarily due to a $0.1 million decrease in new user set up fees, $0.1 million decrease in marketing program revenue and $0.5 million decrease in other user fees.

Professional Services and Other. Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased $1.2 million, or 28%, to $5.7 million. The increase is primarily due to a $0.1 million increase in cancellation fees, $0.7 million increase in professional service fees, $0.2 million increase in implementation fees, and $0.1 million increase in user fees for ancillary services.

Costs and Expenses

	Three Months Ended
	September 30,		Change
	2011(1)	2010(1)	Difference(1)%
Revenues	$38,411	$36,795	$1,616	4%
Costs of revenues	21,194	19,394	1,800	9%

Gross profit	17,217	17,401	(184)	(1)%
Gross margin	45%	47%
Operating expenses
General and administrative	7,966	7,399	567	8%
Reserve for potential legal liability	—	—	—	—
Sales and marketing	4,760	4,900	(140)	(3)%
Systems and development	2,605	2,277	328	14%

Total operating expenses	15,331	14,576	755	5%

Income from operations	1,886	2,825	(939)	(33)%
Other income (expense)
Interest income	21	18	3	17%
Interest and other (expense) income	(310)	286	(596)	(208)%

Total other income (expense)	(289)	304	(593)	(195)%

Income before tax provision	1,597	3,129	(1,532)	(49)%
Income tax provision	771	1,427	(656)	(46)%

Net income	826	1,702	(876)	(51)%
Preferred stock accretion	2,501	2,413	88	4%

Net loss available to common stockholders	$(1,675)	$(711)	$(964)	(136)%

Net loss available to common stockholders per share:
Basic	$(0.05)	$(0.02)	$(0.03)	(150)%
Diluted	$(0.05)	$(0.02)	$(0.03)	(150)%
Shares used in calculation of net loss available to common stockholders per share:
Basic	32,032	31,148	884	3%
Diluted	32,032	31,148	884	3%

(1)	In thousands except for per share amounts.

Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased $1.8 million, or 9%, to $21.2 million for the three months ended September 30, 2011 due to increases in interchange fees of $1.4 million and increased repair and maintenance expense of $0.4 million.

Gross Profit. Gross profit decreased $0.2 million for the three months ended September 30, 2011 and gross margin as a percentage of revenues decreased from 47% in the prior year quarter to 45% in the current quarter.

General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $0.6 million, or 8%, to $8.0 million for the three months ended September 30, 2011 due to a $0.5 million increase in employee bonus expense.

Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses decreased $0.1 million, or 3%, to $4.8 million for the three months ended September 30, 2011. The decrease is due to decreased amortization of intangible assets.

Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $0.3 million, or 14%, to $2.6 million for the three months ended September 30, 2011 primarily due to increased India operating costs of $0.2 million.

Income from Operations. Income from operations decreased $0.9 million, or 33%, to $1.9 million for the three months ended September 30, 2011. The decrease is due to increased general and administrative expenses and system and development costs.

Interest Income. Interest income decreased by $0.6 million, or 208% for the three months ended September 30, 2011. This decrease is due to a $0.6 million reduction in the increase to the fair value of the theoretical swap derivative.

Interest and Other Expense (Income). Interest and other expense remained constant for the three months ended September 30, 2011 compared to the same period in the prior year.

Income Tax Provision. We recognized tax expense for the three months ended September 30, 2011, as a result of $1.6 million of income before income taxes generated during the third quarter of 2011. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent differences and state taxes.

Preferred Stock Accretion. The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased 4% due to compounding of dividends.

Net Loss Available to Common Stockholders. Net loss available to common stockholders decreased $1.0 million to a net loss of $1.7 million for the three months ended September 30, 2011, compared to net loss of $0.7 million for the three months ended September 30, 2010. Basic and diluted net loss available to common stockholders per share was $0.05 for the three months ended September 30, 2011, compared to a net loss available to common stockholders of $0.02 for the three months ended September 30, 2010. Basic and diluted shares outstanding increased by 3% primarily as a result of shares issued in connection with the exercise of stock options, issuance of restricted stock units and our employees’ participation in the employee stock purchase plan.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Revenues

Revenues increased $4.3 million, or 4%, to $116 million for the nine months ended September 30, 2011.

	Nine Months Ended September 30,		Change
	2011(1)	2010(1)	Difference(1)%
Revenues:
Account presentation services	$8,378	$6,676	$1,702	25%
Payment services	85,948	85,576	372	—%
Relationship management services	5,195	6,498	(1,303)	(20)%
Professional services and other	16,497	12,986	3,511	27%

Total revenues	$116,018	$111,736	$4,282	4%

Payment metrics:
Banking transactions	112,012	109,204	2,808	3%
Biller payment transactions	65,404	52,012	13,392	26%

Notes:

(1)	In thousands

Account Presentation Services. Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased 25%, or $1.7 million, to $8.4 million. The increase is primarily due to a $1.4 million increase in hosting fees and $0.2 million increase in user fees and a $0.2 million increase in license fees.

Payment Services. Both the Banking and eCommerce segments contribute to payment services revenues, which increased 0%, or $0.4 million, to $86.0 million. The increase is primarily due to a $4.5 million increase in transaction fees offset by a $4.2 million decrease in user fees.

Relationship Management Services. Primarily composed of revenues from the Banking segment, relationship management services revenues decreased 20%, or $1.3 million to $5.2 million due to a $0.3 million decrease in new user set up fees, $0.2 million decrease in revenues from marketing programs, $0.1 million decrease in license fees and a $0.6 million decrease in other user and license fees.

Professional Services and Other. Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased $3.5 million, or 27%. The increase is due to a $0.6 million increase in cancellation fees, a $1.7 million increase in professional service fees, a $0.4 million increase in license fees, $0.3 million increase in user fees for ancillary services and a $0.4 million increase in implementation fees.

Costs and Expenses

	Nine Months Ended September 30,		Change
	2011(1)	2010(1)	Difference(1)%
Revenues	$116,018	$111,736	$4,282	4%
Costs of revenues	63,960	58,406	5,554	10%

Gross profit	52,058	53,330	(1,272)	(2)%
Gross margin	45%	48%
Operating expenses
General and administrative	27,127	23,427	3,700	16%
Reserve for potential legal liability	7,700	—	7,700	100%
Sales and marketing	15,165	14,657	508	3%
Systems and development	7,951	7,403	548	7%

Total operating expenses	57,943	45,487	12,456	27%

(Loss) income from operations	(5,885)	7,843	(13,728)	(175)%
Other income (expense)
Interest income	77	39	38	97%

Interest and other (expense) income	(378)	351	(729)	(208)%

Total other income (expense)	(301)	390	(691)	(177)%

(Loss) income before tax (benefit) provision	(6,186)	8,233	(14,419)	(175)%
Income tax (benefit) provision	(2,383)	3,282	(5,665)	(173)%

Net (loss) income	(3,803)	4,951	(8,754)	(177)%
Preferred stock accretion	7,389	7,124	265	4%

Net loss available to common stockholders	$(11,192)	$(2,173)	$(9,019)	(415)%

Net loss available to common stockholders per share:

Basic	$(0.35)	$(0.07)	$(0.28)	(400)%

Diluted	$(0.35)	$(0.07)	$(028)	(400)%
Shares used in calculation of net loss available to common stockholders per share:
Basic	31,815	30,850	965	3%
Diluted	31,815	30,850	965	3%

Notes:

(1)	In thousands except for per share amounts.

Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased $5.6 million, or 10%, to $64.0 million for the nine months ended September 30, 2011 due to increases in interchange fees of $4.6 million, increased repair and maintenance costs of $0.6 million and increased data communication costs of $0.5 million.

Gross Profit. Gross profit decreased $1.3 million for the nine months ended September 30, 2011 and gross margin as a percentage of revenues decreased from 48% in the prior nine months ended September 30, 2010 to 45% for the nine months ended September 30, 2011.

General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $3.7 million, or 16%, to $27.1 million for the nine months ended September 30, 2011 due to an increase in legal fees of $2.5 million and an increase in employee bonus of $1.5 million offset by a decrease in consultant costs of $0.4 million.

Reserve for potential legal liability. In 2011, the Company accrued $7.7 million to reflect a jury award, statutory interest and estimate of legal fees which may be recoverable by the Company’s former Chairman and Chief Executive Officer, Matthew P. Lawlor, related to a lawsuit he filed against the Company.

Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses increased $0.5 million, or 3%, to $15.2 million for the nine months ended September 30, 2011. The increase is due to increased employee compensation of approximately $0.5 million.

Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $0.5 million, or 7%, to $8.0 million for the nine months ended September 30, 2011. The increase is due to an increase in consultant costs of $0.2 million, an increase of capitalized software costs of $1.1 million, an increase in implementation costs of $0.4 million and an increase in India costs of $0.2 million offset by lower employee compensation of $1.5 million.

(Loss) Income from Operations. (Loss) income from operations decreased $13.7 million for the nine months ended September 30, 2011 compared to the same period in the prior year.

Interest Income. Interest income remained constant for the nine months ended September 30, 2011 compared to the same period in the prior year.

Interest and Other (Expense) Income. Interest and other expense decreased by $0.7 million for the nine months ended September 30, 2011 due to reduced interest payments on the 2007 Notes of approximately $0.3 million and a increase in realized gains of $0.1 million offset by a decrease in the fair value of the theoretical swap derivative which increased other expense by approximately $1.1 million.

Income Tax (Benefit) Provision. We recognized tax benefit for the nine months ended September 30, 2011, as a result of $6.2 million of loss before income taxes generated during the first nine months of 2011. Our effective tax rate for the period was 38.5%. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent differences, state taxes, and a stock based compensation adjustment of approximately $0.2 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.

Preferred Stock Accretion. The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased 4% due to compounding of dividends.

Net Loss Available to Common Stockholders. Net loss available to common stockholders increased $9.0 million to net loss of $11.2 million for the nine months ended September 30, 2011, compared to net loss of $2.2 million for the nine months ended September 30, 2010. Basic and diluted net loss available to common stockholders per share was $0.35 for the nine months ended September 30, 2011, compared to a net loss available to common stockholders per share of $0.07 for the nine months ended September 30, 2010. Basic and diluted shares outstanding increased by 3% primarily as a result of shares issued in connection with the exercise of stock options, issuance of restricted stock units and our employees’ participation in the employee stock purchase plan.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $16.2 million for the nine months ended September 30, 2011. This represented a $6.0 million decrease in cash provided by operating activities compared to the same period in the prior year, which was primarily the result of a decrease in net income of $8.7 million and a decrease to deferred tax benefits of $6.5 million offset by the impact of the reserve for potential legal liability of $7.7 million and a decrease in the change in the fair value of the theoretical swap derivative of $1.1 million.

Net cash used by investing activities for the nine months ended September 30, 2011 was $5.6 million, which was the result of capital expenditures.

Net cash used by financing activities was $14.6 million for the nine months ended September 30, 2011, which was primarily the result of $14.5 million of payments on our 2007 Notes and $0.8 million of debt issuance costs offset by $0.8 million in net proceeds from the issuance of common stock.

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

Our future capital requirements will depend upon many factors, including our need to finance any future acquisitions, the timing of research and product development efforts and the expansion of our marketing efforts. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related equipment, and personnel.

The Company’s current cash balance and projected cash flows are not sufficient to repay both the $22.3 million in 2007 Notes due in 2013 and the Series A-1 Convertible Preferred Stock redemption value of 115% of the face value of the stock plus accrued dividends and escalation accrual putable on or after July 3, 2013, and the reserve for potential legal liability should it become payable . If we are unable to obtain additional financing or renegotiate our Preferred security, there can be no assurance that we will be able to make the necessary payments.

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

We earn float interest in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. As such, the float interest earned is classified as payment services revenue in our condensed consolidated statements of operations. This float interest revenue is exposed to changes in the general level of U.S. interest rates as it relates to the balances of these clearing accounts. The float interest totaled $0.1 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively. If there was a change in interest rates of one percent as of September 30, 2011, revenues associated with float interest would have increased by approximately $1.4 million for the nine months ended September 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), and for internal controls over financial reporting.

(a) As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management including our CEO and CFO as appropriate to allow timely decisions regarding disclosures.

(b) There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2011 (as required by Exchange Act Rules 13a-15(d) and 15d-15(d)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instance of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We previously reported on the verdict in the litigation of Lawlor vs. Online Resources Corporation in our Form 10-Q for the quarter ended March 31, 2011. In the quarter ended September 30, 2011, the court in the Lawlor case awarded attorney’s fees to Lawlor. The amount of such fees was previously reserved in connection with the verdict. Upon entry of a final judgment in the case, we intend to seek an appeal to set aside the verdict and the award of attorney’s fees.

From time to time, we are named as a defendant in other legal actions. See Note 13 to our financial statements as to several other pending cases. Our current assessment of the pending legal actions referenced in Note 13, other than the Lawlor case, has caused us to conclude that none of the other actions is material. Moreover, we have determined no need exists to record a loss provision for any of these other actions. It is possible, however, that subsequent events in any litigation may cause us to reconsider our assessments and determinations, including the need to increase loss provisions, unless we believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, have previously established adequate reserves.

ITEM 1A.	RISK FACTORS

There have been no material changes to risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2011 except for the following:

If we are unable to obtain additional financing or renegotiate our Preferred security, it could have a material adverse effect on our business. The Company’s current cash balance and projected cash flows are not sufficient to repay both the $22.3 million in 2007 Notes due in 2013 and the Series A-1 Convertible Preferred Stock redemption value of 115% of the face value of the stock plus accrued dividends and escalation accrual putable on or after July 3, 2013, and the reserve for potential legal liability should it become payable. If we are unable to obtain additional financing or renegotiate our Preferred security, there can be no assurance that we will be able to make the necessary payments in accordance with our obligations thereunder.

If we are unable to gain a reversal of the recent jury verdict obtained against us by our former chairman and chief executive officer, our financial conditions may be adversely affected and we may be required to seek additional financing to satisfy our need for available funds.

In April 2011 Matthew P. Lawlor, our former chairman and chief executive officer, obtained a jury verdict against us on several of the claims contained in his employment-related lawsuit against the Company. Mr. Lawlor was awarded $5.3 million in damages plus pre-judgment interest and attorneys’ fees. As a result of this jury verdict, we have recorded an aggregate reserve of $7.7 million. We plan to proceed with an appeal of the verdict once a final judgment is entered. If we are unable to obtain the right to appeal or have the final judgment in the case reversed on appeal, the judgment may become payable at a time when we have insufficient working capital or available funds. In that case, we may be required to seek additional funds that may not be available on commercially reasonable terms or at all. Under such circumstances, our financial condition could be adversely affected.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(Removed and Reserved).

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit 10.1	— Second Amendment to Credit Agreement
Exhibit 31.1	— Rule 13a-14a Certification of Chief Executive Officer
Exhibit 31.2	— Rule 13a-14a Certification of Chief Financial Officer
Exhibit 32	— Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE RESOURCES CORPORATION

Date: November 8, 2011	By:	/s/ Joseph L. Cowan
Joseph L. Cowan
President and Chief Executive Officer (Principal Executive Officer)

ONLINE RESOURCES CORPORATION

Date: November 8, 2011	By:	/s/ Catherine A. Graham
Catherine A. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)