Form 10-K
period 2011-12-31
ONLINE RESOURCES CORP
filed 2012-03-14
CIK 888953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to $3.26 as of the last business day of the registrant’s most recently completed second fiscal quarter was $104 million.

As of March 8, 2012, the registrant had 32,318,324 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ONLINE RESOURCES CORPORATION

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Forward-looking statements convey current expectations or forecasts of future events for Online Resources Corporation and its consolidated subsidiaries. All statements contained in this report, other than statements of historical fact, including statements regarding our future financial performance and financial position, business strategy and plans, and our objectives for future operations, are forward-looking. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could”, “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “forecast”, “potential,” “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from any forward-looking statement. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements we may make. Neither we nor any other person assumes responsibility for the accuracy and completeness of the forward looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

This Annual Report on Form 10-K also contains statistical data and estimates, including those relating to market size and growth rates of the markets in which we participate, that we obtained from industry publications and generated with internal analysis and estimates. These publications include forward-looking statements made by the authors of such reports. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. Actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Although we believe these sources are reliable, we have not independently verified the foregoing information and cannot assure you of its accuracy or completeness.

PART I

Item 1.	Business Overview

As used in the discussion below, the words “we,” “us,” “our”, the “Company” or “Online Resources” refer to Online Resources Corporation (and its subsidiaries), except where the context otherwise requires.

Business Overview

Online Resources develops and supplies our proprietary Digital Payment Framework to power ePayments choices between millions of consumers and financial institutions, creditors and billers. We service two primary business lines: bill payment and transaction processing, and online banking and account presentation. The Company’s digital bill payment services directly link financial interactions between banks and billers, while our outsourced, web- and phone-based financial technology services enable clients to fulfill payment, banking and other financial services to their millions of end users. The Online Resources Digital Payment Framework is built upon a foundation of security and innovation, and features a wide range of configurable services enabling our clients to take advantage of industry-leading agility, flexibility and breadth of solution.

Online Resources provides outsourced, web- and phone-based financial technology services to financial institution, biller, card issuer and creditor clients to fulfill payment, banking and other financial services to their millions of consumer end users. Our products and services enable our clients to provide their consumer end users with the ability to perform various self-service functions including electronic bill payments and funds transfers, which utilize our unique, real-time debit architecture, Automated Clearing House (“ACH”) and other payment methods, as well as gain online access to their accounts, transaction histories and other information.

Online Resources delivers products and services to two primary audiences in the banking and biller markets:

•

For banks, credit unions, and other depository financial institutions, we provide digital bill payment and online banking services. Our bill payment services provide clients a cost-effective solution to process transactions for their consumer end users. Our online banking solutions include an integrated suite of web-based account presentation and payment services, as well as supporting call center, consumer marketing, and professional services. These solutions give clients an enhanced experience for their users, the marketing processes to drive Internet channel adoption, and innovative products and services that help them maintain their competitive position.

The bill payment services offered to our banking clients use our proprietary payments gateway, which leverages real-time electronic funds transfer, also known as EFT, infrastructure and technology. By debiting end users’ accounts in real-time, we are able to improve the speed, cost and certainty of payments, while eliminating the risk that bills will be paid against insufficient funds.

•

For billers, card issuers, and credit providers, we provide web- and phone-based payment, account presentation, and web collections services, along with supporting professional services. Our Digital Payment Framework enables a full suite of consumer payment options, including acceptance of payments made by credit card, signature debit card, Automated Clearing House (“ACH”), and PIN-less debit, through multiple channels including online, interactive voice response, or IVR, and call center customer service representatives. These options also include flexible payment scheduling, convenience payments, bill presentment, and other advanced payment and collection services.

Online Resources products and services enable all clients to provide their consumer end users with the ability to perform various self-service functions including electronic bill payments and funds transfers, which utilize our unique, real-time debit architecture, ACH and other payment methods, as well as gain online access to their accounts, transaction histories, and other information.

We currently derive approximately 75% of our revenues from payments and 25% from Internet banking, account presentation, and other services. These other services include customer care and consumer marketing services to support consumers and assist our clients in delivering a favorable user experience. It also includes professional services, including Internet banking software solutions that enable various customization and deployment options.

We believe our domain expertise fulfills a significant need among both smaller financial services providers, who lack the internal resources to build and operate web-based financial services, and larger providers and billers, who outsource niche solutions in order to use their internal resources elsewhere. We also believe that, because our business requires significant infrastructure along with a high degree of agility and flexibility, real-time solutions, and the ability to integrate financial information and highly reliable transaction processing, we provide valuable service offerings in defensible market segments.

We are headquartered in Chantilly, Virginia. We also maintain operations facilities in Princeton, New Jersey; Parsippany, New Jersey; Woodland Hills, California; Columbus, Ohio; Pleasanton, California; and Bangalore, India; with an additional data center facility in Newark, New Jersey. We are a Delaware corporation, and were incorporated in 1989.

Our Industry

The Internet represents an important channel for payments and account presentation services to consumers and businesses, driven in part by the 24 hours a day, seven days a week access to financial services that it makes available. By offering web- and phone-based services, financial services providers and billers become more competitive within their markets, retaining existing end users, attracting new ones, and expanding end user relationships.

Consumer demand for the services we enable for our financial institution and biller clients continues to grow. Javelin Strategy & Research, a technology research and advisory firm, predicts that 55 million households will pay bills online in 2014, up from 46 million at the end of 2011. Also, Javelin Strategy & Research supported this growth proposition for the bank and credit union market when it estimated that the number of U.S. households banking online will grow from 75 million in 2011 to 83 million in 2014.

The largest U.S. financial services providers typically develop and maintain their own hosted solution for the delivery of web-based financial services and outsource only niche services. By contrast, the majority of small to mid-sized providers, including the approximately 16,000 banks and credit unions in the U.S. with assets of less than $20 billion, outsource their web-based financial services to a technology services provider. These smaller providers need to provide an increasing level of web-based services, but frequently lack the capital, expertise or information technology resources to develop and maintain these services in-house.

Many of the factors driving the outsourcing of web-based financial services in the depository financial institution market are also driving the outsourcing of similar services in the credit card issuer and processor market. For example, credit card issuers are reducing operating costs while increasing cardholder loyalty as a greater number of cardholders use the web to manage their credit card accounts. Forrester Research, a technology research and advisory firm, reported in its May 2011 Boosting Revenue with Merchant-Funded Offers Report that 73% of US online adults who own a credit card now manage one or more of their credit card accounts online.

In the biller market, use of the online channel is being driven primarily by the high cost of processing paper bills and checks. According to the 2010 Federal Reserve Payments Study, an estimated 8.6 billion checks were written by U.S. consumers to pay bills in 2009, down from an estimated 10.7 billion in 2006. According to the US Postal Service, 48% of consumer bill payments were paid electronically in 2010, compared to 23% in 2004. We believe increased consumer access to the Internet, and the continued cost to both the biller and the consumer of processing paper bills and checks, will continue to drive billers toward use of the web channel to provide and manage their payments.

Our Strategy

Our objective is to become a leading supplier of electronic payments and related services to financial institutions, billers, card issuers, and credit providers by developing advanced technology solutions, leveraging our proprietary payments gateway, and delivering high-quality supporting business process services.

In 2011 we started executing on the 2010 assessment of the business, looking at the needs of the markets we serve and identifying which of those needs are best served by the capabilities we have or can develop. We then identified strengths and weaknesses within our business and used those to develop areas of focus for improving product offerings, increasing client satisfaction and creating operating efficiencies in our business. These areas of focus include:

•

enhancing our products and processes with self-service tools to enable greater client control of their applications, enhancing ease of use for end users, improving our response times and increasing operating efficiencies;

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

We believe that we will continue to enhance this strategy in 2012. By focusing in these areas, continue to pursue our strategy to restart growth in our business and solidify our market position as a premier payments provider. These outcomes include:

Growing Our Client Bases.    Our banking clients are primarily regional and community-based depository financial institutions with assets of under $10 billion, though we also have relationships with larger depository financial institutions who value our ability to deliver their end users’ payments within our biller network. We have one of the industry’s largest networks of billers who use us to provide payments and manage their complex payments mix. We also operate in the credit card market, servicing mid-sized credit card issuers, processors for smaller issuers, and large issuers who use us to service one or more of their niche portfolios.

We have generally been growing our client bases except in banking bill payment only services, where commodity products and market consolidation have made it more difficult for us to compete. We expect that the loss of banking bill payment only clients will continue for several years, though at a declining rate. While we are aggressively working to retain as much of this banking client base as possible through early renewals, price reductions and migrations to higher value added products, our goal is to expand new client sales of our other banking products to offset these losses. We believe that our identified focuses on increasing client control through self-service tools, rebalancing our resources to drive innovation and improving awareness of our capabilities in the marketplace will help us to successfully accomplish this.

Increasing Usage of Our Services.    Following market trends, we continue to see increases in the number of consumers and businesses using web- and phone-based applications to initiate electronic payments within our existing client base. We benefit from these additional users and the resulting transaction volume increases as our clients typically pay us either usage or license fees based on their number of end users or volume of transactions. We believe that changes we intend to make to our products that improve ease-of-use for end users will help to increase use of our services. Additionally, we will continue to use our consumer marketing programs to assist our clients in growing the adoption and usage rates for our services.

Providing Additional Products and Services to Our Installed Client Base.    We are focused on making new products and services available to our clients through internal development, partnerships and alliances. In the past, we have introduced innovative products and services to the marketplace, such as our web-based collections support product that allows credit card issuers to direct past due end users to a website where they can set up payment plans and schedule payments. We believe that by rebalancing our resources to add the skill sets necessary to profitably drive innovation, we can deliver the emerging products and services demanded by our markets.

Leveraging our Unique Payments Infrastructure.    We have developed and currently obtain real-time funds for banking payments through a proprietary EFT gateway with over 50 certified links to ATM networks and core processors. We have linked this EFT gateway to the large networks of billers that are a part of our eCommerce business. The result is one of the industry’s largest payments networks linking financial institutions and billers. We obtain significant cost benefits from this network as over 80% of our bank electronic transactions are now processed within our network at little or no incremental cost.

Our Services

We provide our bank, credit union, biller and creditor clients with payments, account presentation and other services that they offer to end users branded under their own names. As an outsourcer, we also deliver to our clients the benefit of economies of scale they may not be able to achieve alone and specific technical expertise in managing the Internet delivery of financial services and capabilities. We believe our services provide our clients with a cost-effective means to retain and expand their end-user base, deliver and manage their services more efficiently, and strengthen their end-user relationships, while competing successfully against offerings from other financial services providers and businesses.

Our primary service offerings are:

Bill Payment and Transaction Processing Services.    For our financial institution clients, our web-based bill payment services may be bundled with our account presentation services or purchased as a stand-alone service integrated with a third-party account presentation solution. We believe our payments services for these clients are unique in the industry because they leverage the banking industry’s ATM infrastructure and technology through our real-time EFT gateway, which consists of over 50 certified links to ATM networks and core processors. Through this proprietary technology, our clients take advantage of proven systems, security, clearing, settlement, regulations and procedures. End users of our web-based payment service benefit from a secure, reliable, direct link to their accounts. This enables them to schedule transactions using our web user interface, including same-day, expedited payments. They can also obtain complete application and payment inquiry support through our customer care center. Additionally, clients offering our web-based payment services can enable their end users to register for our personal financial management service, Money HQSM, and other services that we can offer through our web interfaces.

Our remittance service provides an add-on payment service for financial institutions of all sizes that run their own in-house online banking system, or for other providers of web-based banking solutions that lack a bill payment infrastructure. This service enhances client systems by adding the extra functionality of bill payment processing, backed by complete funds settlement, payment research, inquiry resolution, and merchant services. End users provide bill payment instructions through their existing online banking interface. That information is transmitted to us, and we process and remit the bill payments to the designated merchants or other payees and settle the transactions with our financial institution clients.

For our biller clients, we provide a full suite of payment options that can be made available to consumers, including acceptance of payments made by credit card, signature debit card, ACH and PIN-less debit through multiple channels including online, interactive voice response, or IVR, and call center customer service representatives. These options also include flexible payment scheduling, convenience payments, bill presentment and other advanced payment and collection products. We also provide our web-based collections support product that allows our biller clients to direct past due end users to a specialized website where they can review account balances, set up payment plans, and make payments.

For our credit card clients, we offer the ability to schedule either one-time or recurring payments to the provider through our account presentation software. We do not process these payments as our clients have this capability themselves but we have the ability to do so if requested. These clients may also use our web-based collections support product.

Online Banking and Account Presentation Services.    We currently offer account presentation services to financial institutions and card issuers. These services provide a comprehensive set of online capabilities that allow end users to:

•	view transaction histories and account balances;

•	review and retrieve current and past statements;

•	transfer funds and balances;

•	initiate or schedule either one-time or recurring payments;

•	access and maintain account information; and

•	perform many self-service administrative functions.

In addition, we offer our financial institution clients a number of complementary services. We can provide these clients business banking services for their small business end users. Our Money HQSM service allows consumer end users to obtain account information from multiple financial institutions, view bills, transfer money between accounts at multiple financial institutions, make person-to-person payments, and receive alerts without leaving their financial institution’s web site. We also offer mobile access, check images, check reorder, Quicken interface, statement presentment, and other functionality that enhances our solution. End-user privacy is also protected by our multi-factor security solutions.

Customer Care and Consumer Marketing Services.    These services consist of the customer care services we maintain for our financial institution and biller clients, and the marketing programs we run on their behalf. Our customer care centers, located in Chantilly, Virginia and Columbus, Ohio, respond to end users’ questions relating to enrollment, transactions or technical support. End users can contact our consumer service representatives by phone, fax or e-mail 24 hours a day, seven days a week.

We view each interaction with an end user or potential end user as an opportunity to sell additional products that we offer. Through our marketing service offerings, our financial institution and biller clients can create a sales channel for, and increase adoption of, the web-based services we provide. We combine data, technology and multiple consumer contacts to acquire, retain and sell multiple services to the end users of our financial institution and biller clients. We also guide consumers through the online banking and payments lifecycle, which ultimately results in more profits for our clients. The success of our process is evident in our rate of selling payments services to account presentation customers at a higher rate than the industry average. We believe this service is unique and differentiates us in the industry.

Professional Services.    Our professional services include highly-customized software applications, such as Internet banking and lending applications for our financial institution clients, which enable them to acquire more consumers via the web channel and to enhance customer relationships. Our professional services also include implementation services, which convert existing data and integrate our platforms with the client’s legacy host system or third party core processor, and ongoing maintenance of client specific applications or interfaces. Additionally, we offer professional services intended to tailor our services to meet the clients’ specific needs, including customization of applications, training of client personnel, and information reporting and analysis.

Third-Party Services.    Though the majority of our technology is proprietary, included as part of our web-based financial services platforms are a limited number of service capabilities and content that are provided or controlled outside of our platform by third parties. These include:

•	fully integrated bill payment and account retrieval through Intuit’s Quicken(R) ;

•	account opening provided by Andera, Inc.;

•	check ordering available through Harland Financial Solutions, Deluxe, Clarke American, or Liberty;

•	inter-institution funds transfer and account aggregation provided by CashEdge (a Fiserv Inc. Company);

•

check imaging provided by AFS and its service bureaus, Bisys, Fiserv, FSI/ Vsoft, Empire Corporate, Intercept, Fidelity, Corporate One, Eascorp, MICR Resource Management (MRM), Synergy, Transdata and Mid-Atlantic; and

•	electronic statement through BIT Statement, COWWW, BDI e-statement, Datamail, Digital Mailer, InfoImage, Reed Data, XDI and Bankware.

Our bank and credit union clients select one of two primary service configurations: full service, consisting of our integrated suite of account presentation, bill payment, customer care, end user marketing, and other support services; or stand-alone bill payment services. Our biller and credit provider clients use our payment transaction processing services, as well as a host of other services, including web-based collections. Our card issuer and creditor clients use our account presentation services and/or collections payments services.

Our clients typically enter into long-term, recurring revenue contracts for our services. Most of our services generate revenues from recurring monthly fees charged to the clients. These fees are typically fixed amounts for applications access or hosting, variable amounts based on the number of end users or volume of transactions on our system, or a combination of both. Clients also separately engage our professional services capabilities for enhancement and maintenance of their applications.

In the banking market, our clients generally derive increased revenue, cost savings, account retention, increased payment speed, and other benefits by offering our services to their end users. Therefore, most of our clients offer our services free of charge to their end users. Billers offer many of our payment services to their end users for free in order to increase speed of payments and facilitate collections, though they will often charge convenience fees to their end users for certain payment services. In the credit card market, account presentation and payment services are also typically offered to end users free of charge, though usage based convenience fees may apply to certain payments services.

Our Operations and Infrastructure

We connect to our clients, their core processors, their end users, and other financial services providers through our integrated communications, systems, processing and support capabilities. For our banking payment services, we use our proprietary process to ensure real-time funds availability and process payments through a real-time EFT gateway. This gateway consists of over 50 certified links to ATM networks and core processors, which in turn have real-time links to a majority of the nation’s consumer checking accounts. In addition, we incorporate ACH and other payment methods in our services.

We have linked our real-time EFT gateway to the large networks of billers that exist within our biller business. The result is one of the industry’s largest payments network linking financial institutions and billers. As billers move toward enabling real-time credits and we further integrate vertically, this network will enable faster payment delivery and posting for end users, convenience fee revenue for banks and billers, and lower processing costs for us. Today, over 80% of bank electronic transactions are processed with our network at little or no incremental cost.

The following chart depicts our network:

We believe our payments infrastructure is difficult to replicate and creates a barrier to entry for potential payment services competitors. These key links were established throughout our history and enable us to access end user accounts to draw funds and pay bills as requested. This gateway infrastructure has improved the cost, speed and quality of our bill payment services for the banking and credit union community, and we believe differentiates us from others in the marketplace.

For our account presentation services, we employ both real-time and batch communications and processing to ensure reliable delivery of current financial information to end users.

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

For the processing of payments initiated though many of our bank and credit union clients, we operate a unique, real-time EFT gateway, with over 50 certified links to ATM networks and core processors. This gateway allows us to use online debits to retrieve funds in real-time, perform settlement authentication, and obtain limited supplemental financial information. By using an online payment network to link into a client’s primary database for end user accounts, we take advantage of established EFT gateway infrastructure. This includes all telecommunications and software links, security, settlements and other critical operating rules and processes. Our payments gateway has allowed us to reduce the cost, while improving the speed and quality of the bill payment services we provide to these bank and credit union clients.

Where the payment services we provide do not include accessing the end users’ accounts to retrieve funds, we use the Automated Clearing House, or ACH, network to obtain funds for payment. We initiate an ACH debit either directly against the account of the end user or against the account of a financial institution that has consolidated the funds for all payments requested by its end user customers. For our biller clients, we also process credit card transactions as source of funds for payments.

We use the Mastercard RPPS network, the ACH network, and other delivery channels to credit funds to our biller clients and other merchants and payment recipients. We maintain comprehensive, proprietary biller and merchant warehouses for validation of remittance information, ensuring industry-leading accuracy in delivering payments. Our diverse biller and merchant base allows us to achieve extremely high levels of electronic payments, enhanced by tight technical integration with our biller clients.

Our Technology

Our systems and technology utilize both real-time and batch communications capabilities to create reliability, scalability, functionality and cost efficiency. All of our systems are largely based on a multi-tiered architecture consisting of:

•	front-end servers — proprietary and commercial communications software and hardware providing Internet and private communications access to our platform for end users;

•	middleware — proprietary and commercial software and hardware used to integrate end user and financial data and to process financial transactions;

•	support systems — proprietary and commercial systems supporting our end user service and other support services;

•	enabling technology — software enabling clients and their end users to easily access our platform; and

•	interoperable Service Oriented Architecture, or SOA — software design permitting consistent, tight integration of product functionality across various product lines.

Our systems architecture is designed to provide end user access for banking and bill payment, primarily in application service provider, or ASP, mode. We provide a fully managed service hosted in our technology centers, utilizing single instances of our applications software to provide cost effective and fully outsourced operations to multiple clients. We also offer single instance software for certain of our applications that can be hosted in our technology centers or installed in a client’s facilities, allowing increased customization and operational control.

As a part of the strategic assessment of our business we conducted in the second half of 2010, we have identified areas where we can improve the reliability, efficiency and usability of our systems and technology through technology upgrades, systems consolidation, alternative data center and equipment strategies and rebalancing of technology-related resources. These initiatives will continue throughout 2012:

•	consolidate multiple architectures where it makes sense;

•	leverage open source components and commodity equipment;

•	expose self-service configuration capabilities to clients, eliminating costly but low value tasks; and

•	leverage off-shore resources to gain additional skill sets, drive down headcount costs and better enable 24-hour productivity and production.

We have established the processes, procedures, controls and staff necessary to provide our clients secure, reliable services. Our services and related products are designed to provide security and system integrity, based on Internet and other communications standards, EFT network transaction processing procedures, and banking industry standards for control and data processing. Prevailing security standards for Internet-based transactions are incorporated into our Internet services, including but not limited to, Secure Socket Layer 128K encryption, using public-private key algorithms developed by RSA Security, along with firewall technology for secure transactions. In the case of payment and transaction processing, we meet security transaction processing and other operating standards for each EFT network or core processor through which we route transactions. Furthermore, management receives feedback on the sufficiency of security and controls built into our information technology, payment processing, and end user support processes from independent reviews such as semi-annual network penetration tests, an annual Statements on Standards for Attestation Engagements No. 16 — Service Organization Control (SOC) reporting framework (SOC 1, 2, 3), periodic FFIEC examinations, and internal audits.

Our Sales and Marketing

We seek to retain and expand our financial services provider and biller client base, and to help our clients drive end user adoption rates for our web-based services. Our client services function consists of client business executives who support and cross-sell our services to existing clients, a sales team focusing on new prospects, and a marketing department supporting organizational growth as well as sales efforts.

Our client business executives support our existing clients in maximizing the benefit of their web-based channel. They do this by assisting clients in the deployment and use of our services, applying our extensive relationship management capabilities, and supporting the clients’ own marketing programs. The client business executive team is also the first contact point for cross-selling new and enhanced services to our clients. Additionally, this team handles contract renewals and supports our clients in resolving operating issues.

Our sales team focuses on new client targeting and acquisition, either through direct contact with prospects or through our network of reseller relationships. Our target prospects are financial services providers and billers who are either looking to replace their current web services provider, have no existing capability, or are looking for outsourced capability for a niche product line.

Our marketing department concentrates on two primary audiences: the banking and biller markets. The team supports our sales efforts through marketing campaigns targeted at financial services provider and biller prospects. It also supports client business executives through marketing campaigns and events targeted at existing financial services provider and biller clients. Our consumer marketing team focuses on attracting and retaining end users. It uses our proprietary integrated consumer management process, which combines consumer marketing expertise, cutting-edge technology using embedded software, and our multiple consumer contact points.

Proprietary Rights

On February 9, 1999, the U.S. Patent and Trademark Office (“USPTO”) awarded the Company U.S. Patent number 5,870,724. This patent (which expires in 2016) provides for the targeting of advertising or messaging to home banking (and home banking delivery service) users by way of their individual bill payment and other financial information, while preserving their consumer privacy, and is used by the Company (among other things) to cross-sell certain Company, client and partner products and services in an online banking environment.

On April 6, 2010, the USPTO awarded the Company U.S. Patent number 7,693,790. This patent (including continuation application no. 10/849,369 granted in 2010) covers billing service provider bill-payment transactions including payments using credit cards, debit cards and PIN-less debit via live agent, IVR and web-based payment systems. This patent expires in 2014.

On July 11, 2006, we were awarded U.S. Patent number 7,076,458, which addresses a broader scope of Internet banking applications that use ATM network-compatible messaging, and which expires April 10, 2012. As a result of the approaching expiration of this patent, we will no longer have the ability to prevent current or potential competitors from mimicking our methods for using the ATM networks to make real-time debits and credits, increasing the speed of Internet bill payment services—thereby reducing a particular competitive advantage of the Company. However, we believe that the strict requirements of certifying to the ATM networks, time required to do so, and the know-how needed to execute these non-standard transactions effectively, all would, however, still provide significant barriers to competitors trying to duplicate our network connections and methodologies.

In addition to our patents, the Company currently holds (directly and through its Princeton eCom subsidiary) and maintains several registered U.S. trademarks that are useful in its banking and bill payment services businesses.

A significant portion of our systems, software and processes are proprietary to the Company. Accordingly, as a matter of policy, all of our employees execute confidentiality and non-disclosure agreements as a condition of their employment.

Competition

A number of companies can offer some of the services provided by us and compete directly with us to provide online financial services, however we believe they do not match our level of integration expertise, experience or breadth of capability for our target markets. In addition, in many cases these companies are focused on different services, with online financial technology being a secondary or tertiary offering. We may both compete with, and provide services for, other companies that also serve our targeted client bases. For example, we compete with S1 Corp., and Fiserv Inc. in certain aspects of our business, but they are also our channel partners for the distribution of certain of our bill payment services.

In the banking market, we compete with specialized providers of web-based software and services, and diversified financial technology providers, such as banking core processors, who bundle web capabilities with their other offerings. Specialized web-based providers include Intuit Inc., S1 Corp., FundsXpress (a First Data Corp. company), Corillian (a Fiserv company), Jwaala LLC and Q2 Software, who sell banking account presentation capabilities and partner with others (including ourselves) for bill payment and other services. Specialized web-based bill payment providers include CheckFree (a Fiserv company), Fidelity National Information Services Inc. (“FIS”), and iPay (a Jack Henry & Associates, Inc. company). Specialized web-based bill presentment and personal financial management providers include firms such as Yodlee, Inc., which integrate their aggregation technology and direct links to billers with a third-party payment partner.

Other competition in the small and mid-sized banking market includes diversified financial technology providers, particularly banking core processors such as Fiserv, FIS, Jack Henry & Associates, Harland Financial Solutions and Open Solutions. These core processors typically have one or more account presentation platforms with varying levels of capability. Some core processors, including Fiserv, Jack Henry, and FIS, also have captive bill payment capabilities. Other diversified financial technology providers, such as CashEdge (a Fiserv company) and Intuit, compete with aspects of our business using their presentment and funds transfer products and services.

In the biller market, we compete with web and telephone-based providers including biller and remittance service providers, credit card account presentation providers, and self-service collection software and services. Competition in the biller market includes JP Morgan Chase (through its Paymentech affiliate), First Data, CheckFree (a Fiserv company), FIS, BNY Mellon, BillingTree, DST Output, and other diversified remittance and lockbox providers such as banks. We also compete with expedited payments providers, who provide billers and their customers with same-day payments, sometimes charging the consumer a convenience fee. These competitors include Fiserv’s BillMatrix and Western Union’s Speedpay, as well as the captive expedited payment capabilities of our more diversified competitors. There are also several providers that compete with us in the bill presentment arena. These include Oracle Corp.’s eDocs, which does not have an outsourced payment processing capability and Kubra, whose solution combines bill printing and payment.

Other competition in the biller market comes from providers of account presentation and payment to credit card issuers. These include specialized providers such as Corillian (a Fiserv company), and diversified credit card processors such as TSYS and First Data, who have captive web-based capabilities. We also compete with internal information technology groups of our large prospective clients, and with debit, bill payment and remittance providers for credit card payments. While the primary targeted market for our web-based collection service is card issuers, we also target other credit providers and collection agencies. Competition with our web-based collection service includes such providers as Apollo and Debt Resolve, and the internal information technology groups of our large prospective clients.

Additionally, there are Internet financial services providers supporting brokerage firms, credit card issuers, insurance and other financial services companies. There are also Internet financial portals, such as Intuit’s Quicken.com and Microsoft’s MSN, who offer bill payment and aggregate consumer financial information from multiple financial institutions. Suppliers to these remote financial services providers potentially compete with us. Many of our current and potential competitors have longer operating histories, greater name recognition, larger installed end-user bases and significantly greater financial, technical and marketing resources. Further, some of our more specialized competitors, such as CheckFree (a Fiserv company), have been part of continued industry consolidation where diversified financial technology providers have begun to position themselves as end-to-end providers and may increasingly direct their marketing initiatives toward our targeted client base.

Government Regulation

General

We are not licensed by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the National Credit

Union Administration or other federal or state agencies that regulate or supervise depository institutions or other providers of financial services. However, many of our current and prospective clients providing retail financial services, such as commercial banks, credit unions, brokerage firms, credit card issuers, consumer finance companies, other loan originators and insurers, operate in markets that are subject to extensive and complex federal and state regulations and oversight. Under the authority of the Bank Service Company Act, the Gramm-Leach-Bliley Act of 1999 and other federal laws that apply to retail financial service providers, federal depository institution regulators have taken the position that we are subject to examination resulting from the services we provide to the institutions they regulate. In order not to compromise our clients’ standing with the regulatory authorities, we have agreed to periodic examinations by these regulators, who have broad supervisory authority to remedy any shortcomings identified in any such examination.

Although we are not directly subject to regulation as a retail financial service provider, our services and related products may be subject to certain state and federal regulations and, in any event, must be designed to work within the extensive and evolving regulatory constraints in which our clients operate. These constraints include federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, the Bank Secrecy Act, the Community Reinvestment Act, the Financial Services Modernization Act, the Bank Service Company Act, the Electronic Signatures in Global and National Commerce Act, regulations promulgated by the United States Treasury’s Office of Foreign Assets Control (OFAC), privacy and information security regulations, laws against unfair or deceptive practices, the USA Patriot Act of 2001, and other state and local laws and regulations. Given the wide range of services we provide and clients we serve, the application of such regulations to our services is often determined on a case-by-case basis.

In the future, federal, state and/or foreign agencies may attempt to regulate our activities. For example, Congress could enact legislation to regulate providers of electronic commerce services as retail financial services providers or under another regulatory framework. The Federal Reserve Board may adopt new rules and regulations for electronic funds transfers that could lead to increased operating costs and could also reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance. Because of the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and federal or state authorities could enact laws, rules or regulations affecting our business operations. We also may be subject to federal or state money transmitter or other business licensing laws, certain foreign business licensing or permitting requirements, encryption and security export laws and regulations, and state and foreign sales and use tax laws. If enacted or deemed applicable to us, such laws, rules or regulations could be imposed on our activities or our business thereby rendering our business or operations more costly, burdensome, less efficient or impossible, any of which could have a material adverse effect on our business, financial condition and operating results.

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

Dodd-Frank Wall Street Reform & Consumer Protection Act

The U.S. Congress passed and the President signed the Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) in July 2010, which included the so-called Durbin Amendment. Further there are approximately 200 proposals and rules being written and implemented by the various federal agencies under the Dodd-Frank Act. One of the main provisions of the Durbin Amendment, in particular, called for the Federal Reserve to ensure that interchange charged to merchants for accepting debit cards as a payment mechanism is reasonable.

The Durbin Amendment currently affects Online Resources products where we absorb the cost of interchange. There are short-term impacts which are favorable to us, and longer-term impacts will be uncovered as the market adjusts and reacts to the new legislation. We expect the new bank fees to have some impact on consumer preference of payment method. Some shift from debit card usage to credit and ACH will probably be seen, slowly over time. We believe the effect on consumer usage is undetermined at this time, as banks are likely to continue experimentation with regard to fees and incentives to consumers.

Financial Information about Segments

We currently operate in two industry segments — Banking and eCommerce. See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for financial information about our reportable segments.

Employees

As of January 1, 2012, we had approximately 550 employees. None of our employees are represented by a collective bargaining arrangement. We believe our relationship with our employees is good.

Additional Available Information

For more information about us, visit our web site at www.orcc.com. Our electronic filings with the U.S. Securities and Exchange Commission or SEC (including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge through our web site as soon as reasonably practicable after we electronically file them with the SEC.

Item 1A. Risk Factors

You should carefully consider all of the information set forth in this Annual Report on Form 10-K, including the following risk factors before investing in our common stock. These are not the only risks that we may face. Additional risks not currently known to the Company or that the Company presently deems immaterial may also impair its business operations. If any of the events referred to below occur, our business, financial condition, liquidity and results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We cannot be sure that we will achieve profitability in future periods.

We have experienced unprofitable quarters and full fiscal years, and cannot be certain that we can be profitable in future periods. Unprofitable quarters and full fiscal years may be due to the accrual of dividends and other amounts that become payable in the future on our outstanding shares of Series A-1 Redeemable Convertible Preferred Stock (“Series A-1 Preferred Stock”), the loss of one or more large clients, results of litigation, or other factors. Although we believe we have achieved certain efficiencies and economies of scale in our operations, if growth in our revenues does not significantly outpace the increase in our operating and non-operating expenses, we may not be profitable in future periods. In addition, recent economic, regulatory and market conditions have adversely impacted the financial services industry, particularly banks and credit unions that are customers of the Company.

Our clients are concentrated in a small number of industries, including the financial services industry, and changes within those industries could reduce demand for our products and services.

A large portion of our revenues are derived from financial service providers, primarily banks, credit unions and credit card issuers. Recently, financial service providers have been adversely affected by illiquidity, capital and regulatory constraints, new and enhanced laws and regulations, greater regulatory scrutiny, credit tightening, increased losses in loan and investment portfolios, industry consolidation, and other trends in the financial markets in which they operate. Unfavorable conditions adversely impacting those types of businesses could have a material adverse effect on our business, financial condition and results of operations. Depository financial institutions have experienced, and may continue to experience, fluctuations in profitability which, in the current market environment, may be extreme. Additionally, the entrance of non-traditional competitors and the current environment of low interest rates have narrowed the profit margins of depository financial institutions, increasing challenges to improve their operating efficiencies. As a result, the business and profitability of some financial institutions has slowed, and may continue to slow, their capital and operating expenditures, including spending on web-based products and solutions, which can negatively impact sales of our online payments, account presentation, marketing and support services to new and existing clients. Decreases in, or reallocation of, capital and operating expenditures by our current and potential clients, unfavorable economic conditions and new or persisting competitive pressures could adversely affect our business, financial condition and results of operations.

In addition, our biller clients are concentrated in the health care, utilities, consumer lending and insurance industries. Unfavorable economic, regulatory and other conditions adversely impacting one or more of these industries could have a material adverse effect on our business, financial condition and results of operations.

The failure to retain existing end-users or changes in their continued use of our services will materially and adversely affect our operating results.

We generally charge our client fees based on the number of their end-users who have enrolled with our clients for the services we provide on the basis of the number of transactions those end-users generate. Because our fee structure is designed to establish recurring revenues through monthly usage by end-users of our clients, our recurring revenues are dependent on the acceptance of our services by end-users and their continued use of account presentation, payments and other financial services we provide. There is no guarantee that the number of end-users using our services will continue to increase or that we will not suffer a loss in end-users who use our services. There also is no guarantee that our clients will not suffer a loss of customers who are actual or potential end-users of our services. Failure to retain the existing end-users and the change in spending patterns and budgetary resources of our clients and their end-users will materially and adversely affect our business operating results and financial condition.

Any failure of our clients to effectively market our services could have a material adverse effect on our business.

To market our services to our clients’ end-users, we require the consent, and often the assistance, of our clients. Because our clients offer our services under their name, we must depend on those clients to get their end-users to use our services. Although we offer extensive marketing programs to our clients, our clients may decide not to participate in our programs or our clients may not effectively market our services to their end-users. Any failure of our clients to allow us to effectively market our services to their end-users could have a material adverse effect on our business, financial condition and results of operations.

Demand for low-cost or free online financial services and competition may place significant pressure on our pricing structure and revenues and may have an adverse effect on our financial condition.

Although we charge our client institutions for the services we provide, our clients offer many of the services they obtain from us, including account presentation and bill payments, to their end-users at low cost or for free. Clients and prospects may therefore reject our services in favor of those offered by other companies if those companies offer more competitive prices. Thus, market competition places significant pressure on our pricing structure and revenues and may have a material adverse effect on our business financial condition and results of operations.

If we are unable to expand or adapt our services to support our clients’ and their end-users’ needs, our business may be materially adversely affected.

We may not be able to expand, enhance or adapt our services and related products to meet the demands of our clients and their end-users quickly or at a reasonable cost. We have experienced, and expect to continue to experience, significant user and transaction growth. This growth has placed, and will continue to place, significant demands on our personnel, management and other resources. We need to continue to make significant investments in our infrastructure with the objective of assuring that our systems are technologically current, secure, robust and scalable, as well as expand and adapt our infrastructure, services and related products to accommodate additional clients and their end-users, increased transaction volumes and changing end-user requirements. This will require substantial financial, operational and management resources. If we are unable to achieve this objective and expand and adapt our infrastructure and processes to support the variety and number of transactions and end-users that ultimately use our services, our business may be materially adversely affected. Further, the cost and management resources necessary to achieve this objective could have a material adverse effect on our business, financial condition and results of operations.

If we lose one or more material clients, our business financial condition and results of operations may be adversely impacted.

Loss of any material client or clients could negatively impact our ability to increase our revenues and maintain or achieve profitability in the future. Additionally, the departure of a large client could impact our ability to attract and retain other clients. Currently, no one client or reseller partner accounts for more than 4% of our revenues.

Consolidation of the financial services industry could negatively impact our business financial condition and results of operations.

The continuing consolidation of the financial services industry could result in an increasingly smaller market for our bank-related services. Consolidation frequently results in a change in the systems of, and services offered by, the combined entity. If any of our financial service provider clients is acquired, this could result in the termination of our services and related products if the acquirer has its own in-house system or outsources to our competitors. This would also result in the loss of revenues from actual or potential retail end-users of the acquired financial services provider. Any such events involving our significant clients or on a large number of our clients could have a material adverse effect on our business, financial condition and results of operations.

Our failure to compete effectively in our markets would have a material adverse effect on our business.

We may not be able to compete with current and potential competitors, many of whom have longer operating histories, greater name recognition, larger, more established end-user bases and significantly greater financial, technical and marketing resources. Further, some of our competitors provide, or have the ability to provide, the same range of services we offer and some offer a broader range of services. Some of our competitors, such as core banking processors, have broad distribution channels that bundle competing products directly to financial services providers. Also, competitors may compete directly with us by adopting a similar business model or through the acquisition of companies, such as resellers, who provide complementary products or services.

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

Our quarterly revenues, expenses and operating results may vary from quarter to quarter in the future based upon a number of factors, many of which are not within our control. Although our revenue model is based largely on recurring revenues, the actual amount of revenue in any period is derived from actual end-user counts and the volume of transactions conducted by those end-users in that period. The number of our total end-users and the number of total transactions they conduct are affected by many factors, many of which are beyond our control, including the number of new user registrations, end-user turnover, loss of clients, and general consumer trends. Our financial condition and results of operations for a particular period may be adversely affected if the revenues based on the number of end-users or transactions forecasted for that period are less than expected. Consequently, our operating results may fall below market analysts’ expectations in some future quarters, which could have a material adverse effect on the market price of our stock.

Goodwill recorded on our balance sheet may become impaired, which could have a material adverse effect on our financial condition and results of operations.

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

We rely, and have relied, on a combination of patent, copyright, trademark and trade secret laws, as well as third-party nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. There can be no assurance that these protections will be adequate to prevent our competitors from copying or reverse-engineering our products, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Although we hold registered United States patents and trademarks covering certain aspects of our technology and our business, we cannot be sure of the level of protection that these patents and trademarks will provide. Moreover, patent litigation has notably increased generally, as well as in the online payments industry in particular, in recent years. We have, and may continue to need to, resort to litigation to enforce or defend our intellectual property rights, to protect our trade secrets or know-how, or to determine their scope, validity or enforceability. Enforcing or defending our proprietary technology or intellectual property rights is expensive, can cause diversion of our resources, and may not prove successful.

Our failure to properly develop, market or sell new products could adversely affect our business, financial condition and results of operations.

The expansion of our business is dependent, in part, on our developing, marketing and selling new financial products to our clients and their end-users. If any new products we develop prove defective or if we fail to properly market these products to our clients or sell these products to their customers, or the products otherwise fail to achieve acceptance in our market, the growth we envision for our company may not be achieved and our financial condition and results of operations may be adversely affected.

If we are found to infringe the proprietary rights of others, we could be required to redesign our products, pay royalties, and/or enter into license agreements with third parties.

There can be no assurance that one or more third parties will not assert that our technology violates its intellectual property rights. As the number of products offered by our competitors increases and the functionality of these products further overlap, our provision of web-based financial services technology may become increasingly subject to infringement claims. Moreover, patent litigation has increased generally, as well as in the online payments industry in particular, in recent years.

Any such claims, whether with or without merit, could:

•	be expensive and time consuming to defend;

•	cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

•	require us to redesign our products, if feasible;

•	divert management’s attention and resources; and

•	require us to pay royalties or enter into licensing agreements in order to obtain the rights to use necessary technologies in our business.

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

Like other system operators, our operations are dependent on our ability to protect our system from interruption caused by damage from flood, fire, earthquake, tornado or other natural disasters, power loss, telecommunications failure, unauthorized entry or other events beyond our control. We maintain our own and outsourced offsite disaster recovery facilities for our primary data centers. In the event of major disasters, both our primary and backup locations could be equally impacted. We do not currently have sufficient backup and disaster recovery facilities to provide full services if our primary facilities are not functioning. In addition, some of our systems are not fully redundant, and our disaster recovery plans and systems do not account for all possible scenarios. Further, our disaster recovery systems currently include certain back-up systems that are not compliant with the Payment Card Industry Data Security Standards. As a result, if we were to operate on those systems, we could be obligated to bring them into such compliance. Beginning in 2011, we have undertaken steps to enhance our disaster recovery capabilities, including adding co-locations and redundant systems for our primary service delivery systems. At this time, we have not completed all of the steps that we believe are necessary to fully implement our disaster recovery plans and systems. No assurance can be given that we will complete these plans on time or within budget, that an event will not occur prior to completion of our plans resulting in an interruption in service, or that once completed such plans and systems will operate as intended or cover all types of contingencies. We could also experience potentially significant system interruptions due to the failure of our systems to function as intended or the failure of the systems we rely upon to deliver our services, such as: ATM networks, the Internet, the systems of financial institution clients and service providers, processors that integrate with our systems and other networks and systems of third parties. Loss of all or part of our systems or the systems of third parties with which our systems interface for a period of time could have a material adverse effect on our business, financial condition and results of operations. We may be liable to our clients for breach of contract for interruptions in service. Due to the numerous variables surrounding system disruptions, we cannot predict the extent or amount of any potential liability.

Security breaches could have a material adverse effect on our business.

Like other system operators, our computer systems may be vulnerable to computer viruses, hackers, and other disruptive problems caused by unauthorized access to, or improper use of, our systems by third parties or employees. We store and transmit confidential financial information about our clients and end-users, including credit card data, in the ordinary course of providing our services. Computer attacks or disruptions may jeopardize the security of information stored in and transmitted through our computer systems or those of our clients and their end-users. Actual or perceived concerns that our systems may be vulnerable to such attacks or disruptions may deter financial services providers and consumers from using our services. In addition, any loss of cardholder data by us or our clients could result in significant fines and sanctions against us by the card networks or governmental bodies, which could have a material adverse effect upon our business, financial condition and results of operations. A significant breach or failure to maintain adequate security systems could also result in our being prohibited from processing transactions for card networks.

In this event, we may be subject to liability, including claims for unauthorized purchases with misappropriated bankcard information, impersonation or other similar fraud claims. We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes. Further, these claims could result in protracted and costly litigation and we could be subject to substantial penalties or sanctions from the card networks or governmental authorities, or both. Losses or liabilities that we incur as a result of any of the foregoing could have a material adverse effect on our business.

Additionally, a majority of states have adopted, and the remaining states may be adopting, laws and regulations requiring that in-state account holders of a financial services provider be notified if their personal confidential information is compromised. If the specific account holders whose information has been compromised cannot be identified, all in-state account holders of the provider must be promptly notified. If any such notice is required of us, confidence in our systems’ integrity would be undermined and both financial services providers and consumers may be reluctant to use our services.

Data networks are also increasingly vulnerable to attacks, unauthorized access and disruptions. For example, in a number of public networks, hackers have bypassed firewalls and misappropriated confidential information. It is possible that, despite existing safeguards, an employee, third party or hacker could divert end-user funds while these funds are in our control, exposing us to a risk of loss or litigation and possible liability. In dealing with numerous end-users, it is possible that some level of fraud or error will occur, which may result in erroneous external payments.

We are subject to compliance with the rules and regulations under the Payment Card Industry (PCI) Data Security Standard, or PCI DSS, and failure to comply with the applicable standards may subject us to substantial fines and penalties and contractual liability.

A substantial portion of our revenues during the period covered by this report were derived from transactions subject to the rules and regulations of the leading card associations, VISA and MasterCard, pursuant to the rules of such associations as well as contracts with certain of our clients. For example, we must remain fully compliant with the PCI Data Security Standard, a security standard with which companies that collect, store or transmit certain data regarding credit, credit card holders and credit card transactions are required to comply. We must be certified by a third party auditor in order to maintain our status as a PCI DSS compliant service provider on an annual basis.

The card associations’ and payment networks’ rules and regulations are always subject to change, and the card associations or payment networks may modify their rules and regulations from time to time. Our inability to anticipate changes in rules, regulations or the interpretation or application thereof may result in substantial disruption to our business. Further, our failure to comply fully with PCI DSS may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with customers, payment processors and merchant banks. Such failure to comply fully may also subject us to fines, penalties, damages, and civil liability, and may result in the loss of our ability to accept credit card payments or prohibit us from processing transactions through MasterCard, VISA and other card and payment networks. While we have implemented network security measures designed to meet or exceed the PCI DSS requirements, we cannot assure you that we will maintain PCI DSS compliance or that such compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions. Our loss of PCI certification could make our business solutions less attractive to our customers or give rise to fines and penalties or loss of our ability to process payments through the card association networks, any of which in turn would have a material adverse effect on our business, financial condition and results of operations.

The potential obsolescence of our technology or the offering of new, more efficient means of conducting account presentation and payments services could negatively impact our business.

The industry for web-based account presentation and payments services is subject to rapid change. Our success will depend substantially upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing client and end-user requirements and incorporate technological advancements. If we are unable to develop new products and enhanced functionalities or technologies for our existing products to adapt to these changes or, if we cannot offset a decline in revenues of existing products by sales of new products, our business would suffer resulting in a material adverse effect on our financial condition and results of operations. Further, we will incur significant cost in connection with our efforts to develop new products and enhance and maintain our existing products, including costs in upgrading existing information technology systems and equipment.

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

In June 2010, our board of directors appointed Joseph L. Cowan as President and Chief Executive Officer and as a member of the Board of Directors. The transition to Mr. Cowan’s leadership of the Company continues to lead to changes in our corporate strategy and execution. These changes may negatively impact our ability to meet key corporate and financial objectives, which could adversely affect our business, results of operations and financial condition.

Our recent changes of chief executive officer may be viewed negatively and have an adverse impact on our business.

In addition to the appointment of Joseph L. Cowan as president and chief executive officer, John C. Dorman, who served as interim chief executive officer prior to Mr. Cowan’s appointment, now serves as chairman of the Board of Directors. Until investors, employees, customers, suppliers, and others grow more familiar with Mr. Cowan’s and Mr. Dorman’s leadership, they could react negatively to their appointments. Matthew P. Lawlor, who had served as chief executive officer and chairman for the preceding twenty years, retired as chief executive officer on December 14, 2009 and resigned as a director and chairman on January 20, 2010. Our relationship with Mr. Lawlor is currently adversarial and we are currently seeking an appeal of the judgment awarded to Mr. Lawlor in his lawsuit against the Company related to the financial arrangements associated with his retirement. Mr. Lawlor could also potentially attempt to influence the Company’s affairs or general goodwill in its markets. The potential negative reactions related to the changes in our chief executive officer and chairman positions, and the litigation with Mr. Lawlor, could adversely impact our revenue, capital needs, ability to retain employees, relations with customers, suppliers, investors and others, and our business in general.

If we are unable to gain a reversal of the judgment obtained against us by our former chairman and chief executive officer, our financial conditions may be adversely affected and we may be required to seek additional financing to satisfy our need for available funds.

In April 2011 Matthew P. Lawlor, our former chairman and chief executive officer, obtained a civil jury verdict against the Company on several of the claims contained in his employment-related lawsuit against the Company.

Mr. Lawlor was awarded $5,265,619 in damages plus pre-judgment interest and attorneys’ fees. As a result of this verdict, we recorded an aggregate reserve of $8.0 million. After post-trial motions and proceedings, on November 8, 2011 the court issued a judgment awarding Mr. Lawlor $5,265,619 in damages plus pre-judgment statutory interest and $2,131,035 in attorneys’ fees plus applicable interest. On November 28, 2011 the Company suspended Mr. Lawlor’s execution of the judgment, pending appeal, by posting security with the court in the form of an irrevocable standby letter of credit in an amount not exceeding $8,446,143. As such, we have secured and are currently pursuing the right to seek an appeal of this judgment to the Supreme Court of Virginia. If we are unable to obtain a grant to appeal the judgment, or to have the judgment reversed on appeal, the judgment may become payable at a time when we have insufficient working capital or available funds. In that case, we may be required to seek additional funds that may not be available on commercially reasonable terms or at all. Further, even if we do have sufficient funds to pay amounts, if any, required to be paid as a result of the judgment, the use of the funds to pay the judgment will reduce the amount of funds available for our ongoing operations. Under such circumstances, our financial condition could be adversely affected.

We could be sued for contract or product liability claims and lawsuits may disrupt our business, divert management’s attention or have a material adverse effect on our business, financial condition and results of operations.

Our clients use our products and services to provide web-based account presentation, bill payment, and other financial services to their end-users. Failures in a client’s system could result in an increase in service and warranty costs or a claim for substantial damages against us. There can be no assurance that the limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions in excess of the applicable deductible amount. There can be no assurance that this coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in substantial cost to us and divert management’s attention from our operations. Any contract liability claim or litigation against us could, therefore, have a material adverse effect on our business, financial condition and results of operations. In addition, because many of our projects are business-critical projects for financial services providers, a failure or inability to meet a client’s expectations could seriously damage our reputation and affect our ability to retain existing clients and attract new business.

Failure to comply with financial network operating rules could reduce the value of our services to our clients and make those services more costly to provide.

Our services require interaction with most financial networks (including VISA, MasterCard and Discovery, among others). Each of these networks has its own evolving set of operating rules governing various aspects of the business we do with them, including transaction eligibility, data formatting, record keeping and processing and pricing methodology. Some of these networks also limit our access to certain of their operating rules, making the task of compliance often more difficult. Additionally, we can be held accountable for compliance by our clients if they access these networks through us.

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

Government regulation applicable to our business may interfere with the operation of our business and impose costly compliance burdens, any of which could negatively impact our business, financial condition and results of operations.

The financial services industry is subject to extensive, complex and changing federal and state regulation. In addition, our clients are heavily concentrated in the financial services, utility and healthcare industries, and therefore operate under high levels of governmental supervision. Our clients must ensure that our services and related products work within the extensive and evolving regulatory requirements applicable to them.

We are not licensed by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Consumer Financial Protection Bureau or other federal or state agencies that regulate or supervise depository institutions or other providers of financial services. Under the authority of the Bank Service Company Act, the Gramm Leach Bliley Act of 1999, and other federal laws that apply to depository financial institutions, federal depository institution regulators have taken the position that we are subject to examination resulting from the services we provide to the institutions they regulate. In order not to compromise our clients’ standing with the regulatory authorities, we have agreed to periodic examinations by these regulators, who have broad supervisory authority to remedy any shortcomings identified in any such examination. We have incurred, and will continue to incur, substantial costs in connection with compliance with such laws and regulations.

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

Changes in, or enhanced regulatory oversight under, the laws, regulations, credit card association rules or other industry standards applicable to our business may interfere with the operation of our business and impose costly compliance burdens, any of which could negatively impact our business, financial condition and results of operations.

There may be changes in the laws, regulations, card network rules or other industry standards that affect our operating environment in substantial and unpredictable ways. Additionally, we have seen enhanced regulatory oversight by governmental agencies that oversee our clients and, to some extent, our industry. Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase the cost of doing business or affect the competitive balance. Failure to comply with laws, rules and regulations or standards to which we are subject in the U.S. as well as internationally, including the card network rules and rules with respect to privacy and information security, may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of fines, sanctions or other penalties, which could have a material adverse effect on our business, financial condition and results of operations.

We and the rest of the financial services industry continue to experience increased legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). This legislation provides for significant financial regulatory reform. The Reform Act, among other things, provides for the regulation and oversight by the Federal Reserve Board of debit interchange fees that are typically paid by acquirers and charged or received by a payment card network for the purpose of compensating an issuer for its involvement in an electronic debit transaction. The Reform Act also created a new Consumer Financial Protection Bureau which will assume responsibility for most federal consumer protection laws in the area of financial services, including consumer credit. In addition, the Reform Act created a Financial Stability Oversight Council that has the authority to determine whether nonbank financial service companies, such as the Company, should be supervised by the Federal Reserve Board because they are systemically important to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business. These regulations and increased oversight may adversely affect our business or operations or the business and operations of our clients.

The creation of the Consumer Financial Protection Bureau may have a material adverse effect on our business, financial condition and results of operations.

The Reform Act created a new independent Consumer Financial Protection Bureau, with responsibility for most federal consumer protection laws in the area of financial services and new authority with respect to consumer protection issues, including those pertaining to us to some extent. The bureau’s future actions may make payment card transactions less attractive to card issuers, consumers and merchants by further regulating disclosures, payment card practices, fees, routing and other matters with respect to credit, debit, and prepaid. Some elements of the Reform Act are vague or lack definition and create the potential for networks to pursue different strategies subject to their interpretation of the regulation. Our interpretation may result in our pursuit of strategies less effective than those of our competitors. Overall, these regulations and developments arising from the Reform Act could have a material adverse affect on our business, financial condition and results of operations.

The Company may be deemed to be engaged in the business of being a “money transmitter” under certain state money transmitter laws that would require the Company to obtain money transmitter licenses in such states and may result in the imposition of fines, penalties, restrictions or certain changes in the manner in which we conduct certain aspects of our business.

Our business is subject to various laws and regulations in the U.S. and certain other countries where we operate or offer our services to our clients, including those governing money transmission, electronic funds transfers, money laundering, counter-terrorist financing, sanctions, banking and lending. The legal and regulatory requirements that apply to the manner in which we offer our bill payment services, in particular, have evolved in recent years and vary in the markets where we offer such services. Many states require that companies engaged in money transmitter business, as defined by such individual states, be licensed to conduct that business in such states. We continue to closely review the various requirements of the individual states and how their licensing laws may or may not relate to our business and the particular manner in which we provide our services to our clients. Based on this review and our interpretation of these various requirements, it is possible we may determine that it is necessary to obtain money transmitter licenses in all or some of the states in which we offer our services to our clients or to change the way we operate certain aspects of our business to ensure compliance with applicable state laws. Further, it is possible that one or more states would take the position that we are required to obtain a money transmitter license to conduct certain aspects of our business in such state(s), which would result in substantial costs and commitment of resources relating to obtaining the requisite license(s) and undertaking ongoing state reporting and other compliance requirements. Any such additional regulatory costs, burdens and accompanying changes to our operations which may make certain of our services less attractive to our clients could materially and adversely affect our business and our financial condition and results of operations.

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

We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including but not limited to, the Sarbanes-Oxley Act of 2002 (as amended), other SEC regulations and Nasdaq Global Select Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent registered public accounting firm. We document and test our internal control systems and procedures and consider improvements that may be necessary in order for us to comply with the requirements of Section 404. This process requires us to hire outside advisory services and results in significant expenses for us. In addition, the evaluation and attestation processes required by Section 404 are conducted annually. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that our controls over financial reporting or disclosure are not effective as defined under Section 404 in the future, investor perceptions of our Company may be adversely affected and could cause a decline in the market price of our stock.

Risks Related to Our Capital and Debt Structure

If we are unable to obtain additional financing or renegotiate terms of our Series A-1 Preferred Stock, it could have a material adverse effect on our business.

The Company’s current cash balance and projected cash flows are not sufficient to repay both the $20.3 million in 2007 Notes due in 2013 and to redeem the Series A-1 Preferred Stock on the redemption date as described and discussed below. If we are unable to obtain additional financing, or to restructure or renegotiate the terms of the Series A-1 Preferred Stock, there can be no assurance that we will be able to make payments in accordance with our obligations thereunder.

We have a substantial number of shares of common and convertible preferred stock outstanding, including shares of Series A-1 Preferred Stock and shares of common stock that may be issued upon exercise of grants under our equity compensation plans that, if sold, could affect the trading price of our common stock.

We have issued shares of our common and Series A-1 Preferred Stock in connection with certain acquisitions and may issue additional shares of our common stock in connection with future acquisitions or financings. We issued the shares of Series A-1 Preferred Stock to a single investor as a part of the financing for our acquisition of Princeton eCom Corporation in 2006. As of December 31, 2011, the Series A-1 Preferred Stock was convertible into up to 5,102,986 million shares of common stock. We also have over 3.1 million shares of common stock that may be issued upon the exercise of stock options and or vesting of restricted stock. Further, as described above, we may issue additional shares of common stock, or instruments convertible into additional shares of common stock, to the holder of the outstanding shares of Series A-1 Preferred Stock. In that event, the holder of such shares may elect to sell all or part of the shares. We cannot predict the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of equity compensation grants), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

We have a significant amount of debt and redeemable preferred stock which will have to be repaid and may adversely affect our financial performance.

Our debt balance at December 31, 2011 was approximately $20.3 million. The Company’s Series A-1 Preferred Stock is carried at its fair value at inception adjusted for accretion of unpaid dividends and interest accruing thereon, the 115% redemption price, the original fair value of the bifurcated embedded derivative, and the amortized portion of its original issuance costs, which approximates its redemption value. At December 31, 2011 its carrying value was $120.1 million. The principal and interest we pay on the debt and the amounts we accrete to the Series A-1 Preferred Stock reduce our earnings and our cash flows. The reduction of our earnings associated with this debt and redeemable Series A-1 Preferred Stock could have an adverse impact on the trading price of our shares of common stock.

Our plans to operate and grow may be limited if we are unable to obtain sufficient financing.

We may desire to expand our business through future strategic acquisitions and exploiting new markets when we identify desirable opportunities. We may need additional equity and debt financing for these purposes, but may not be able to obtain such financing on acceptable terms, or at all. Our existing debt financing limits our capacity to borrow additional funds and carries interest expense that burdens our cost structure. Additionally, the holders of our preferred stock must approve the issuance of any debt or equity financing except for equity issued in a public offering. In the event we increase our borrowings to fund a redemption of all or part of the Series A-1 Preferred Stock as discussed above, such borrowings will further limit our ability to obtain debt or equity financings for future acquisitions. Failure to obtain additional financing could weaken our operations or prevent us from achieving our business objectives. Further, equity financings, as well as debt financing with convertible features or accompanying warrants, can be dilutive to our stockholders. Negative covenants associated with debt or equity financings may also restrict the manner in which we would otherwise desire to operate our business.

The holder of our outstanding Series A-1 Preferred Stock has a redemption right that may have a material adverse impact on our business, financial condition and the operations of our business.

The holder of the Series A-1 Preferred Stock has a right to request that the Company redeem all, or any part, of the Series A-1 Preferred Stock at any time on or after July 3, 2013, which is the seventh anniversary of the issue date of the Series A-1 Preferred Stock, at a redemption value of 115% of the face value of the stock, plus accrued dividends and an escalation accrual. Due to the fact that the escalation accrual is variable based on the iMoneyNet First Tier Institutional Average, the actual redemption price on or after July 3, 2013 cannot be determined with certainty at this time. However, the Company estimates that the redemption price for all of the issued and outstanding shares of Series A-1 Preferred Stock at July 3, 2013 will be approximately $129.2 million.

The Series A-1 Preferred Stock provides that, in the event the holder of the shares elects to cause the Company to redeem the shares (which may be redeemed in full or in part), the shares so elected for redemption shall be redeemed by the Company by payment of the redemption price in cash “in full, from the funds legally available therefor.” Upon the election of this right of redemption with respect to all or any substantial portion of the shares, we anticipate that we will not have the necessary funds legally available to fully redeem the shares of Series A-1 Preferred Stock and we may not have the ability to raise funds for this purpose on favorable terms or at all. In the event we determine that we cannot redeem all of the outstanding shares so elected for redemption, the holder of the Series A-1 Preferred Stock could seek to challenge such determination by bringing legal action against the Company. In the event that on the redemption date, the Company does not redeem all of the shares of Series A-1 Preferred Stock called for redemption, thereafter, the Company’s obligation to redeem the portion of the Series A-1 Preferred Stock elected to be redeemed would remain outstanding until redeemed. The Company’s Board would reassess the Company’s ability to redeem all or part of any remaining shares of Series A-1 Preferred Stock called for redemption on a periodic basis and would redeem as many of the shares as the Company has funds legally available for such redemption until all shares called for redemption have been redeemed.

If the holder of the Series A-1 Preferred Stock exercises its right to redemption on or after July 3, 2013, such exercise and the resulting obligations of the Company with respect to the exercise could have a material adverse impact on our stock price, business, financial condition and results of operations. Further, unless we are able to renegotiate the terms of the Series A-1 Preferred Stock or otherwise raise the funds for redemption in advance of the redemption date, we may experience a material adverse impact on our stock price, business, financial condition and results of operations in advance of the redemption date due to market concerns relating to our ability to operate our business in the face of our potential redemption obligations.

If the Company is able to negotiate a restructuring of our outstanding Series A-1 Preferred Stock in advance of the redemption date, the restructuring may result in additional indebtedness and/or dilution to our stockholders, any of which could have a material adverse impact on the Company, its stock price and its financial condition.

The Company has undertaken the following actions in anticipation of the possibility that the holder of the outstanding Series A-1 Preferred Stock will exercise its redemption rights on or after July 3, 2013: (1) engaged a financial advisor to advise the Company on the amount and manner by which we might raise funds under existing market conditions in order to redeem or restructure all or part of the Series A-1 Preferred Stock, including advice with respect to our capacity for additional borrowings to be used for such purposes; (2) begun the process of seeking financial proposals from possible financing sources; (3) consulted with legal counsel to gain an understanding of the Company’s legal options in relation to the possible redemption; and (4) recently begun discussions with the holder of the Series A-1 Preferred Stock with respect to possible alternative approaches to its delivering a redemption notice to the Company in July 2013. Although we are in the early stages of this process, it is possible that the Company will negotiate a restructuring of the Series A-1 Preferred Stock that would include (A) the Company raising additional debt financing and using all or part of the proceeds to redeem all or part of the outstanding Series A-1 Preferred Stock, (B) the issuance of debt securities, including convertible debt or debt attached to warrants to acquire equity securities, in exchange for all or part of the Series A-1 Preferred Stock, (C) the issuance of shares of common stock in exchange for a portion of the Series A-1 Preferred Stock, (D) the issuance of other capital stock or securities convertible into capital stock to raise capital for the redemption or restructuring of the Series A-1 Preferred Stock, or (F) any combination of all or part of the foregoing. Given the foregoing, we can give no assurances that a restructuring of our obligations under our Series A-1 Preferred Stock will be achieved at all or on favorable terms to the Company or our stockholders.

As noted above, it is possible that we will incur additional indebtedness to fund the redemption or restructuring of all or part of the Series A-1 Preferred Stock. In the event we increase our borrowings, we may not be able to meet the repayment obligations if we do not achieve the operating results anticipated at the time we incur such borrowings. Further, negative covenants associated with debt or equity financings may also restrict the manner in which we would otherwise desire to operate our business. The principal and interest we pay on such debt would reduce our earnings and cash flows. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. The reduction of our earnings associated with any such debt, as well as the dilutive effect of the issuance of any such equity securities or instruments convertible into equity securities, could have an adverse impact on the trading price of our outstanding shares of common stock.

The holder of our outstanding Series A-1 Preferred Stock has liquidation and other rights that are senior to the rights of the holders of our common stock.

Our board of directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock. As described above, our Board previously designated and the Company issued 75,000 shares of Series A-1 Preferred Stock for an aggregate original issue price of $75,000,000. Holders of our shares of Series A-1 Preferred Stock are entitled to a liquidation preference, before amounts are distributed on our shares of common stock, of 115% of the original issue price of these shares ($86,250,000) plus 8% per annum of the original issue price with an interest factor thereon tied to the iMoneyNet First Tier Institutional Average. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock in the event of a sale or dissolution of the Company. In addition, holders of our Series A-1 Preferred Stock have the right to elect (and have elected) one director to our board of directors.

The holder of our outstanding Series A-1 Preferred Stock also has voting rights that may restrict our ability to take corporate actions.

The Company we cannot issue any security or evidence of indebtedness, other than in connection with an underwritten public offering, without the consent of the holders of a majority of the outstanding shares of Series A-1 Preferred Stock. We also cannot amend our certificate of incorporation nor have our Board designate any future series of preferred stock if any such amendment or designation adversely impacts the Series A-1 Preferred Stock. Our inability to obtain these required consents may have an adverse impact in our ability to issue securities in the future in order to advance our business.

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

Our existing credit agreement requires us to comply with certain covenants, including prescribed financial requirements. Our ability to meet these requirements may be affected by events beyond our control, including, without limitation, sales levels, contract terminations and market pricing pressures. No assurance can be provided that our financial performance will enable us to remain in compliance with these financial requirements. If we are unable to comply with the terms of our credit agreement, a default could arise under this agreement. In the event of a default, our lenders could terminate their commitment to lend or accelerate any loans and declare all amounts borrowed due and payable. In this event, there can be no assurance that we would be able to make the necessary payment to the lenders or that we would be able to find alternative financing on terms acceptable to us.

Our stock price is volatile.

The market price of our common stock has been subject to significant fluctuations and may continue to be volatile in response to, among other things:

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates or ratings by securities analysts;

•	conditions or trends in the Internet and online commerce industries;

•	changes in the economic performance and/or market valuations of other Internet, online service industries;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	recent and potential proxy fights;

•	additions or departures of key personnel;

•	future equity or debt offerings, restructurings, redemptions or acquisitions or our announcements of these transactions; and

•

other events or factors, many of which are beyond our control, including without limitation the events and factors discussed in the “Risk Factors” set forth in Item 1A of Part I of this Annual Report on Form 10-K.

The stock market in general, and the Nasdaq Global Select Market specifically, have experienced extreme price and volume fluctuations and volatility that have particularly affected the market prices of many technology companies. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against a company. Litigation, if and when pursued by or against the Company, whether or not successful, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We are headquartered in Chantilly, Virginia where we lease approximately 100,000 square feet of office space. The lease expires September 30, 2014. We also lease office space in Princeton, New Jersey, Parsippany, New Jersey, Woodland Hills, California, Pleasanton, California and Columbus, Ohio. Our Banking segment operates from our Chantilly, Virginia, Princeton, New Jersey, Woodland Hills, California and Pleasanton, California offices; our eCommerce segments operate from our Chantilly, Virginia, Princeton, New Jersey, Parsippany, New Jersey and Columbus, Ohio offices. We believe that all of our facilities are in good condition and are suitable and adequate to meet our operations. We also expect to be able to renew our leases on terms commercially acceptable to us at each of our leased locations. Additionally, we believe that suitable additional or alternative space may be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings

In the civil action lawsuit styled, Lawlor v. Online Resources Corp., Case No. 2010 -5601, Fairfax County Circuit Court (Nov. 8, 2011), appeal filed, No. 1202208 (Va. Feb. 3, 2012), Matthew P. Lawlor, our former chairman and chief executive officer, obtained a jury verdict in April 2011 on several of the claims contained in his employment-related lawsuit against the Company. Mr. Lawlor was awarded $5,265,619 in damages plus pre-judgment interest and attorneys’ fees. As a result of this verdict against the Company, we recorded an aggregate reserve of $8.0 million. After post-trial motions and proceedings, on November 8, 2011 the court awarded Mr. Lawlor final judgment of $5,265,619 in damages plus pre-judgment interest and $2,131,035 in attorney’s fees plus applicable interest. On November 28, 2011 the Company suspended execution of the judgment, pending appeal, by posting security with the court in the form of an irrevocable standby letter of credit in an amount not exceeding $8,446,143. We filed our petition for appeal with the Supreme Court of Virginia on February 3, 2012, asking the Supreme Court to reverse the judgment against the Company on the counts on which it lost at trial, in whole or in part. Our petition is pending with the Court. While the Company will continue to vigorously pursue its bid to appeal the judgment and believes that it has meritorious grounds for appeal, there can be no assurance that the Company will prevail.

Online Resources is currently the defendant in a civil action lawsuit styled Kent D. Stuckey v. Online Resources Corporation, Case No. 2:08-CV-1188, which is pending in U.S. District Court for the Southern District of Ohio, Eastern Division. This lawsuit was filed on December 19, 2008 by Mr. Stuckey, the former Chief Executive Officer and Chairman of Internet Transaction Solutions, Inc. (“ITS”), alleging certain claims in connection with the Company’s acquisition of ITS in August 2007. The plaintiff brought this suit in a representative capacity on behalf of all former ITS stockholders, alleging among other things that (i) the Company breached its agreement to register, under the Securities Act of 1933, as amended, the Company shares that were issued to the former ITS shareholders as partial consideration for the Company’s acquisition of ITS, (ii) the Company committed fraud in connection with the acquisition of ITS and its failure to register the Company shares issued in the acquisition, (iii) the Company failed to timely process stock transfer requests, and (iv) the Company breached certain price protection provisions in the acquisition agreement. In the complaint filed by the plaintiff, plaintiff seeks damages in the excess of $15 million, relief for the full purchase price of the Company shares issued in the acquisition (alleged to be approximately $24.7 million), the release to the former stockholders of ITS of approximately $700,000 currently held in escrow, punitive and exemplary damages, pre- and post-judgment interest, and reimbursement for costs incurred in the litigation. The Company has vigorously disputed the claims and calculation of damages asserted by the plaintiff in the case. On February 13, 2012, the court issued an Opinion and Order denying the Company’s motion for summary judgment seeking dismissal of the plaintiff’s remaining claims in the case. On February 15, 2012, the court issued an order setting a bench trial date of May 21, 2012. While the Company will continue to vigorously dispute the plaintiff’s claims in pretrial proceedings and at trial, and believes that it has meritorious defenses to the plaintiff’s claims, there can be no assurance that the Company will prevail.

On June, 30, 2011 Online Resources filed a civil complaint for declaratory judgment against Autoscribe Corporation and Pollin Patent Licensing, LLC in federal district court (Online Resources Corp. v. Autoscribe Corp., Pollin Patent Licensing, LLC, U.S. Dist. Court for District of MD, Southern/Greenbelt Div., Case No. 8:11-cv-01801-JFM). The Company’s complaint seeks declarations of non-infringement and invalidity with respect to two U.S. patents asserted by the defendants. On July 26, 2011 the defendants filed an answer to the Company’s complaint which asserts certain patent infringement claims and unspecified damages against the Company, and the case is currently in the discovery phase. While the Company will continue to vigorously pursue the matters in dispute with the defendants in this case, there can be no assurance that the Company will prevail.

From time to time, we are named as a defendant in other legal actions that we consider ordinary, routine litigation that is incidental to our business. It is possible, however, that subsequent events in any litigation may cause us to reconsider our assessments and determinations, including the need to establish or (if applicable) increase loss provisions, unless we believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, have previously established adequate reserves.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the NASDAQ National Market on June 4, 1999 and now trades on the NASDAQ Global Select Market under the symbol “ORCC”. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated, as reported by NASDAQ:

	2011		2010
Fiscal Quarter Ended	High	Low	High	Low
First Quarter	$6.72	$3.78	$5.45	$3.58
Second Quarter	3.82	3.26	5.10	3.84
Third Quarter	3.56	2.55	4.88	3.63
Fourth Quarter	2.65	2.42	5.35	4.16

The market price of our common stock is highly volatile and fluctuates in response to a wide variety of factors. For additional information, see Item 1A., Risk Factors — Our Stock Price is Volatile included in this Annual Report on From 10-K.

On March 8, 2012, we had approximately 113 holders of record of common stock. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

We have not paid any cash dividends on our common stock and currently intend to retain any future earnings for use in our business. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. In addition, subject to certain exceptions, the terms of our credit facility may limit our ability to pay dividends.

For information regarding securities authorized for issuance under our equity compensation plans, see Note 13, Equity Compensation Plans, in the Notes to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	2,330,874	$2.61	253,631
Equity compensation plans not approved by security holders	739,855	$5.47	—

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data set forth below with respect to Online Resources’ Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 and with respect to Online Resources’ Consolidated Balance Sheets at December 31, 2011 and 2010 are derived from the audited Consolidated Financial Statements of Online Resources Corporation, which are included in Item 8, Consolidated Financial Statements and Supplementary Data in this Annual Report on Form 10-K. Consolidated Statements of Operations data for the fiscal years ended December 31, 2008 and 2007 and Consolidated Balance Sheet data at December 31, 2009, 2008 and 2007 are derived from Consolidated Financial Statements of Online Resources not included herein.

The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements, the related Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Service fees	$131,706	$130,823	$134,651	$138,278	$121,364
Professional services and other	22,977	18,690	17,212	13,364	13,768

Total revenues	154,683	149,513	151,863	151,642	135,132
Cost of revenues	83,766	78,953	77,260	77,353	64,083

Gross profit	70,917	70,560	74,603	74,289	71,049

General and administrative	34,997	32,146	31,140	33,445	28,933
Reserve for potential legal liability	7,900	—	—	—	—
Sales and marketing	20,147	19,532	20,747	24,207	23,446
Systems and development	10,488	9,901	9,394	9,906	9,196

Total expenses	73,532	61,579	61,281	67,558	61,575

(Loss) income from operations	(2,615)	8,981	13,322	6,731	9,474
Other expense	(983)	(193)	(4,057)	(3,637)	(11,231)

(Loss) income before income tax (benefit) provision	(3,598)	8,788	9,265	3,094	(1,757)
Income tax (benefit) provision (1)	(2,026)	3,412	4,135	1,175	(12,703)

Net (loss) income	(1,572)	5,376	5,130	1,919	10,946
Preferred stock accretion	9,912	9,560	9,208	8,873	8,302

Net (loss) income available to common stockholders	$(11,484)	$(4,184)	$(4,078)	$(6,954)	$2,644

Net (loss) income available to common stockholders per share:
Basic	$(0.36)	$(0.14)	$(0.14)	$(0.24)	$0.10
Diluted	$(0.36)	$(0.14)	$(0.14)	$(0.24)	$0.09
Shares used in calculation of net (loss) income to common stockholders per share:
Basic	31,897	30,954	29,947	29,111	27,153
Diluted	31,897	30,954	29,947	29,111	29,150
Balance Sheet Data:
Cash, cash equivalents and investments	$31,290	$29,127	$22,907	$23,978	$22,362
Working capital	16,847	14,346	31,067	24,243	17,625
Total assets	304,372	310,585	308,490	323,677	340,717
Notes payable, less current portion	7,500	9,563	40,500	59,500	75,438
Other long-term liabilities	4,979	6,956	6,888	6,377	6,508
Total liabilities	52,458	60,642	68,205	94,149	120,005
Redeemable convertible preferred stock	120,095	110,182	100,623	91,415	82,542
Stockholders’ equity	131,819	139,761	139,662	138,113	138,170

(1)	Includes a $13.7 million release of valuation allowance in 2007 related to federal net operating losses.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

The following discussion should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes and other financial information, included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under “Risk Factors” and “Forward-Looking Statements.” All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

OVERVIEW

We provide outsourced, web and phone-based financial technology services to financial institution, biller, card issuer and creditor clients and their millions of consumer end-users. We currently derive approximately 75% of our revenues from payments and 25% from other services including account presentation relationship management, professional services, and custom software solutions. End-users may access and view their accounts online and perform various web-based self-service functions. They may also make electronic bill payments and funds transfers, utilizing our unique, real-time debit architecture, ACH and other payment methods. Our value-added relationship management services reinforce a favorable user experience and drive a profitable and competitive Internet channel for our clients. Further, we have professional services, including software solutions, which enable various deployment options, a broad range of customization and other value-added services.

We currently operate in two business segments — Banking and eCommerce. The operating results of these business segments exclude general corporate overhead expenses. Within each business segment, we face differing opportunities, challenges and risks. In our Banking segment we have the opportunity to deploy the new and enhanced products we have developed to expand and deepen the relationships we have with our existing clients. Our differentiated account presentation and payments products, as well as our ability to deliver a full suite of remote delivery financial services, provide the opportunity for us to increase market share particularly among mid-sized financial institutions. In the bank market, a very large percentage of financial institutions now offer internet banking and bill payment to their customers. We therefore face competition in our efforts to obtain new clients from other established providers of these services. The end-user base within these clients is not highly penetrated, however, thus we can benefit from continuing adoption increases by our clients and end users.

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

Across our markets, we are exposed to interest rate risk as we earn interest income from the bill payment funds in transit that we hold on behalf of our clients and end-users. We also closely monitor covenant and other compliance requirements under our debt and preferred stock agreements, as well as other potential risks associated with our capital structure.

We have experienced, and expect to continue to experience, significant user and transaction growth in our eCommerce segment. This growth has placed, and will continue to place, significant demands on our personnel, management and other resources. We will need to continue to expand and adapt our infrastructure, services and related products to accommodate additional clients and their end-users, increased transaction volumes and changing end-user requirements.

Registered end-users using account presentation, bill payment or both, and the payment transactions executed by those end-users are the major drivers of our revenues. For the year ended December 31, 2011, the number of users of our account presentation services increased 4%, and the number of users of our payment services decreased 3%, for an overall 1% decrease in users, as compared to the year ended December 31, 2010.

The following table summarizes users and payment services transactions:

	Period Ended December 31,		Increase/ (Decrease)
	2011	2010	Change	%
Account presentation users (000s):
Banking segment	1,480	1,484	(4)	(0)%
eCommerce segment	2,663	2,499	164	7%

Enterprise	4,143	3,983	160	4%
Payment services users (000s):
Banking segment	4,813	4,748	65	1%
eCommerce segment	7,820	8,209	(389)	(5)%

Enterprise	12,633	12,957	(324)	(3)%
Total users (000s):
Banking segment	5,847	5,856	(9)	(0)%
eCommerce segment	10,483	10,708	(225)	(2)%

Enterprise	16,330	16,564	(234)	(1)%
Payment services transactions (000s):
Banking segment	148,413	148,258	155	0%
eCommerce segment	88,069	71,343	16,726	23%

Enterprise	236,482	219,601	16,881	8%

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

As a network-based service and software provider, we have made substantial up-front investments in infrastructure, particularly for our proprietary systems. We invested approximately $7.3 million, $12.7 million, and $9.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. These investments were made to create new products, enhance the functionality of existing products and improve our infrastructure. Product enhancements allow us to remain competitive, retain existing clients and attract new clients. New products allow us to increase revenue and attract new clients. Infrastructure investments allow us to leverage ongoing advances in technology to improve our operating efficiency and capture cost savings.

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

We collect funds from end-users and aggregate them in clearing accounts, which are not included in our consolidated balance sheets, as we do not have ownership of these funds. For certain transactions, funds may remain in the clearing accounts until a payment check is deposited or other payment transmission is accepted by the receiving merchant. We earn interest on these funds for the period they remain in the clearing accounts. The collection of interest on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. This interest totaled $0.2 million, $0.3 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is classified as payment service revenue in our consolidated statements of operations.

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

When we provide services to customers through the delivery of software, revenues from the sale of software licenses, services and related support are recognized when there is persuasive evidence that an arrangement exists, the fee is fixed or determinable, collectability is probable and the software has been delivered, provided that no significant obligations remain under the contract. We have multiple-element software arrangements that typically include support services, in addition to the delivery of software. For these arrangements, we recognize revenues using estimated selling price. Under this method, the fair value of the undelivered elements, based on estimated selling price, is deferred. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenues related to the delivered elements. We determine the fair value of the undelivered elements based on the amounts charged when those elements are sold separately. For sales of software that require significant production, modification or customization, we recognize revenues using the percentage-of-completion method. The percentage-of-completion is measured based on the percentage of labor effort incurred to date to estimated total labor effort to complete delivery of the software license. Changes in estimates to complete and revisions in overall profit estimates on these contracts are charged to our consolidated statements of operations in the period in which they are determined. We record any estimated losses on contracts immediately upon determination. Revenues related to support services are recognized on a straight-line basis over the term of the support agreement.

Most contracts can be terminated by our clients within a specific period, typically thirty to sixty days following notice by the client. Our contracts contain termination fees, which generally, at a minimum, cover our remaining incremental costs and deferred costs related to the contract. We have not historically incurred losses on terminated contracts.

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

Allowance for Doubtful Accounts.    The provision for losses on accounts receivable and allowance for doubtful accounts are recognized based on our estimate, which considers our historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data and financial health of specific customers. During the year ended December 31, 2011, we reserved a net additional $180,000 of accounts receivable to reflect a balance of $412,000 at year end. This represents management’s estimate of the probable losses in the accounts receivable balance at December 31, 2011. While the allowance for doubtful accounts and the provision for losses on accounts receivable depend to a large degree on future conditions, management does not forecast significant adverse developments in 2012.

Income Taxes.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income during the carryforward period. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. The net operating loss carryforwards expire from 2022-2029. Management believes that the Company will generate sufficient taxable income over the next four years to recover the net operating loss carryforwards and it is more likely than not that they will recover net operating losses prior to their expiration.

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

We capitalize the cost of computer software to be sold. Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is ready for general release to customers. We capitalized approximately $4.7 million of software development costs and amortized approximately $5.6 million of capitalized computer software for the year ended December 31, 2011.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets.    We evaluate the recoverability of our identifiable intangible assets, goodwill and other long-lived assets. We assess the recoverability of our goodwill at least on an annual basis and when events or circumstances indicate a potential impairment. When assessing the recoverability of our goodwill, we use the income method to determine the fair value of our two reporting units, Banking and eCommerce, based upon our forecasted discounted cash flows. The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage our operations. We use undiscounted cash flows to assess the recoverability of our amortizable intangible and other long-lived assets, when events and circumstances indicate a potential impairment. Our reporting units, Banking and eCommerce, have allocated goodwill of approximately $80.4 million and approximately $101.1 million, respectively, as of December 31, 2011.

We did not experience any impairment of goodwill or other intangible assets for the years ended December 31, 2011, 2010 or 2009. If market conditions continue to weaken, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material negative effect on our results of operations. Our stock price ranged from $2.42 to $6.72 during 2011. Were the stock price to decline below this range, it may require us to evaluate whether or not the decline in stock price indicated an impairment requiring reevaluation of the goodwill. We will continue to monitor its financial performance, stock price, and other factors in order to determine if there are any indicators of impairment.

The discounted cash flow approach we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a discount rate. Terminal values are also estimated and discounted to their present value.

We forecasted revenue, expenses, and cash flows over a five-year period for each of our reporting units. In projecting future cash flows, we considered factors including our historical growth rates and company-specific information such as forecasted sales and client retention. Based on these considerations, our assumed 2012 revenue growth rates were neutral followed by assumed revenue growth with an anticipated economic recovery in 2013. To arrive at our projected cash flows and resulting growth rates, we evaluated our historical operating results and current management initiatives to assess the reasonableness of our operating margin assumptions. We also calculated a “normalized” residual year which represents the perpetual cash flows of each reporting unit. The residual year cash flow was multiplied by market factors to estimate arrive at the terminal value of the reporting unit.

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

Our reporting units, Banking and eCommerce, have a carrying value of approximately $97.9 million and approximately $122.4 million, respectively, as of October 1, 2011. Banking and eCommerce have allocated goodwill of approximately $80.4 million and approximately $101.1 million, respectively, as of December 31, 2011. If our future revenue growth does not materialize, either because we fail to achieve sales forecasts or loses existing customers, or if we experience changes in market factors such as discount rate or stock price, the fair value of one or both of our reporting units could be impacted. If the fair value for our Banking reporting unit declines approximately 2% from the October 1, 2011 fair value, or the fair value of our eCommerce reporting unit declines approximately 4% from the October 1, 2011 fair value, it is likely that we would incur goodwill impairment charges.

Theoretical Swap Derivative.    We bifurcated the fair market value of the embedded derivative associated with the Series A-1 Preferred Stock issued in conjunction with the Princeton eCom acquisition on July 3, 2006. We determined that the embedded derivative is defined as the right to receive a fixed rate of return on the accrued, but unpaid dividends and the variable negotiated rate, which creates a theoretical swap between the fixed rate of return on the accrued, but unpaid dividends and the variable rate actually accrued on the unpaid dividends. This embedded derivative is marked to market at the end of each reporting period through earnings and an adjustment to other assets. There is no active market quote available for the fair value of the embedded derivative. Thus, management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.

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

Derivative Instruments and Hedging Activities.    From time to time, we have entered into derivative instruments to serve as cash flow hedges for our debt instruments. We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

Recently Issued Pronouncements

In September 2011, the FASB issued guidance for the accounting of intangible goodwill and other that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance is effective for fiscal years beginning after December 15, 2011. We do not expect that the adoption of this update will have a material impact on its consolidated financial statements at this time.

In June 2011, the FASB issued updated guidance for disclosing comprehensive income. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires us to present components of comprehensive income in either one continuous statement or two separate but consecutive statements and no longer permits the presentation of comprehensive income in the consolidated statement of stockholders’ equity. We will adopt this new guidance effective January 1, 2012, as required.

In May 2011, the FASB issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. We do not believe that the adoption of the amended guidance will have a significant effect on its consolidated financial statements. We will adopt this new guidance effective January 1, 2012, as required.

Results of Operations

The following table presents the summarized results of operations for our two reportable segments, Banking and eCommerce (dollars in thousands):

	Year Ended December 31,
	2011		2010		2009
	Dollars	%	Dollars	%	Dollars	%
Revenues:
Banking	$82,346	53%	$90,320	60%	$93,187	61%
eCommerce	72,337	47%	59,193	40%	58,676	39%

Total	$154,683	100%	$149,513	100%	$151,863	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin
Gross profit:
Banking	$36,063	44%	$43,963	49%	$47,794	51%
eCommerce	34,854	48%	26,597	45%	26,809	46%

Total	$70,917	46%	$70,560	49%	$74,603	49%

	Dollars	%	Dollars	%	Dollars	%
Operating expenses:
Banking	$24,398	33%	$24,600	40%	$24,176	39%
eCommerce	21,291	29%	19,070	31%	19,644	32%
Corporate(1)(2)	27,843	38%	17,909	29%	17,461	29%

Total	$73,532	100%	$61,579	100%	$61,281	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin
(Loss) income from operations:
Banking	$11,665	14%	$19,363	21%	$23,618	25%
eCommerce	13,563	19%	7,527	13%	7,165	12%
Corporate(1)	(27,843)	—	(17,909)	—	(17,461)	—

Total	$(2,615)	(2)%	$8,981	6%	$13,322	9%

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.
(2)	Included in corporate operating expenses for the year ended December 31, 2011 is $7.9 million related to a reserve for potential legal liability.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues

We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues increased by $5.2 million, or 3%, to $154.7 million for the year ended December 31, 2011, from $149.5 million in 2010.

	Years Ended December 31,		Change
	2011	2010	Difference	%
Revenues (in thousands):
Account presentation services	$11,231	$9,408	$1,823	19%
Payment services	113,734	113,007	727	1%
Relationship management services	6,741	8,408	(1,667)	(20)%
Professional services and other	22,977	18,690	4,287	23%

Total revenues	$154,683	$149,513	$5,170	3%

Payment metrics (in thousands):
Banking payment transactions	148,413	148,258	155	0%
Biller payment transactions	88,069	71,343	16,726	23%

Notes:

Account Presentation Services.    Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased 19%, or $1.8 million, to $11.2 million for the year ended December 31, 2011. This was related to increased hosting fees of approximately $1.3 million, increased user fees of $0.2 million and increased license fees of $0.3 million.

Payment Services.    Both the Banking and eCommerce segments contribute to payment services revenues, which increased to $113.7 million for the year ended December 31, 2011 from $113.0 million in the same period of the prior year. This was due to an increase in transaction and license fees of approximately $6.4 million which was partially offset by decreased user and account maintenance fees of $5.3 million and reduced float interest revenue by approximately $0.1 million.

Relationship Management Services.    Primarily composed of revenues from the Banking segment, relationship management services revenues decreased 20%, or $1.7 million, to $6.7 million for the year ended December 31, 2011. This decrease is due to reduced user and license fees of $1.1 million, reduced new user set up fees of $0.4 million, and reduced marketing program fees of $0.2 million.

Professional Services and Other.    Both the Banking and eCommerce segments contribute to professional services and other revenues, which increased by $4.3 million, or 23%. This increase was related to increased professional service fees of $2.6 million, increased license fees of $0.7 million, increased users and transactions for our Money HQ, Quicken, Risk based authentication and mobile banking products of approximately $0.3 million and increased cancellation fees of approximately $0.7 million.

Costs and Expenses

	Years Ended December 31,		Change
	2011(1)	2010(1)	Difference(1)%
Revenues	$154,683	$149,513	$5,170	3%
Costs of revenues	83,766	78,953	4,813	7%

Gross profit	70,917	70,560	357	0%
Gross margin	46%	47%	2%	0%
Operating expenses
General and administrative	34,997	32,146	2,851	9%
Reserve for potential legal liability	7,900	—	7,900	100%
Sales and marketing	20,147	19,532	615	3%
Systems and development	10,488	9,901	587	6%

Total operating expenses	73,532	61,579	11,953	19%

(Loss) income from operations	(2,615)	8,981	(11,596)	(129)%

Other (expense) income
Interest income	97	65	32	49%
Interest and other expense	(1,080)	(258)	822	319%

Total other expense	(983)	(193)	790	409%

(Loss) income before tax (benefit) provision	(3,598)	8,788	(12,386)	(141)%
Income tax (benefit) provision	(2,026)	3,412	(5,438)	(159)%

Net (loss) income	(1,572)	5,376	(6,948)	(129)%
Preferred stock accretion	9,912	9,560	352	4%

Net loss available to common stockholders	$(11,484)	$(4,184)	$(7,300)	(174)%

Net loss available to common stockholders per share:
Basic	$(0.36)	$(0.14)	$(0.22)	(157)%
Diluted	$(0.36)	$(0.14)	$(0.22)	(157)%
Shares used in calculation of net loss available to common stockholders per share:
Basic	31,897	30,954	943	3%
Diluted	31,897	30,954	943	3%

Notes:

(1)	In thousands except for per share amounts.

Costs of Revenues.    Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased by $4.8 million to $83.8 million for the year ended December 31, 2011, from $79.0 million for the same period in 2010. The increase is due to increased compensation and benefits of $0.5 million, interchange fees of $2.6 million, data communication costs of $0.5 million, partner commissions of $0.4 million, repair and maintenance costs of $0.6 million, contract labor of $0.3 million and consulting costs of $0.4 million offset by a decrease in Money HQ aggregation fees of $0.4 million and disaster recovery fees of $0.2 million.

Gross Profit. Gross profit increased $0.3 million for the year ended December 31, 2011 to $70.9 million, and gross margin was 46% and 47% for the year ended December 31, 2011 and 2010, respectively. The increase is due to an increase in revenue of $5.2 million combined with an increase in cost of revenues of $4.8 million.

General and Administrative.    General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $2.9 million, or 9% to 35.0 million for the year ended December 31, 2011. The increase was due to increased compensation and benefit expenses of approximately $1.2 million and increased legal fees of $2.0 million offset by reduced consulting fees $0.5 million.

Reserve for Potential Legal Liability.     Reserve for potential legal liability increased $7.9 million, or 100% to $7.9 million for the year ended December 31, 2011 due to a legal reserve for the judgment in the Lawlor lawsuit.

Sales and Marketing.     Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses increased $0.6 million, or 3%, to $20.2 million for the year ended December 31, 2011. The primary reason for the increase are increased compensation and benefits expense of approximately $1.4 million and outside support costs of $0.2 million offset by a decrease in the amortization of intangible assets of $1.0 million.

Systems and Development.    Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $0.6 million, or 6%, to $10.5 million for the year ended December 31, 2011. The increase is primarily due to $1.9 million less capitalized software and deferred implementation costs for the year ended December 31, 2011 as compared to the year ended December 31, 2010 and increases in consulting costs of $0.3 million, travel costs of $0.2 million, recruiting costs of $0.1 million and legal fees of $0.1 million offset by a decrease in compensation and benefit costs of $2.1 million.

(Loss) income from Operations.    (Loss) income from operations decreased $11.6 million, or 129%, to a $2.6 million loss for the year ended December 31, 2011. The decrease was primarily due to increased operating expenses of $12.0 million offset by an increase in gross profit of $0.3 million.

Interest Income.    Interest income remained constant at $0.1 million for the year ended December 31, 2011.

Interest and Other Expense.    Interest and other expense increased by $0.8 million for the year ended December 31, 2011 due to the mark-to-market valuation adjustment related to the theoretical swap for the year ended December 31, 2011 was $0.8 million less than the corresponding increase for the year ended December 31, 2010.

Income Tax (Benefit) Provision.    Income tax benefit was $2.0 million for the year ended December 31, 2011, a decrease of $5.4 million over the prior year. This decrease is primarily due to the decrease in taxable income in the current year. Our effective tax rate was 56.3% for the year ended December 31, 2011. The difference between our effective tax rate and the federal statutory rate is primarily due to a benefit of approximately $1.5 million relating to the release of valuation allowance for NJ NOLs due to forecasts of future taxable income, stock based compensation adjustment of approximately $0.2 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.

Preferred Stock Accretion.    The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased as a result of higher interest costs related to the escalation accrual associated with the Series A-1 Preferred Stock.

Net Loss (Income) Available to Common Stockholders.    Net loss available to common stockholders increased $7.3 million to a net loss of $11.5 million for the year ended December 31, 2011, compared to net loss of $4.2 million for the year ended December 31, 2010. The increase is due to increased net loss of $6.9 million and preferred stock accretion of approximately $0.4 million. Basic and diluted net loss per share increased $0.22 to $0.36 per basic and diluted share for the year ended December 31, 2011 compared to $0.14 for the year ended December 31, 2010. Basic shares outstanding increased by 3% for the year ended December 31, 2011 as a result of shares issued in connection with the exercise of company-issued stock options and our employees’ participation in our employee stock purchase plan.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues

We generate revenues from account presentation, payment, relationship management and professional services and other revenues. Revenues decreased by $2.4 million, or (2)%, to $149.5 million for the year ended December 31, 2010, from $151.9 million in 2009.

	Year Ended December 31,		Change
	2010	2009	Difference	%
Revenues (in thousands):
Account presentation services	$9,408	$8,198	$1,210	15%
Payment services	113,007	118,291	(5,284)	(4)%
Relationship management services	8,408	8,162	246	3%
Professional services and other	18,690	17,212	1,478	9%

Total revenues	$149,513	$151,863	$(2,350)	(2)%

Payment metrics (in thousands):
Banking payment transactions	148,258	152,656	(4,398)	(3)%
Biller payment transactions	71,343	60,101	11,242	19%

Account Presentation Services.    Both the Banking and eCommerce segments contribute to account presentation services revenues, which increased 15%, or $1.2 million, to $9.4 million for the year ended December 31, 2010. The increase is due to net new clients of approximately $1.3 million and increased service to existing clients of approximately $0.6 million partially offset by reduced card usage fees of approximately $0.7 million.

Payment Services.    Both the Banking and eCommerce segments contribute to payment services revenues, which decreased to $113.0 million for the year ended December 31, 2010 from $118.3 million in the same period of the prior year. The decrease was related to declines in interest rates which reduced float interest revenue by approximately $0.5 million. Additionally, user and account maintenance fees decreased by approximately $4.9 million for the year ended December 31, 2010. The decrease was offset by an increase in transaction and license fees of approximately $0.1 million.

Relationship Management Services.    Primarily composed of revenues from the Banking segment, relationship management services revenues increased 3%, or $0.2 million, to $8.4 million for the year ended December 31, 2010.

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

Gross Profit.    Gross profit decreased $4.0 million for the year ended December 31, 2010 to $70.6 million, and gross margin was 47% and 49% for the year ended December 31, 2010 and 2009, respectively. The decrease is due to a decrease in revenue of $2.4 million combined with an increase in cost of revenues of $1.7 million. As discussed above the margin decreased primarily due to an increase in fixed costs related to labor, data communications, amortization of deferred costs and amortization of software costs partially offset by lower amortization costs related to intangible assets.

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

Income from Operations.    Income from operations decreased $4.3 million, or 33%, to $9.0 million for the year ended December 31, 2010. The decrease was primarily due to lower revenues of $2.4 million, increased costs of revenues of $1.7 million, and increased operating expenses of $0.3 million in the current period.

Interest Income.    Interest income remained constant at $0.1 million for the year ended December 31, 2010.

Interest and Other Expense.    Interest and other expense decreased by $3.9 million due primarily to a net decrease in interest expense of approximately $2.7 million as a result of the expiration of the interest rate swap as of December 31, 2009, and an increase in mark-to-market valuation related to the theoretical swap derivative of approximately $1.2 million.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $25.6 million for the year ended December 31, 2011. This represented a $4.3 million decrease in cash provided by operating activities compared to prior year. The decrease is primarily due to a decrease in net (loss) income of $7.1 million, a decrease in deferred tax benefit of $5.9 million, a decrease in deferred revenue of $3.2 million, a decrease in depreciation and amortization of $3.2 million and a decrease in accounts payable of $0.8 million offset by an increase in reserve for potential legal liability of $8.0 million, an increase in accounts receivable of $4.9 million and an increase in deferred implementation costs of $1.9 million.

Net cash used by investing activities for the year ended December 31, 2011 was $7.2 million, which was the result of capital expenditures.

Net cash used by financing activities was $16.3 million for the year ended December 31, 2011, which was primarily the result of principal payments on our 2007 Notes of $16.5 million and debt issuance costs of $0.8 million offset by $1.0 million in net payments received from stock option exercises.

Contractual Obligations

Our material commitments under operating and capital leases and purchase obligations as of December 31, 2011 are as follows (in thousands):

		For the Years Ended
	Total	2012	2013	2014	2015	2016	Thereafter
Operating leases	$16,139	$4,501	$4,268	$3,581	$1,822	$1,717	$249
Purchase obligations	3,569	913	2,013	643	—	—	—
Notes payable	20,250	12,750	7,500	—	—	—	—
Reserve for potential liability	8,035	8,035	—	—	—	—	—

Total obligations	$47,993	$26,199	$13,781	$4,224	$1,822	$1,717	$249

The estimated interest payments related to the 2007 Notes are $0.5 million and less than $0.1 million for 2012 and 2013, respectively. The estimated interest payments for years 2012 through 2013 were calculated based on the one- month LIBOR rate on December 31, 2011 of 0.25%. If the interest rates changed 1%, the impact to estimated interest payments would be $0.2 million and less than $0.1 million in 2012 and 2013, respectively.

Given continuing economic uncertainty and interest rate volatility, we could experience unforeseeable impacts on our results of operations, cash flows, ability to meet debt and other contractual requirements, and other items in future periods. While there can be no guarantees as to outcome, we have developed a contingency plan to address the negative effects of these uncertainties, if they occur. Our debt facility matures in February, 2013 and we believe our existing cash and cash equivalents and cash from operations will be sufficient to cover future commitments.

Future capital requirements will depend upon many factors, including our need to finance any future acquisitions, the timing of research and product development efforts and the expansion of our marketing effort.

We expect to continue to expend significant amounts on expansion of facility infrastructure, computer and related equipment, and personnel.

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

Considerations Pertaining to Redemption Provisions of the Series A-1 Preferred Stock

The holder of our outstanding Series A-1 Preferred Stock has a right to request that the Company redeem all, or any part, of the Series A-1 Preferred Stock at any time on or after July 3, 2013, which is the seventh anniversary of the issue date of the Series A-1 Preferred Stock, at a redemption value of 115% of the face value of the stock plus accrued dividends and escalation accrual. The redemption price is to be paid in cash. Due to the fact that the escalation accrual is variable based on the iMoneyNet First Tier Institutional Average, the actual redemption price on or after July 3, 2013 cannot be determined with certainty at this time. However, the Company estimates that the redemption price for all of the issued and outstanding shares of Series A-1 Preferred Stock at July 3, 2013 will be approximately $129.2 million.

The Series A-1 Preferred Stock provides that, in the event the holder of the shares elects to cause the Company to redeem the shares, such shares called for redemption shall be redeemed by the Company by payment of the redemption price in cash “in full, from the funds legally available therefor.” Upon the election of this right of redemption with respect to all or any substantial portion of the Series A-1 Preferred Stock, we anticipate that we will not have the necessary funds legally available to redeem the shares of Series A-1 Preferred Stock and we may not have the ability to raise funds for this purpose on favorable terms or at all. While it cannot now be predicted what the conclusion of that assessment will be, it could range from a determination to pay all of the redemption price or only a portion thereof. In the event we determine that we cannot redeem all of the outstanding shares called for redemption, the holder of the Series A-1 Preferred Stock could seek to challenge such determination by bringing legal action against the Company. In the event that on the redemption date, the Company does not redeem all of the shares of Series A-1 Preferred Stock called for redemption, thereafter, the Company’s obligation to redeem the portion of the Series A-1 Preferred Stock elected to be redeemed would remain outstanding until redeemed. The Company’s Board would reassess the Company’s ability to redeem all or part of any remaining shares of Series A-1 Preferred Stock called for redemption on a periodic basis and would redeem as many of the shares as the Company has funds legally available for such redemption until all shares called for redemption have been redeemed.

If the holder of our Series A-1 Preferred Stock exercises its right to redemption on or after July 3, 2013, such exercise and the resulting obligations of the Company with respect to the exercise could have a material adverse impact on our stock price, business, financial condition and results of operations. The Company has undertaken the following actions, among others, in relation to the possible receipt of a Series A-1 Preferred Stock redemption notice in July 2013:

•

engaged a financial advisor to provide advice on the amount and manner by which the Company might raise funds under existing market conditions, including advice with respect to the Company’s capacity for additional borrowings to be used for such purposes;

•	begun seeking financial proposals from possible financing sources;

•	consulted with legal counsel to gain an understanding of the Company’s legal options; and

•

begun discussions with the holder of the Series A-1 Preferred Stock as to possible alternative approaches to the Series A-1 Preferred holder’s delivery of a redemption notice to the Company in July 2013.

The Company is in the early stages of this process and it is moving with the process as quickly as practicable, although no assurance can be given that a favorable outcome will be achieved. The Company plans to continue its discussions with the holder of the Series A-1 Preferred Stock, but cannot predict whether or not an agreement can be reached that will best serve the interests of all stakeholders. The Company also plans to continue receiving financial and legal advice of the type described above as it explores possible alternative courses of action with regard to this matter. In the event no agreement is reached with the holder of the Series A-1 Preferred Stock and the Company receives a Series A-1 Preferred Stock redemption notice on or after July 3, 2013, based on the business and legal considerations noted above and the circumstances of the Company at that time, the Company will make a good faith assessment of what funds are legally available to pay the Series A-1 Preferred Stock redemption price with respect to the shares called for redemption. While it cannot now be predicted what the conclusion of that assessment will be, it could range from a determination to pay all of the redemption price or only a portion thereof. In the event that on the redemption date, the Company does not redeem all of the shares of Series A-1 Preferred Stock called for redemption, thereafter, the Company’s obligation to redeem the portion of the Series A-1 Preferred Stock elected to be redeemed would remain outstanding until redeemed. The Company’s Board would reassess the Company’s ability to redeem all or part of any remaining shares of Series A-1 Preferred Stock called for redemption on a periodic basis and would redeem as many of the shares as the Company has funds legally available for such redemption until all shares called for redemption have been redeemed.

Commitments and Contingencies

Contingent liabilities are discussed in Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We engage in no activities, obligations or exposures associated with off-balance sheet arrangements.

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

In 2011, we were exposed to the impact of interest rate changes as they affect our outstanding senior secured notes, or 2007 Notes. The interest rate on our 2007 Notes varies based on LIBOR and, consequently, our interest expense could fluctuate with changes in the LIBOR rate through the maturity date of the 2007 Notes.

We have performed a sensitivity analysis on the weighted average balances of the outstanding 2007 Notes. If the LIBOR rate increased or decreased by one percent as of December 31, 2011, interest expense would have increased or decreased by approximately $0.2 million for the year ended December 31, 2011.

We earn interest (float interest) in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. As such, the float interest earned is classified as payment services revenue in our consolidated statements of operations. This float interest revenue is exposed to changes in the general level of U.S. interest rates as it relates to the balances of these clearing accounts. The float interest totaled $0.2 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively. If there was a change in interest rates of one percent for the year ended December 31, 2011, revenues associated with float interest would have increased by approximately $1.9 million or decreased by approximately $0.2 million for the year ended December 31, 2011.

Item 8.	Consolidated Financial Statements and Supplementary Data

*	All other schedules prescribed under Regulation S-X are omitted because they are not applicable or not required.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Online Resources Corporation:

We have audited Online Resources Corporation’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia

March 14, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Online Resources Corporation:

We have audited the accompanying consolidated balance sheets of Online Resources Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2011. In connection with our audit of the consolidated financial statements, we have also audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Online Resources Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

March 14, 2012

ONLINE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$31,290	$29,127
Accounts receivable (net of allowance of $412 and $232, respectively)	17,596	20,410
Deferred implementation costs	3,200	2,970
Deferred tax asset, current portion	2,189	3,893
Prepaid expenses and other current assets:	2,551	2,069

Total current assets	56,826	58,469
Property and equipment, net	20,987	25,145
Deferred tax asset, less current portion	26,713	22,536
Deferred implementation costs, less current portion	1,864	2,436
Goodwill	181,516	181,516
Intangible assets	9,288	14,157
Other assets	7,178	6,326

Total assets	$304,372	$310,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,251	$2,410
Accrued expenses	11,543	3,019
Accrued compensation	6,023	3,274
Notes payable, senior secured debt, current portion	12,750	27,188
Deferred revenues, current portion	7,902	7,757
Other current liabilities	510	475

Total current liabilities	39,979	44,123
Notes payable, senior secured debt, less current portion	7,500	9,563
Deferred revenues, less current portion	3,434	4,925
Other long-term liabilities	1,545	2,031

Total liabilities	52,458	60,642
Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at December 31, 2011 and 2010 (Redeemable on July 3, 2013 at $129,236)	120,095	110,182
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 32,719 issued and 32,260 outstanding at December 31, 2011 and 31,756 issued and 31,329 outstanding at December 31, 2010	3	3
Additional paid-in capital	221,519	217,873
Accumulated deficit	(86,676)	(75,192)
Accumulated other comprehensive income	19	—
Treasury stock, 459 shares at December 31, 2011 and 427 shares at December 31, 2010	(3,046)	(2,923)

Total stockholders’ equity	131,819	139,761

Total liabilities and stockholders’ equity	$304,372	$310,585

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Account presentation services	$11,231	$9,408	$8,198
Payment services	113,734	113,007	118,291
Relationship management services	6,741	8,408	8,162
Professional services and other	22,977	18,690	17,212

Total revenues	154,683	149,513	151,863
Costs and expenses:
Service costs	78,656	74,554	73,032
Implementation and other costs	5,110	4,399	4,228

Costs of revenues	83,766	78,953	77,260

Gross profit	70,917	70,560	74,603

General and administrative	34,997	32,146	31,140
Reserve for potential legal liability	7,900	—	—
Sales and marketing	20,147	19,532	20,747
Systems and development	10,488	9,901	9,394

Total expenses	73,532	61,579	61,281

(Loss) income from operations	(2,615)	8,981	13,322

Other (expense) income:
Interest income	97	65	117
Interest expense	(988)	(226)	(4,265)
Other (expense) income	(92)	(32)	91

Total other expense	(983)	(193)	(4,057)

(Loss) income before income tax (benefit) provision	(3,598)	8,788	9,265
Income tax (benefit) provision	(2,026)	3,412	4,135

Net (loss) income	(1,572)	5,376	5,130
Preferred stock accretion	9,912	9,560	9,208

Net loss available to common stockholders	$(11,484)	$(4,184)	$(4,078)

Net loss available to common stockholders per share:
Basic	$(0.36)	$(0.14)	$(0.14)
Diluted	$(0.36)	$(0.14)	$(0.14)
Shares used in calculation of net loss available to common stockholders per share:
Basic	31,897	30,954	29,947
Diluted	31,897	30,954	29,947

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

			Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 1, 2009	29,526	$3	$208,079	$(66,698)	$(2,360)	$(911)	$138,113
Comprehensive income:
Net income	—	—	—	5,130	—	—	5,130
Realized loss on hedge activity	—	—	—	—	—	1,789	1,789
Unrealized loss on hedging instrument, net of taxes of $542	—	—	—	—	—	(878)	(878)

Comprehensive income							6,041
Preferred stock accretion	—	—	—	(9,208)	—	—	(9,208)
Treasury shares purchased	(119)	—	—	—	(506)	—	(506)
Equity compensation cost	—	—	4,149	—	—	—	4,149
Exercise of common stock options	274	—	820	—	—	—	820
Issuance of common stock	371	—	200	—	—	—	200
Retirement of shares	38	—	(205)	—	205	—	0
Other	22	—	53	—	—	—	53

Balance at December 31, 2009	30,112	$3	$213,096	$(70,776)	$(2,661)	$—	$139,662
Comprehensive income:
Net income	—	—	—	5,376	—	—	5,376

Comprehensive income							5,376
Preferred stock accretion	—	—	—	(9,560)	—	—	(9,560)
Treasury shares purchased	(207)	—	—		(994)	—	(994)
Treasury shares issued		—		(232)	732	—	500
Equity compensation cost	—		3,190				3,190
Exercise of common stock options	480	—	1,455	—	—	—	1,455
Issuance of common stock	944	—	132	—	—	—	132

Balance at December 31, 2010	31,329	$3	$217,873	$(75,192)	$(2,923)	$—	$139,761
Comprehensive loss:
Net loss	—	—	—	(1,572)	—	—	(1,572)
Currency translation adjustments						19	19

Comprehensive loss							(1,553)
Preferred stock accretion	—	—	—	(9,912)	—	—	(9,912)
Treasury shares purchased	(32)	—	—		(123)	—	(123)
Equity compensation cost	—		2,525				2,525
Exercise of common stock options	374	—	1,005	—	—	—	1,005
Issuance of common stock	589	—	116	—	—	—	116

Balance at December 31, 2011	32,260	$3	$221,519	$(86,676)	$(3,046)	$19	$131,819

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net (loss) income	$(1,572)	$5,376	$5,130
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred tax (benefit) expense	(2,473)	3,538	3,568
Depreciation and amortization	15,899	19,052	20,236
Equity compensation expense	2,494	2,853	4,201
Write off and amortization of debt issuance costs	414	310	285
Loss (gain) on disposal of assets, net	372	—	(14)
Provision for losses on accounts receivable	244	200	77
(Gain) loss on investments	—	—	(91)
Change in fair value of theoretical swap derivative	(546)	(1,336)	(106)
Reserve for potential legal liability	8,035	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,661	(2,193)	(1,792)
Prepaid expenses and other assets	(649)	(368)	60
Deferred implementation costs	349	(1,549)	(594)
Accounts payable	(1,133)	(338)	675
Accrued expenses and other liabilities	2,950	2,498	27
Interest payable	(16)	(7)	20
Deferred revenues	(1,347)	1,852	1,525

Net cash provided by operating activities	25,682	29,888	33,207
Investing activities
Capital expenditures	(7,221)	(12,741)	(9,260)
Sale of property and equipment	—	—	46
Sale of short-term investments	—	—	2,100

Net cash used in investing activities	(7,221)	(12,741)	(7,114)
Financing activities
Net proceeds from issuance of common stock	998	1,093	568
Debt issuance costs	(815)	—	—
Repayment of 2007 Notes	(16,500)	(12,000)	(26,687)
Repayment of capital lease obligations	—	(20)	(36)

Net cash used in financing activities	(16,317)	(10,927)	(26,155)

Net increase in cash and cash equivalents	2,144	6,220	(62)
Impact of foreign currency	19	—	—
Cash and cash equivalents at beginning of year	29,127	22,907	22,969

Cash and cash equivalents at end of year	$31,290	$29,127	$22,907

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS:

	Year Ended December 31,
	2011	2010	2009
Cash paid for interest	$910	$1,179	$3,899
Income taxes paid	$446	$728	$839
Net unrealized loss on hedge and investments	$—	$—	$(1,420)

See accompanying notes to consolidated financial statements.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

Online Resources Corporation (the “Company” or “Online Resources”) develops and supplies our proprietary Digital Payment Framework to power ePayments choices between millions of consumers and financial institutions, creditors and billers. We service two primary business lines: bill payment and transaction processing, and online banking and account presentation. The company’s digital bill payment services directly link financial interactions between banks and billers, while our outsourced, web- and phone-based financial technology services enable clients to fulfill payment, banking and other financial services to their millions of end users. The Online Resources Digital Payment Framework is built upon a foundation of security and innovation, and features a wide range of configurable services enabling our clients to take advantage of industry-leading agility, flexibility and breadth of solution.

Online Resources provides outsourced, web- and phone-based financial technology services to financial institution, biller, card issuer and creditor clients to fulfill payment, banking and other financial services to their millions of consumer end users. Our products and services enable our clients to provide their consumer end users with the ability to perform various self-service functions including electronic bill payments and funds transfers, which utilize our unique, real-time debit architecture, ACH and other payment methods, as well as gain online access to their accounts, transaction histories and other information.

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

Fair Value of Financial Instruments

At December 31, 2011 and 2010, the carrying values of the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their fair values based on the liquidity of these financial instruments or based on their short-term nature. The carrying values of the Company’s notes payable approximate fair value due to the variable interest rate which resets every month based upon interest benchmarks and a premium that varies based upon financial metrics.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk at December 31, 2011 and 2010 consist primarily of cash and cash equivalents. The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At December 31, 2011 and 2010, the Company had cash and cash equivalents and short-term investment accounts in excess of the FDIC insured limits.

A customer that accounts for a significant percentage of sales relative to the Company’s total sales could potentially subject the Company to concentrations of credit risk. At December 31, 2011 and 2010, no one client or reseller partner accounted for more than 4% of the Company’s revenues.

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

The Company collects funds from end-users and aggregates them in clearing accounts, which are not included in its consolidated balance sheets, as the Company does not have ownership of these funds. For certain transactions, funds may remain in the clearing accounts until a payment check is deposited or other payment transmission is accepted by the receiving merchant. The Company earns interest on these funds for the period they remain in the clearing accounts. The collection of interest on these clearing accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The interest totaled $0.2 million, $0.3 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is classified as payment services revenue in the Company’s consolidated statements of operations.

We enter into agreements with certain of our clients to process payment funds on their behalf. When we process an automated clearing house or automated teller machine network payment transaction for a client, we initiate a transaction to withdraw funds from the designated source account and deposit them into our off-balance sheet settlement account, which is a trust account maintained for the benefit of our clients. We then initiate a simultaneous transaction to transfer funds from our settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that we receive the funds from the source at the same time as we send the funds to their destination. We maintain these funds in accounts separate from our corporate assets. While we do not take ownership of these funds we are entitled to interest earned on the fund balances. The fund balances have not been included in our balance sheet. The amount of such funds as of December 31, 2011 and 2010 were $275 million and $250 million, respectively.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

When the Company provides services to the customer through the delivery of software, revenues from the sale of software licenses, services and related support are recognized when there is persuasive evidence that an arrangement exists, the fee is fixed or determinable, collectability is probable and the software has been delivered, provided that no significant obligations remain under the contract. The Company has multiple-element software arrangements, which in addition to the delivery of software, typically also include support services. For these arrangements, the Company recognizes revenues using estimated selling price. Under this method, the fair value of the undelivered elements, based on estimated selling price, is deferred. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenues related to the delivered elements.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss and alternative minimum tax credit carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. See Note 7, Income Taxes, for further discussion.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any material risk of loss is significantly reduced due to the Company’s broad client base as well the

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of its customers and geographic areas. The Company maintains an allowance for doubtful accounts to provide for probable losses in accounts receivable.

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. See the table below for depreciable lives for each asset grouping. Depreciation expense was $5.4 million, $5.9 million and $5.7 million for the years ended December 31, 2011, 2010, and 2009, respectively, and is included as cost of revenues and general and administrative expenses in the consolidated Statements of Operations. See Note 4, Property and Equipment and Capitalized Software Costs, for additional information.

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

The Company capitalizes software development costs beginning when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is ready for general release to customers. We capitalized approximately $4.7 million, $5.9 million, and $6.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Amortization of capitalized computer software costs was $5.6 million, $7.2 million and $6.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. See Note 4, Property and Equipment and Capitalized Software Costs, for additional information.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company did not experience any impairment of goodwill or other intangible assets for the years ended December 31, 2011, 2010 or 2009. If market conditions weaken, the Company’s revenue and cost forecasts may not be achieved and the Company may incur charges for goodwill impairment, which could be significant and could have a material negative effect on our results of operations. The Company’s stock price ranged from $2.42 to $6.72 during 2011. Were the stock price to decline below this range, the Company may be required to evaluate whether or not the decline in stock price indicated an impairment requiring reevaluation of the goodwill. The Company will continue to monitor its financial performance, stock price, and other factors in order to determine if there are any indicators of impairment.

The Company’s reporting units, Banking and eCommerce, have a carrying value of approximately $97.9 million and approximately $122.4 million, respectively, as of October 1, 2011. Banking and eCommerce have allocated goodwill of approximately $80.4 million and approximately $101.1 million, respectively, as of December 31, 2011. If the Company’s future revenue growth does not materialize, either because it fails to achieve sales forecasts or loses existing customers, or if it experiences changes in market factors such as discount rate or stock price, the fair value of one or both of the Company’s reporting units could be impacted. If the fair value for our Banking reporting unit declines approximately 2% from its October 1, 2011 fair value, or the fair value of our eCommerce reporting unit declines approximately 4% from its October 1, 2011 fair value, it is likely that we would incur goodwill impairment charges.

Impairment of Long-Lived Assets and Intangible Assets

The Company periodically evaluates the recoverability of long-lived assets, including deferred implementation costs, property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets include customer lists, non-compete agreements, purchased technology, patents and trademarks, which are amortized over their useful lives of five to eleven years based on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed or otherwise used up. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. There were no impairments for this particular asset group during the three years ended December 31, 2011.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accumulated Comprehensive Income

Items defined as comprehensive income are to be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet. The component of comprehensive income includes the foreign currency translation adjustment.

Stock-Based Compensation

The Company recognized compensation cost in 2011, 2010 and 2009 for all share-based payments based on the grant-date fair value. See Note 13, Equity Compensation Plans, for a description of the Company’s equity compensation plans and the details of the Company’s stock compensation expense.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Pronouncements

The following describes changes or updates to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM, the new source GAAP, effective for the Company December 31, 2011. Only those changes or updates that are relevant to the Company’s business activities for the periods presented in this report are described below.

In September 2011, the FASB issued guidance for the accounting of intangible goodwill and other that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance is effective for fiscal years beginning after December 15, 2011. The Company does not expect that the adoption of this update will have a material impact on its consolidated financial statements at this time.

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

3.    REPORTABLE SEGMENTS

The Company manages its business through two reporting segments: Banking and eCommerce. The Banking segment’s market consists primarily of banks, credit unions and other depository financial institutions in the United States. The Banking segment’s fully integrated suite of account presentation, bill payment, relationship management and professional services are delivered through the Internet. The eCommerce segment’s market consists of billers, card issuers, processors, and other creditors such as payment acquirers and very large online billers. The eCommerce segment’s account presentation, payment, relationship management and professional services are distributed to these clients through the Internet.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations from these reportable segments were as follows for the three years ended December 31, 2011 (in thousands):

	Banking	eCommerce	Corporate(1)	Total
Year ended December 31, 2011:
Revenues:
Account presentation services	$5,856	$5,375	$—	$11,231
Payment services	54,238	59,496	—	113,734
Relationship management services	6,630	111	—	6,741
Professional services and other	15,622	7,355	—	22,977

Total revenues	82,346	72,337	—	154,683
Costs of revenues	46,283	37,483	—	83,766

Gross profit	36,063	34,854	—	70,917
Operating expenses	24,398	21,291	27,843 (2)	73,532

Income (loss) from operations	$11,665	$13,563	$(27,843)	$(2,615)

Year ended December 31, 2010:
Revenues:
Account presentation services	$5,415	$3,993	$—	$9,408
Payment services	62,040	50,967	—	113,007
Relationship management services	8,113	295	—	8,408
Professional services and other	14,752	3,938	—	18,690

Total revenues	90,320	59,193	—	149,513
Costs of revenues	46,357	32,596	—	78,953

Gross profit	43,963	26,597		70,560
Operating expenses	24,600	19,070	17,909	61,579

Income (loss) from operations	$19,363	$7,527	$(17,909)	$8,981

Year ended December 31, 2009:
Revenues:
Account presentation services	$4,162	$4,036	$—	$8,198
Payment services	68,461	49,830	—	118,291
Relationship management services	8,156	6	—	8,162
Professional services and other	12,408	4,804	—	17,212

Total revenues	93,187	58,676	—	151,863
Costs of revenues	45,393	31,867	—	77,260

Gross profit	47,794	26,809	—	74,603
Operating expenses	24,176	19,644	17,461	61,281

Income (loss) from operations	$23,618	$7,165	$(17,461)	$13,322

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.
(2)	Included in operating expenses for the year ended December 31, 2011 is $7.9 million related to a reserve for potential legal liability.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.     PROPERTY AND EQUIPMENT AND CAPITALIZE SOFTWARE COSTS

Property and equipment and capitalized software costs consist of the following (in thousands):

	December 31,
	2011	2010
Central processing systems and terminals	$30,365	$30,889
Office furniture and equipment	4,918	4,907
Central processing systems and terminals under capital leases	763	763
Office furniture and equipment under capital leases	127	127
Internal use software	42,007	37,639
Leasehold improvements	7,585	7,552

Total	85,765	81,877
Less accumulated depreciation and amortization	(32,716)	(30,320)
Less accumulated amortization of internal use software	(31,174)	(25,524)
Less accumulated depreciation on assets held under capital leases	(888)	(888)

	$20,987	$25,145

5.    GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following (in thousands):

	Banking Segment	eCommerce Segment	Total
Balance at December 31, 2009	$80,395	101,121	181,516
Activity	—	—	—

Balance at December 31, 2010	80,395	101,121	181,516
Activity	—	—	—

Balance at December 31, 2011	$80,395	$101,121	$181,516

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets consist of the following (in thousands):

	December 31,
	2011	2010
Gross carrying amount:
Purchased technology	$11,171	$11,171
Customer lists	40,754	40,754
Patents and Trademarks	135	133
Non-compete agreements	33	33

Total gross carrying amount	52,093	52,091
Accumulated amortization:
Less accumulated amortization of purchased technology	(10,422)	(8,915)
Less accumulated amortization of customer lists	(32,312)	(28,972)
Less accumulated amortization of patents and trademarks	(38)	(14)
Less accumulated amortization of non-compete	(33)	(33)

Total accumulated amortization	(42,805)	(37,934)

Total intangible assets	$9,288	$14,157

Amortization expense related to intangible assets was $4.9 million, $5.9 million and $7.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

All intangible assets are amortized over their useful lives of five to eleven years based on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed or otherwise used up. Amortization expense is expected to approximate $3.4 million, $2.1 million, $1.6 million, $1.2 million and $0.8 million for the years ended December 31, 2012, 2013, 2014, 2015 and 2016.

6.    COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating leases expiring in 2012, 2013 and 2014. All but one of the leases provide for escalating rent over the respective lease term. Rent expense is recognized on a straight-line basis over the period of the lease. Rent expense under the operating leases for the years ended December 31, 2011, 2010, and 2009, was $4.6 million, $4.7 million and $6.2 million, respectively. As of December 31, 2011 and 2010, the Company does not have any equipment under capital lease.

Future minimum lease payments under leases are as follows (in thousands):

Operating
2012	$4,501
2013	4,268
2014	3,581
2015	1,822
2016	1,717
Thereafter	249

Total minimum lease payments	$16,139

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the civil action lawsuit styled, Lawlor v. Online Resources Corp., Case No. 2010-5601, Fairfax County Circuit Court (Nov. 8, 2011), appeal filed, No. 120208 (Va. Feb. 3, 2012), Matthew P. Lawlor, our former chairman and chief executive officer, in April 2011 obtained a jury verdict on several of the claims contained in his employment-related lawsuit against the Company. Mr. Lawlor was awarded $5,265,619 in damages plus pre-judgment interest and attorneys’ fees. As a result of this verdict against the Company, we recorded an aggregate reserve of $8.0 million. After post-trial motions and proceedings, on November 8, 2011 the court issued a judgment awarding Mr. Lawler $5,265,619 in damages plus pre-judgment interest and $2,131,035 in attorneys’ fees plus applicable interest. On November 28, 2011 the Company suspended execution of the judgment, pending appeal, by posting security with the court in the form of an irrevocable standby letter of Credit in an amount not exceeding $8,446,143. We filed our petition for appeal with the Supreme Court of Virginia on February 3, 2012, asking the Supreme Court to reverse the judgment against the Company on the counts on which it lost at trial, in whole or in part. Our petition is pending with the Court. While the Company will continue to vigorously pursue its bid to appeal the judgment and believes that it has meritorious ground for appeal, there can be no assurance that the Company will prevail. If we are unable to obtain a grant of appeal, or to have the judgment in favor of Mr. Lawlor reversed on appeal, the judgment may become payable at a time when we have insufficient working capital or available funds. In that event, the Company may be required to seek additional funds that may not be available on commercially reasonable terms or at all. Further, even if we do have sufficient funds to pay the amount, if any, required to be paid as a result of the judgment, the use of the funds to pay the judgment will reduce the amount of funds available for our ongoing business operations. Under such circumstances, our financial condition could be materially and adversely affected.

Online Resources is currently the defendant in a civil action lawsuit styled Kent D. Stuckey v. Online Resources Corporation, Case No. 2:08-CV-1188, which is pending in U.S. District Court for the Southern District of Ohio, Eastern Division. This lawsuit was filed on December 19, 2008 by Mr. Stuckey, the former Chief Executive Officer and Chairman of Internet Transaction Solutions, Inc, (“ITS”), alleging certain claims in connection with the Company’s acquisition of ITS in August 2007. The plaintiff brought this suit in a representative capacity on behalf of all former ITS stockholders, alleging among other things that (i) the Company breached its agreement to register, under the Securities, Act of 1933, as amended, the Company shares that were issued to the former ITS shareholders, as partial consideration for the Company’s acquisition of ITS, (ii) the Company committed fraud in connection with the acquisition of ITS and its failure to register the Company shares issued in the acquisition, (iii) the Company failed to timely process stock transfer requests, and (iv) the Company breached certain price protection provisions in the acquisition agreement. In the complaint filed by the plaintiff, plaintiff seeks damages in excess of $15 million, relief for the full purchase price of the Company shares issued in the acquisition (alleged to be approximately $24.7 million), the release to the former stockholders of ITS of approximately $700,000 currently held in escrow, punitive and exemplary damages, pre-and post-judgment interest, and reimbursement for costs incurred in the litigation. The Company has vigorously disputed the claims and calculation of damages asserted by the plaintiff in the case. On February 13, 2012, the court issued an Opinion and Order denying the Company’s motion for summary judgment seeking dismissal of the plaintiff’s remaining claims in the case. One February 15, 2012, the court issued an order setting a bench trial date of May 21, 2012. While the Company will continue to vigorously dispute the plaintiff’s claims in pretrial proceedings and at trial, and believes that it has meritorious defenses to the plaintiff’s claims, there can be no assurance that the Company will prevail. Based on the information currently available, the Company believes it is not probable that the Company will incur a material loss with respect to the plaintiff’s claims in this litigation, and therefore the Company has not taken a loss reserve in connection with this matter.

On June 30, 2011 Online Resources filed a civil complaint for declaratory judgment against Autoscribe Corporation and Pollin Patent Licensing, LLC in federal district court (Online Resources Corp. v. Autoscribe Corp,. Pollin patent Licensing, LLC, U.S. Dist. Court for the District of MD, Southern/Greenbelt Div., Case No. 8:11-cv-01801-JFM). The Company’s complaint seeks declarations of non-infringement and invalidity with respect to two U.S. patents asserted by the defendants. On July 26, 2011 the defendants filed an answer to the

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s complaint which asserts certain patent infringement claims and unspecified damages against the Company, and the case is currently in the discovery phase. While the Company will continue to vigorously pursue the matters in dispute with the defendants in this case, there can be no assurance that the Company will prevail. Based on the information currently available, the Company believes it is not probable that the Company will incur a material loss with respect to the defendants’ counter claims filed in the litigation, and therefore the Company has not taken a loss reserve in connection with this matter.

As previously stated, the Company has determined at this time not to record a loss provision for the above-described Stuckey and Autoscribe Corp. cases. It is reasonably possible, however, that subsequent events in these cases could cause the Company to reconsider its determination and to record a loss provision or to increase any prior loss provision in any pending litigation.

From time to time, we are named as a defendant in other legal actions that we consider ordinary, routine litigation that is incidental to our business. It is possible, however, that subsequent events in any litigation may cause us to reconsider our assessments and determinations, including the need to establish or (if applicable) increase loss provisions, unless we believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, have previously established adequate reserves.

7.    INCOME TAXES

The Company incurred a current tax liability for federal income taxes resulting from alternative minimum tax (“AMT”), of approximately $0.2 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively. As a result of the AMT paid, the Company has approximately $1.7 million in AMT credits that can be used to offset regular income taxes when paid in the future. In addition, the Company incurred a current state tax expense of approximately $0.2 and $0.6 million for the years ended December 31, 2011 and 2010, respectively.

At December 31, 2011, the Company has federal net operating loss carryforwards of approximately $56.0 million that expire at varying dates from 2022 to 2029, excluding approximately $19.9 million related to the exercise of stock options. The benefit of the stock compensation deductions will be recognized in shareholders equity when the net operating losses are realized and reduce income taxes payable.

The timing and manner in which the Company may utilize the net operating loss carryforwards in subsequent tax years will be limited to the Company’s ability to generate future taxable income and, potentially, by the application of the ownership change rules under Section 382 of the Internal Revenue Code. The Company expects to utilize approximately $11.4 million of federal net operating loss carryforwards for the year ended December 31, 2011. While Section 382 limitations apply to the Company, the limitations alone are not expected to result in the expiration of tax benefits should the company produce taxable income sufficient to utilize the loss carryforwards.

The total valuation allowance as of December 31, 2011 is approximately $0.4 million. This relates to state NOLs not expected to be utilized prior to expiration and capital losses.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$20,662	$25,477
Deferred wages	1,990	1,943
Deferred revenue (net of deferred cost)	627	1,005
Deferred rent	814	974
Fixed assets	1,304	1,508
Other credits	1,864	1,658
Legal reserve	3,183	—
Other deferred tax assets	2,408	1,170

Total deferred tax assets	32,852	33,735
Valuation allowance for deferred tax assets	(353)	(1,813)
Deferred liabilities:
Acquired intangible assets	(3,597)	(5,493)

Total deferred tax liabilities	(3,597)	(5,493)

Net deferred tax assets	$28,902	$26,429

The Internal Revenue Code limits the utilization of net operating losses when ownership changes occur, as defined by Section 382 of the Internal Revenue Code. Based on the Company’s analysis, a sufficient amount of net operating losses are available to offset the Company’s taxable income for the year ended December 31, 2011. In addition, during 2007 the Company has recognized a deferred tax asset with respect to a substantial portion of its net operating losses. The net deferred tax asset represents the amount of tax benefit that the Company currently believes it will, more likely than not, have taxable income against which to apply that benefit, likely within the next four years.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the items that caused the income tax expense to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Tax (benefit) expense at statutory federal rate	$(1,223)	$2,987	$3,150
Effect of:
State income tax, net	(872)	516	150
Other permanent differences, net	(117)	(345)	(3)
Deferred tax adjustment related to stock compensation	209	245	860
Other	(23)	9	8
(Decrease) increase in valuation allowance	—	—	(30)

Income tax (benefit) expense	$(2,026)	$3,412	$4,135

Income tax expense consists of the following (in thousands):
Current Expense
Federal	$222	$306	$360
State	225	635	207

	447	941	567

Deferred (Benefit) Expense
Federal	(1,452)	2,324	3,548
State	(1,021)	147	20

	(2,473)	2,471	3,568

Income tax (benefit) expense	$(2,026)	$3,412	$4,135

As of December 31, 2011 the Company determined it has no material uncertain tax positions and no interest or penalties have been accrued.

The tax return years since 1999 in the Company’s major tax jurisdictions, both federal and various states, have not been audited and are not currently under audit. Due to the existence of tax attribute carryforwards, the Company treats certain post-1999 tax positions as unsettled due to the taxing authorities’ ability to modify these attributes. The Company does not have reason to expect any changes in the next twelve months regarding its uncertain tax positions.

The Company estimates that it is reasonably possible that no reduction in unrecognized tax benefit may occur in the next twelve months due primarily to the expiration of the statute of limitations in various state and local jurisdictions. The Company does not currently estimate any material reasonably possible uncertain tax positions occurring within the next twelve month time frame.

8.    FINANCIAL INSTRUMENTS

Derivatives Instruments and Hedging Activities

Cash Flow Hedging Strategy

On October 17, 2008, the Company entered into an interest rate swap agreement, with a large commercial bank, to effectively swap the one-month LIBOR interest rate for a fixed interest rate equal to 2.9% plus 225 to 275 basis points based upon the ratio of the Company’s funded indebtedness to its EBITDA, through December 31, 2009. The interest rate swap was designated as a cash flow hedge and any unrealized gains or

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses related to changes in the fair market value of the hedge were recorded in other comprehensive income until realized. The interest rate swap had a notional value of $75.4 million, the principal amount outstanding on our 2007 Notes (2007 Notes) on December 31, 2008, the effective date. On November 30, 2009 the Company made a prepayment of $15 million toward its outstanding 2007 Notes. This prepayment caused a portion of the interest rate swap agreement to cease being a cash flow hedge. To the extent this agreement was no longer designated a cash flow hedge all gains or losses were recorded in the income statement. The Company recorded $1.8 million of interest expense for the year 2009 related to this interest rate swap agreement.

Theoretical Swap Derivative

The Company bifurcated the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock (“Series A-1 Preferred Stock”) issued in conjunction with the Princeton eCom acquisition on July 3, 2006 in accordance with GAAP. The Company determined that the embedded derivative is defined as the right to receive a fixed rate of return on the accrued, but unpaid dividends and the variable negotiated rate, which creates a theoretical swap between the fixed rate of return on the accrued, but unpaid dividends and the variable rate actually accrued on the unpaid dividends. This embedded derivative is marked to market at the end of each reporting period through earnings and an adjustment to other assets. There is no active market quote available for the fair value of the embedded derivative. Thus, management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding. The fair value of the theoretical swap derivative was $6.6 million at December 31, 2011 and $6.0 million at December 31, 2010 and included in other assets on the consolidated balance sheet. The Company recorded a reduction to other expense on the consolidated statements of operations of approximately $0.5 million, $1.3 million and $0.1 million for the years ended December 31, 2011, 2010, and 2009, respectively that reflected the change in fair value of the theoretical swap derivative in each period, respectively.

The following table presents the fair value of the theoretical swap derivative instrument included within the condensed consolidated balance sheet at December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010	Balance Sheet Location
Asset Derivatives:
Theoretical swap(1)	$6,550	$6,004	Other assets

(1)	See Note 14, Fair Value Measurements, for a description of how the derivatives shown above are valued.

The following table presents the amounts affecting the condensed consolidated statement of operations for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
Derivative Not Designated as Hedging Instrument:	2011	2010
Amount of gain (loss) recognized in income on derivative, pre tax	$546	$1,336

(1)	See Note 14, Fair Value Measurements, for additional information. The gain (loss) recognized in income is included in interest expense.

Series A-1 Preferred Stock

The Company’s Series A-1 Preferred Stock is carried at its fair value at inception adjusted for accretion of unpaid dividends and interest accruing thereon, the 115% redemption price, the original fair value of the

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bifurcated embedded derivative, and the amortized portion of its original issuance costs, which approximates its redemption value. At December 31, 2011 its carrying value was $120.1 million. See Note 10, Redeemable Convertible Preferred Stock, for a detailed explanation of the Series A-1 Preferred Stock.

9.    SENIOR SECURED NOTES

On September 29, 2011 the Company amended and extended its senior secured credit facilities through February 21, 2013. The Company has an agreement with Bank of America which finances its senior secured notes (“2007 Notes”). The agreement also provides a $12 million revolver (“Revolver”) under which the Company can secure up to $10 million in letters of credit. Available credit under the Revolver has been reduced by approximately $10 million as a result of letters of credit the bank has issued. The Company has made principal payments of $16.5 million on the 2007 Notes in the year ended December 31, 2011, reducing the outstanding principal from $36.8 million to $20.3 million. The Company will make periodic principal payments until the 2007 Notes are due in 2013 as noted in the table below. Refinancing fees of approximately $0.9 million have been deferred and will be expensed over the remaining term of the credit facility.

The interest rate on both the Revolver and the 2007 Notes is the one month London Interbank Offer Rate (“LIBOR”) plus 275 to 325 basis points based upon the Company’s Consolidated Leverage Ratio (defined in the 2007 Notes), and is payable monthly. At December 31, 2011, the margin was 300 basis points. The average interest rate was 4.51%. The 2007 Notes and the Revolver are secured by the assets of the Company.

Maturities of long-term debt for each of the next 14 months are as follows (in thousands):

Year	Maturing Amounts
2012	$12,750
2013	$7,500

10.    REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A-1 Redeemable Convertible Preferred Stock

Pursuant to the restated certificate of incorporation, the Board of Directors has the authority, without further action by the stockholders, to issue up to 3,000,000 shares of preferred stock in one or more series. Of these 3,000,000 shares of preferred stock, 75,000 shares have been designated Series A-1 Preferred Stock. Subject to certain exceptions related to the amendment of the restated certificate of incorporation, the issuance of additional securities or debt or the payment of dividends, the Series A-1 Preferred Stock votes as a single class and on an as converted basis with the common stock.

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

The Series A-1 Preferred Stock has a redemption value of 115% of the face value of the stock, on or after seven years from the date of issuance, or July 3, 2013. The Company accounts for the securities by accreting to its expected redemption value over the period from the date of issuance to the first expected redemption date. The Company recognized $1.7 million $1.6 million and $1.6 million, for each of the years ended December 31, 2011, 2010 and 2009, respectively, to adjust for the redemption value at maturity.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. This 8% per annum increase is convertible into shares of common stock, subject to the conversion limit noted above; however the Company has the right to pay the 8% per annum increase in cash in lieu of conversion into common stock. For each of the years ended December 31, 2011, 2010 and 2009, $6.0 million of preferred stock accretion was recognized in the consolidated statements of operations, for the 8% per annum cumulative dividends. The right to receive the accrued, but unpaid dividends is based on a variable interest rate, and as such the difference between the fixed and variable rate of returns is a theoretical swap derivative. The Company bifurcates this feature and accretes it to the Series A-1 Preferred Stock over the life of the security. For the years ended December 31, 2011, 2010 and 2009, $1.5 million, $1.2 million and $0.9 million, respectively, of preferred stock accretion expense was recognized for the theoretical swap derivative in the consolidated statement of operations.

Shares of Series A-1 Preferred Stock are subject to put and call rights following the seventh anniversary of their issuance for an amount equal to 115% of the original issuance price plus the 8% per annum increase with the interest factor thereon. The Company can require the conversion of the Series A-1 Preferred Stock prior to the seventh anniversary if the 30 day weighted closing price per share of the Company’s common stock is at least 165% of the initial conversion price.

Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is accreted, over a seven year period or through July 2013, back to the redemption value of the Series A-1 Preferred Stock and generated an additional $0.7 million of preferred stock accretion, in the consolidated statements of operations, for each of the years ended December 31, 2011, 2010 and 2009.

Series B Preferred Stock

In connection with the adoption of a stockholders rights plan that was implemented on January 11, 2002, the Company, through a certificate of designation that became effective on December 24, 2001, authorized 297,500 shares of Series B Junior Participating Preferred Stock. The stockholders rights plan has been terminated and no shares of Series B stock will be issued.

11.    NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted net loss available to common stockholders per share (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net loss available to common stockholders	$(11,484)	$(4,184)	$(4,078)
Weighted average shares outstanding used in calculation of net loss per share:
Basic	31,897	30,954	29,947
Dilutive options	—	—	—

Diluted	31,897	30,954	29,947

Net loss available to common stockholders per share:
Basic	$(0.36)	$(0.14)	$(0.14)
Diluted	$(0.36)	$(0.14)	$(0.14)

Due to their anti-dilutive effects, outstanding shares from the conversion of the Series A-1 Preferred Stock, stock options and restricted stock units to purchase 7,499,581, 8,023,623 and 8,332,932 shares of common stock at December 31, 2011, 2010 and 2009, respectively, were excluded from the computation of diluted net income available to common stockholders per share.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    EMPLOYEE BENEFIT PLANS

Employee Savings and Retirement Plan

The Company has a 401(k) plan that allows eligible employees to contribute up to but not exceed limits set by law. The Company has total discretion about whether to make an employer contribution to the plan and the amount of the employer contribution. For the period from February, 2009 through December, 2010, the Company did not match employee contributions to the 401(k) plan. Expenses related to the 401(k) employee contribution match were $0.4 million, $0 million, and $0.1 million, respectively, for the years ended December 31, 2011, 2010, and 2009, respectively. The Company incurred expenses of $0, $0 and $9,690 for the years ended December 31, 2011, 2010, and 2009, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees to purchase shares of common stock at 95% of the fair market value on the last day of each three-month offering period. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. The employee stock purchase plan authorizes up to 400,000 shares to be granted. During the years ended December 31, 2011, 2010, and 2009, 40,554, 32,471 and 40,906 shares were issued under the plan at an average price of $2.85, $4.07 and $4.90 per share, respectively. At December 31, 2011, 24,913 shares were reserved for future issuance under the plan.

13.    EQUITY COMPENSATION PLANS

At December 31, 2011, the Company had two stock-based employee compensation plans, which are described more fully below. The compensation expense for stock-based compensation was $2.5 million, $2.9 million and $4.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

A portion of the stock based compensation cost has been capitalized as part of software development costs and deferred costs. For the years ended December 31, 2011, 2010 and 2009 approximately $0.1 million, $0.1 million and $0.2 million, respectively, was capitalized.

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

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2009 the stockholders approved an amendment to the 2005 Restricted Stock and Option Plan, increasing the number of shares reserved under the plan from 3,500,000 to 4,300,000 and increasing the number of permitted full value awards under the 2005 Plan from 2,625,000 to 3,425,000.

Stock Options

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Year Ended December 31,
	2011	2010	2009
Dividend yield	—	—	—
Expected volatility	66%	62%	62%
Risk-free interest rate	2.63%	2.75%	1.9%
Expected life in years	6.4	6.4	5.8

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

A summary of option activity under the 1999 and 2005 Plans as of December 31, 2011, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,512	$5.41
Granted	20	$3.83
Exercised	(374)	$2.69
Forfeited or expired	(407)	$6.22

Outstanding at December 31, 2011	1,752	$5.78	2.86	$15

Vested or expected to vest at December 31, 2011	1,727	$5.80	2.61	$15
Exercisable at December 31, 2011	1,438	$6.10	2.30	$15

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2011, approximately 1,732,000 stock options were outstanding under the 1999 or 2005 Plans. Additionally, approximately 20,000 stock options were granted outside the Company’s plans during the second quarter of 2011 to the Company’s EVP Service and Delivery as an inducement to join the Company.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $2.40, $2.80 and $2.01 per share, respectively. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the grant price. The intrinsic value of options exercised in the years ended December 31, 2011, 2010 and 2009 was $0.5 million, $0.7 million and $0.5 million, respectively.

As of December 31, 2011, there was $0.5 million of total unrecognized compensation cost related to stock options granted. That cost is expected to be recognized over a weighted average period of 2.4 years.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2011, 2010 and 2009 was $1.0 million, $1.5 million and $0.8 million, respectively. The tax benefits related to the deductions from option exercises of the shares-based payment arrangements will be recognized when those deductions, currently being carried forward as net operating losses, reduce taxes payable.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock units as of December 31, 2011, and changes for the year then ended, is presented below (in thousands, except grant-date fair value data):

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2011	1,134	$4.88
Granted	934	$3.00
Vested	(548)	$4.62
Forfeited	(201)	$5.67

Non-vested at December 31, 2011	1,319	$3.54

At December 31, 2011, there were approximately 1,266,000 shares of non-vested restricted stock units under the 2005 Plan. Additionally, approximately 50,000 restricted stock units were granted outside the Company’s plans during the second quarter of 2011 to certain executive management as inducement to join the Company and approximately 3,000 restricted stock units were granted outside the Company’s plans during the third quarter to certain management as inducement to join the Company.

The fair value of non-vested units is determined based on the closing trading price of the Company’s shares on the grant date. As of December 31, 2011, there was $3.1 million of total unrecognized compensation cost related to non-vested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.4 years.

In 2009 the Company elected to pay approximately 43,000 shares of restricted stock units for employees’ commissions in lieu of cash compensation of approximately $0.2 million.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    FAIR VALUE MEASUREMENTS

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

The tables below show how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$7,195	$—	$—	$7,195
Theoretical swap derivative(1)	—	—	6,550	6,550

	$7,195	$—	$6,550	$13,745

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$12,162	$—	$—	$12,162
Theoretical swap derivative(1)	—	—	6,004	6,004

	$12,162	$—	$6,004	$18,166

(1)	Represents the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock issued in conjunction with the Princeton eCom acquisition on July 3, 2006. Management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables are summaries of the Company’s financial assets that use Level 3 inputs to measure fair value (in thousands):

	Strategic Cash Fund Investment	Theoretical Swap Derivative
Balance as of January 1, 2011	$—	$6,004
Realized and unrealized gain(1)	—	546

Balance as of December 31, 2011	$—	$6,550

Theoretical Swap Derivative
Balance as of January 1, 2010	$4,668
Realized and unrealized gain(1)	1,336

Balance as of December 31, 2010	$6,004

(1)	The realized and unrealized gains are included as other (expense) income and interest expense in the consolidated statements of operations for the years ended December 31, 2011 and December 31, 2010.

15.    OPERATIONS BY GEOGRAPHIC AREA

The following table presents certain enterprise-wide information about the Company’s operations by geographic area (dollars in thousands):

	Year Ended December 31,
	2011	2010
Revenues
United States	$154,683	$149,513
India	—	—

	$154,683	$149,513

Long-lived assets
United States	$20,857	$25,145
India	130	—

	$20,987	$25,145

ONLINE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    COMPONENTS OF COMPREHENSIVE LOSS

Comprehensive income (loss) is separately classified in the financial statements and the accumulated balance of other comprehensive income (loss) is reported separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet. The following table reconciles the Company’s net loss available to common stockholders and its total comprehensive net loss for the years ended December 30, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2011	2010
Net loss available to common stockholders	$(11,484)	$(4,184)
Other comprehensive loss:
Foreign currency translation net unrealized (loss) gain	19	—

Comprehensive net loss	$(11,465)	$(4,184)

17.    SUMMARIZED QUARTERLY DATA (UNAUDITED)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years 2011 and 2010 is as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$39,278	$38,329	$38,411	$38,665
Gross profit	$17,463	$17,378	$17,217	$18,859
Net (loss) income	$(4,752)	$124	$826	$2,230
Net loss available to common stockholders	$(7,177)	$(2,339)	$(1,675)	$(293)
Net loss available to common stockholders per share:
Basic	$(0.23)	$(0.07)	$(0.05)	$(0.01)
Diluted	$(0.23)	$(0.07)	$(0.05)	$(0.01)

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenues	$38,582	$36,359	$36,795	$37,777
Gross profit	$18,956	$16,973	$17,401	$17,230
Net income	$2,179	$1,069	$1,702	$426
Net loss available to common stockholders	$(157)	$(1,305)	$(711)	$(2,011)
Net loss available to common stockholders per share:
Basic	$(0.01)	$(0.04)	$(0.02)	$(0.06)
Diluted	$(0.01)	$(0.04)	$(0.02)	$(0.06)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b)  Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011 based upon those criteria.

KPMG LLP, our independent registered public accounting firm, that audited the 2011 financial statements included in this Annual Report on Form 10-K, has issued an audit report on our internal control over financial reporting as of December 31, 2011 in which they expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Company

The information required by this item is incorporated by reference to the sections and subsections entitled “Management”, “Executive Compensation”, “Code of Ethics”, “Audit Committee”, “Audit Committee Financial Experts” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the section entitled “Executive Compensation and Transactions” contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in Part II, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.

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

(3)  List of Exhibits.

2.1	Agreement and Plan of Merger dated July 26, 2007 among the Company, its acquisition subsidiary and Internet Transaction Solutions, Inc. (incorporated by reference from our Form 8-K filed on August 1, 2007)

3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)

3.2	Form of Amended and Restated Bylaws of the Company (incorporated by reference from our Form 10-K for the year ended December 31, 2008 filed on March 3, 2009)

3.3	Certificate of Designation of shares of Series A-1 Convertible Preferred Stock (incorporated by reference from our Form 8-K filed on July 3, 2006)

3.4	Certificate of Correction to Certificate of Designation for the shares of Series A-1 Convertible Preferred Stock (incorporated by reference from our Form 8-K filed on September 14, 2006)

4.1	Specimen of Common Stock Certificate of the Company (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)

4.2	Investor Rights Agreement dated July 3, 2006, by and among the Company and the holders of its shares of Series A-1 Convertible Preferred Stock (incorporated by reference from our Form S-3/A filed on November 14, 2006)

10.1	Online Resources & Communications Corporation 1989 Stock Option Plan (incorporated by reference from our registration statement on Form S-1; Registration No. 333-74777)

10.2	1999 Stock Option Plan (incorporated by reference from our registration statement on Form S-1; Registration No. 333-40674)

10.3	Employee Stock Purchase Plan (incorporated by reference from our registration statement on Form S-8; Registration No. 333-40674)

10.4	Lease Agreement to premises at 4795 Meadow Wood Lane, Chantilly, Virginia (incorporated by reference from our Form 10-Q for the quarter ended September 30, 2004, filed on November 5, 2004)

10.5	Amended and Restated 2005 Restricted Stock and Option Plan (incorporated by reference from Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008)

10.6	Credit Agreement with Bank of America dated February 21, 2007 (incorporated by reference from Form 8-K filed on February 26, 2007)

10.7	Employment Agreement dated June 14, 2010 between Online Resources and Joseph L. Cowan (incorporated by reference to Form 10-K filed on March 15, 2011)

10.8	Second Amendment to Credit Agreement with Bank of America dated September 29, 2011 (incorporated by reference from Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011)

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1**	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

*** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Schedule II — Valuation and Qualifying Accounts: (in thousands)

Classification	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2009	$84	$16	$—		$100
Year ended December 31, 2010	$100	$200	$68	(1)	$232
Year ended December 31, 2011	$232	$244	$64	(1)	$412
Allowance for deferred tax asset:
Year ended December 31, 2009	$1,726	$—	$36		$1,690
Year ended December 31, 2010	$1,690	$122	$—		$1,813
Year ended December 31, 2011	$1,813	$—	$1,460		$353

Notes:

(1) Uncollectable	accounts written off.

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

Signature	Title	Date

/S/ JOSEPH L. COWAN	President and Chief Executive Officer	March 14, 2012
JOSEPH L. COWAN	(Principal Executive Officer)

/S/ CATHERINE A. GRAHAM	Executive Vice President and Chief	March 14, 2012
Catherine A. Graham	Financial Officer (Principal Financial Officer)

/S/ DAVID G. MATHEWS, III	Vice President, Accounting (Principal	March 14, 2012
David G. Mathews, III	Accounting Officer)

/S/ JOHN DORMAN	Director	March 14, 2012
John Dorman

/S/ EDWARD D. HOROWITZ	Director	March 14, 2012
Edward D. Horowitz

/S/ BRUCE A. JAFFE	Director	March 14, 2012
Bruce A. Jaffe

/S/ DONALD W. LAYDEN, JR.	Director	March 14, 2012
Donald W. Layden, Jr.

/S/ MICHAEL E. LEITNER	Director	March 14, 2012
Michael E. Leitner

/S/ ERVIN R. SHAMES	Director	March 14, 2012
Ervin R. Shames

/S/ WILLIAM H. WASHECKA	Director	March 14, 2012
William H. Washecka

/S/ BARRY D. WESSLER	Director	March 14, 2012
Barry D. Wessler