Form 10-Q
period 2012-03-31
ONLINE RESOURCES CORP
filed 2012-05-07
CIK 888953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of April 30, 2012 there were 32,377,480 shares of the issuer’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements convey current expectations or forecasts of future events for Online Resources Corporation and its consolidated subsidiaries. All statements contained in this report, other than statements of historical fact, including statements regarding our future financial performance and financial position, business strategy and plans, and our objectives for future operations, are forward-looking. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could”, “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “forecast”, “potential,” “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from any forward-looking statement. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements we may make. Neither we nor any other person assumes responsibility for the accuracy and completeness of the forward looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. This quarterly report on Form 10-Q also contains statistical data and estimates, including those relating to market size and growth rates of the markets in which we participate, that we obtained from industry publications and generated with internal analysis and estimates. These publications include forward-looking statements made by the authors of such reports. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions. Actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Although we believe these sources are reliable, we have not independently verified the foregoing information and cannot assure you of its accuracy or completeness.

ONLINE RESOURCES CORPORATION

FORM 10-Q

Page
PART I FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited) at March 31, 2012 and December 31, 2011	3
Condensed Consolidated Statements of Operations (unaudited) — Three months ended March 31, 2012 and 2011	4
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)	5
Condensed Consolidated Statements of Cash Flows (unaudited) — Three months ended March 31, 2012 and 2011	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3: Quantitative and Qualitative Disclosures About Market Risk	24
Item 4: Controls and Procedures	24

PART II OTHER INFORMATION
Item 1: Legal Proceedings	24
Item 1A: Risk Factors	25
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3: Defaults Upon Senior Securities	25
Item 4: Submission of Matters to a Vote of Security Holders	25
Item 5: Other Information	25
Item 6: Exhibits	25
EX-31.1 Rule 13a-14a Certificate of Chief Executive Officer
EX-31.2 Rule 13a-14a Certificate of Chief Financial Officer
EX-32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
EX-10.1 Resignation and General Release Agreement between Online Resources Corporation and Catherine A. Graham effective April 13, 2012
EX-10.2 Letter Agreement between Online Resources Corporation and Barclays Capital Inc. executed April 19, 2012 (effective January 27, 2012)
EX-10.3 Employment letter dated November 9, 2010, by and between Online Resources Corporation and Jeffrey Lynn Kissling*
EX-10.4 Employment letter dated May 1, 2011, by and between Online Resources Corporation and Eric M. Labiak*
EX-10.5 Employment letter dated April 15, 2011, by and between Online Resources Corporation and Stephen W. Ryan*

*	The employee was designated as an executive officer by Online Resources Corporation on April 23, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,858	$31,290
Accounts receivable (net of allowance of $400 and $412, respectively)	20,038	17,596
Deferred tax asset, current portion	2,189	2,189
Deferred implementation costs, current portion	2,981	3,200
Prepaid expenses and other current assets	3,993	2,551

Total current assets	61,059	56,826

Property and equipment, net	19,764	20,987
Deferred tax asset, less current portion	25,079	26,713
Goodwill	181,516	181,516
Intangible assets	8,194	9,288
Deferred implementation costs, less current portion, and other assets	9,201	9,042

Total assets	$304,813	$304,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,504	$1,251
Accrued expenses	16,759	17,566
Notes payable, senior secured debt, current portion	18,250	12,750
Deferred revenues, current portion and other current liabilities	8,640	8,412

Total current liabilities	45,153	39,979

Notes payable, senior secured debt, less current portion	—	7,500
Deferred revenues, less current portion and other long-term liabilities	4,425	4,979

Total liabilities	49,578	52,458

Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at March 31, 2012 and December 31, 2011 (redeemable on July 3, 2013 at $129,126)	122,624	120,095
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 32,832 issued and 32,370 outstanding at March 31, 2012 and 32,719 issued and 32,260 outstanding at December 31, 2011	3	3
Additional paid-in capital	222,218	221,519
Accumulated deficit	(86,590)	(86,676)
Accumulated other comprehensive income	33	19
Treasury stock, 462 shares at March 31, 2012 and 459 shares at December 31, 2011	(3,053)	(3,046)

Total stockholders’ equity	132,611	131,819

Total liabilities and stockholders’ equity	$304,813	$304,372

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Revenues:
Account presentation services	$2,894	$2,740
Payment services	30,871	29,792
Relationship management services	1,539	1,814
Professional services and other	5,988	4,932

Total revenues	41,292	39,278

Costs and expenses:
Service costs	19,122	20,631
Implementation and other costs	1,208	1,184

Costs of revenues	20,330	21,815

Gross profit	20,962	17,463
General and administrative	8,653	9,497
Reserve for potential legal liability	—	7,700
Sales and marketing	4,945	5,103
Systems and development	2,605	2,646

Total expenses	16,203	24,946

Income (loss) from operations	4,759	(7,483)

Other income (expense):
Interest income	24	32
Interest expense	(367)	(254)
Other expense	(2)	—

Total other income (expense)	(345)	(222)

Income (loss) before income tax expense	4,414	(7,705)
Income tax expense (benefit)	1,799	(2,953)

Net income (loss)	2,615	(4,752)
Preferred stock accretion	2,529	2,425

Net income (loss) available to common stockholders	$86	$(7,177)

Net income (loss) available to common stockholders per share:
Basic	$0.00	$(0.23)
Diluted	$0.00	$(0.23)
Shares used in calculation of net income (loss) available to common stockholders per share:
Basic	32,329	31,590
Diluted	32,859	31,590

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
	(unaudited)
Net income (loss)	$2,615	$(4,752)
Foreign currency translation adjustments	14	—

Comprehensive income (loss)	2,629	(4,752)
Preferred stock accretion	(2,529)	(2,425)

Comprehensive income (loss) attributable to common stockholders	$100	$(7,177)

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Operating activities
Net income (loss)	$2,615	$(4,752)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax expense (benefit)	1,634	(2,954)
Depreciation and amortization	3,516	4,295
Equity compensation expense	654	617
Amortization of debt issuance costs	172	54
Loss on disposal of assets	325	5
Provision for losses on accounts receivable	—	26
Change in fair value of theoretical swap derivative	(171)	(52)
Reserve for potential legal liability	—	7,700
Changes in other assets and liabilities	(4,701)	(404)

Net cash provided by operating activities	4,044	4,535

Investing activities
Purchases of property and equipment	(1,516)	(1,712)

Net cash used in investing activities	(1,516)	(1,712)

Financing activities
Net proceeds from issuance of common stock	26	409
Repayment of 2007 Notes	(2,000)	(4,000)

Net cash used in financing activities	(1,974)	(3,591)

Net increase (decrease) in cash and cash equivalents	554	(768)
Currency translation adjustment	14	—
Cash and cash equivalents at beginning of year	31,290	29,127

Cash and cash equivalents at end of period	$31,858	$28,359

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

As used in the discussion below, the words “we” “us,” “our”, the “Company” or “Online Resources” refer to Online Resources Corporation (and its subsidiaries), except where the context otherwise requires.

Online Resources develops and supplies proprietary “Digital Payment Framework” to power ePayments choices between millions of consumers and financial institutions, creditors and billers. We service two primary business lines: bill payment and transaction processing, and online banking and account presentation. The Company’s digital bill payment services directly link financial interactions between banks and billers, while our outsourced, web and phone-based financial technology services enable clients to provide payment, banking and other financial services to their millions of end users. The Online Resources Digital Payment Framework is built upon a foundation of security and innovation, and features a wide range of configurable services enabling our clients to take advantage of industry-leading agility, flexibility and breadth of solution.

Online Resources provides outsourced, web and phone-based financial technology services to financial institution, biller, card issuer and creditor clients to fulfill payment, banking and other financial services to their millions of consumer end users. Our products and services enable our clients to provide their consumer end users with the ability to perform various self-service functions including electronic bill payments and funds transfers, which utilize our unique, real-time debit architecture, ACH and other payment methods, as well as gain online access to their accounts, transaction histories and other information.

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at exchange rates in effect as of the end of the period. Equity activities are translated at the spot rate effective at the date of the transaction. Revenue and expense accounts and cash flows of these operations are translated at average exchange rates prevailing during the period the transactions occurred. Translation gains and losses are included as an adjustment to the accumulated other comprehensive income account in stockholders’ equity. Transaction gains and losses are included in other income (expenses), net, in the accompanying Condensed Consolidated Statements of Operations.

Comprehensive Income (Loss)

The component of comprehensive income (loss) is the foreign currency translation adjustment.

INTERIM FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In the opinion of management, the condensed consolidated unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2011, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 14, 2012. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. Certain amounts from prior periods have been reclassified to conform to current period presentation.

NEW ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance for the accounting of intangible goodwill and other that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance is effective for fiscal years beginning after December 15, 2011. Adoption of this guidance in the first quarter 2012 did not materially impact the Company’s financial disclosures.

In June 2011, the FASB issued updated guidance for disclosing comprehensive income. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that the Company presents components of comprehensive income in either one continuous statement or two separate but consecutive statements and no longer permits the presentation of comprehensive income in the consolidated statement of stockholders’ equity. The Company adopted this new guidance effective January 1, 2012, as required.

In May 2011, the FASB issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. Adoption of this guidance in the first quarter 2012 did not materially impact the Company’s financial disclosures.

2. SENIOR SECURED NOTES

On September 29, 2011, the Company amended and extended its senior secured credit facilities through February 21, 2013. The Company has an agreement with Bank of America which finances its senior secured notes (“2007 Notes”). The agreement also provides a $12 million revolver (“Revolver”) under which the Company can secure up to $10 million in letters of credit. Available credit under the Revolver has been reduced by approximately $10 million as a result of letters of credit the bank has issued. The Company made principal payments of $2 million and $4.0 million on the 2007 Notes in the three months ended March 31, 2012 and March 31, 2011, respectively, reducing the outstanding principal to $18.3 million as of March 31, 2012. The Company will make periodic principal payments until the 2007 Notes are due in 2013 as noted in the table below. Refinancing fees of approximately $0.9 million have been deferred and will be expensed over the remaining term of the credit facility.

The interest rate on both the Revolver and the 2007 Notes is the one month London Interbank Offer Rate (“LIBOR”) plus 275 to 325 basis points based upon the Company’s Consolidated Leverage Ratio (defined in the 2007 Notes), and is payable monthly. At March 31, 2012, the margin was 300 basis points. The average interest rate for the three months ended March 31, 2012 was 3.31%. The 2007 Notes and the Revolver are secured by the assets of the Company.

Maturities of long-term debt for each of the next 11 months are as follows (in thousands):

Year	Maturing Amounts
2012 (April 1, 2012 – December 31, 2012)	$10,750
2013	$7,500

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

The following table presents the fair value of the theoretical swap derivative instrument included within the condensed consolidated balance sheet at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011	Balance Sheet Location
Asset Derivatives:

Theoretical swap (1)	$6,721	$6,550	Other assets

(1)	See Note 10, Fair Value Measurements, for a description of how the derivatives shown above are valued.

The following table presents the amounts affecting the condensed consolidated statements of operations for the three months ended March 31, 2012 and March 31, 2011 (in thousands):

	Amount of gain recognized in income on derivative, pre tax
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Derivative Not Designated as Hedging Instrument:
Theoretical Swap (1)	$171	$52

4. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A-1 Redeemable Convertible Preferred Stock

Pursuant to the Company’s certificate of incorporation, as amended, the Board of Directors has the authority, without further action by the common stockholders, to issue up to 3,000,000 shares of preferred stock in one or more series. Of these 3,000,000 shares of preferred stock, 75,000 shares have been designated Series A-1 Preferred Stock. Subject to certain exceptions related to the amendment of the certificate of incorporation, the election of one director, the issuance of additional securities, or debt or the payment of dividends, the Series A-1 Preferred Stock votes as a single class and on an as converted basis with the common stock.

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

The Series A-1 Preferred Stock has a redemption value of 115% of the face value of the stock, on or after seven years from the date of issuance, or July 3, 2013. The Company accounts for the securities by accreting to its expected redemption value over the period from the date of issuance to the first expected redemption date. The Company recognized $0.4 million for each of the three months ended March 31, 2012 and 2011, to adjust for the redemption value at maturity.

The Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. This 8% per annum increase is convertible into shares of common stock, subject to the conversion limit noted above; however the Company has the right to pay the 8% per annum increase in cash in lieu of conversion into common stock. For each of the three months ended March 31, 2012 and 2011, $1.5 million of preferred stock accretion was recognized in the consolidated statements of operations, for the 8% per annum cumulative dividends. The right to receive the accrued, but unpaid dividends is based on a variable interest rate, and as such the difference between the fixed and variable rate of returns is a theoretical swap derivative. The Company bifurcates this feature and accretes it to the Series A-1 Preferred Stock over the life of the security. For the three months ended March 31, 2012 and 2011, $0.4 million of preferred stock accretion expense was recognized for the theoretical swap derivative in the condensed consolidated statements of operations.

Shares of Series A-1 Preferred Stock are subject to put and call rights following the seventh anniversary of their issuance for an amount equal to 115% of the original issuance price plus the 8% per annum increased by the interest factor thereon. The Company can require the conversion of the Series A-1 Preferred Stock prior to the seventh anniversary if the 30 day weighted closing price per share of the Company’s common stock is at least 165% of the initial conversion price.

Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is accreted, over a seven year period or through July 2013, back to the redemption value of the Series A-1 Preferred Stock and generated an additional $0.2 million of preferred stock accretion, in the consolidated statements of operations, for each of the three months ended March 31, 2012 and 2011.

5. REPORTABLE SEGMENTS

The Company manages its business through two reportable segments: Banking and Electronic Bill Presentment and Payment (EBPP)(formerly named eCommerce). The Banking segment’s market consists primarily of banks, credit unions and other depository financial institutions in the United States. The segment’s fully integrated suite of account presentation, bill payment, relationship management and professional services are delivered through the Internet. The EBPP segment’s market consists of billers, card issuers, processors, and other creditors such as payment acquirers and very large online billers. The segment’s account presentation, payment, relationship management and professional services are distributed to these clients through the Internet.

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

The results of operations from these reportable segments were as follows for the three months ended March 31, 2012 and 2011 (in thousands):

	Banking	EBPP	Corporate(1)	Total
Three months ended March 31, 2012:
Revenues	$19,802	$21,490	$—	$41,292
Costs of revenues	11,250	9,080	—	20,330

Gross profit	8,552	12,410	—	20,962
Operating expenses	5,265	5,243	5,695	16,203

Income (loss) from operations	$3,287	$7,167	$(5,695)	$4,759

Three months ended March 31, 2011:
Revenues	$21,020	$18,258	$—	$39,278
Costs of revenues	11,536	10,279	—	21,815

Gross profit	9,484	7,979	—	17,463
Operating expenses	6,773	5,542	12,631	24,946

Income (loss) from operations	$2,711	$2,437	$(12,631)	$(7,483)

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments. Also included in corporate expenses for 2011 are costs related to the reserve for potential legal liability.

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

The Company did not experience any impairment of goodwill or other intangible assets for the three months ended March 31, 2012 or 2011. If market conditions weaken, the Company’s revenue and cost forecasts may not be achieved and the Company may incur charges for goodwill impairment, which could be significant and could have a material negative effect on our results of operations. The Company’s stock price ranged from $2.50 to $3.03 during the three months ended March 31, 2012. Were the stock price to decline below this range, it may require the Company to evaluate whether or not the decline in stock price indicated an impairment requiring reevaluation of the goodwill. The Company will continue to monitor its financial performance, stock price, and other factors in order to determine if there are any indicators of impairment.

7. STOCK BASED COMPENSATION

At March 31, 2012, the Company had three stock-based employee compensation plans. The compensation expense for stock-based compensation was $0.7 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. A portion of the stock based compensation cost has been capitalized as part of software development costs and deferred costs. For the three months ended March 31, 2012 and 2011, less than $0.1 million was capitalized as part of software development costs.

Stock Options

There were no stock options issued for the three months ended March 31, 2012 and 2011.

A summary of stock option activity under the 1989, 1999 and 2005 Plans as of March 31, 2012, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,752	$5.78
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(386)	$3.46

Outstanding at March 31, 2012	1,366	$6.44	3.02	$2,263

Vested or expected to vest at March 31, 2012	1,345	$6.47	2.98	$2,263
Exercisable at March 31, 2012	1,124	$6.84	2.54	$2,263

The Company did not grant stock option awards during the three months ended March 31, 2012 or 2011. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the grant price. The intrinsic value of options exercised in the three months ended March 31, 2012 and 2011 weas zero and less than $0.1 million, respectively.

As of March 31, 2012, there was $0.5 million of total unrecognized compensation cost related to stock options granted. This cost is expected to be recognized over a weighted average period of 2.2 years.

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2012 and 2011 were zero and less than $0.1 million, respectively, net of shares repurchased for tax withholding purposes. The tax benefits related to the deductions from option exercises of the share-based payment arrangements will be recognized when those deductions, currently being carried forward as net operating losses, reduce taxes payable.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock units as of the three months ended March 31, 2012, and changes for the period then ended, is presented below (in thousands, except grant-date fair value data):

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2012	1,319	$3.54
Granted	—	$—
Vested	(100)	$3.16
Forfeited	(36)	$4.31

Non-vested at March 31, 2012	1,183	$3.55

The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of March 31, 2012, there was $2.4 million of total unrecognized compensation cost related to non-vested restricted stock units granted. This cost is expected to be recognized over a weighted average period of 1.2 years.

8. INCOME TAXES

The Company recorded an income tax benefit based on the estimated effective tax rate for the full year, adjusted for non-forecastable items recorded during the first quarter of 2011.

The Company’s effective tax rate was 40.76% and 38.3% for the three months ended March 31, 2012 and 2011, respectively. The year over year change in the effective tax rate relates to permanent differences, state taxes and a stock based compensation.

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

9. NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) available to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$2,615	$(4,752)
Preferred stock accretion	2,529	2,425

Net income (loss) available to common shareholders	$86	$(7,177)

Weighted average shares outstanding used in calculation of net income (loss) available to common stockholders per share:
Basic	32,329	31,590
Dilutive stock options	530	—

Diluted	32,859	31,590

Net income (loss) available to common stockholders per share:
Basic	$0.00	$(0.23)
Diluted	$0.00	$(0.23)

Approximately 7,121,285 and 7,160,374 shares of common stock equivalents, including preferred stock, for the three months ended March 31, 2012 and 2011, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

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

The tables below show how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at March 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund (2)	$4,198	$—	$—	$4,198
Theoretical swap derivative(1)	—	—	6,721	6,721

	$4,198	$—	$6,721	$10,919

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund(2)	$12,162	$—	$—	$12,162
Theoretical swap derivative(1)	—	—	6,550	6,550

.	$12,162	$—	$6,550	$18,712

(1)	Represents the fair market value of the embedded derivative associated with the Series A-1 Preferred Stock issued in conjunction with the Princeton eCom acquisition on July 3, 2006. Management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.
(2)	The Merrill Lynch Institutional Fund is recorded in cash and cash equivalents on the condensed consolidated balance sheet.

The following tables are summaries of the Company’s financial assets that use Level 3 inputs to measure fair value (in thousands):

Theoretical Swap Derivative
Balance as of January 1, 2012	$6,550
Realized and unrealized gain(1)	171

Balance as of March 31, 2012	$6,721

Theoretical Swap Derivative
Balance as of January 1, 2011	$6,004
Realized and unrealized gain(1)	546

Balance as of December 31, 2011	$6,550

(1)	The realized and unrealized gains are included as interest expense in the condensed consolidated statements of operations for the three months ended March 31, 2012 and March 31, 2011.

11. OPERATIONS BY GEOGRAPHIC AREA

The following table presents certain enterprise-wide information about the Company’s operations by geographic area (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues
United States	$41,292	$39,278
India	—	—

	$41,292	$39,278

	March 31, 2012	December 31, 2011
Long-lived assets
United States	$19,499	$20,857
India	265	130

	$19,764	$20,987

12. COMMITMENTS & CONTINGENCIES

In the civil action lawsuit styled, Lawlor v. Online Resources Corp., Case No. 2010-5601, Fairfax County Circuit Court (Nov. 8, 2011), appeal filed, No. 120208 (Va. Feb. 3, 2012), Matthew P. Lawlor, the Company’s former chairman and chief executive officer, in April 2011 obtained a jury verdict on several of the claims contained in his employment-related lawsuit against the Company. Mr. Lawlor was awarded $5,265,619 in damages plus pre-judgment interest and attorneys’ fees. As a result of this verdict against the Company, we recorded an aggregate reserve of $8.0 million. After post-trial motions and proceedings, on November 8, 2011 the court issued a judgment awarding Mr. Lawler $5,265,619 in damages plus pre-judgment interest and $2,131,035 in attorneys’ fees plus applicable interest. On November 28, 2011, the Company suspended execution of the judgment, pending appeal, by posting security with the court in the form of an irrevocable standby letter of Credit in an amount not exceeding $8,446,143. We filed our petition for appeal with the Supreme Court of Virginia on February 3, 2012, asking the Court to reverse the judgment against the Company on the counts on which it lost at trial, in whole or in part. Our petition is pending with the Court. While the Company will continue to vigorously pursue its bid to appeal the judgment and believes that it has meritorious ground for appeal, there can be no assurance that the Company will prevail. If we are unable to obtain a grant of appeal, or to have the judgment in favor of Mr. Lawlor reversed on appeal, the judgment may become payable at a time when we have insufficient working capital or available funds. In that event, the Company may be required to seek additional funds that may not be available on commercially reasonable terms or at all. Further, even if we do have sufficient funds to pay the amount, if any, required to be paid as a result of the judgment, the use of the funds to pay the judgment will reduce the amount of funds available for our ongoing business operations. Under such circumstances, our financial condition could be materially and adversely affected.

Online Resources also is currently the defendant in a civil action lawsuit styled Kent D. Stuckey v. Online Resources Corporation, Case No. 2:08-CV-1188, which is pending in U.S. District Court for the Southern District of Ohio, Eastern Division. This lawsuit was filed on December 19, 2008 by Mr. Stuckey, the former Chief Executive Officer and Chairman of Internet Transaction Solutions, Inc, (“ITS”), alleging certain claims in connection with the Company’s acquisition of ITS in August 2007. The plaintiff brought this suit in a representative capacity on behalf of all former ITS stockholders, alleging among other things that (i) the Company breached its agreement to register, under the Securities, Act of 1933, as amended, the Company shares that were issued to the former ITS shareholders, as partial consideration for the Company’s acquisition of ITS, (ii) the Company committed fraud in connection with the acquisition of ITS and its failure to register the Company shares issued in the acquisition, (iii) the Company failed to timely process stock transfer requests, and (iv) the Company breached certain price protection provisions in the acquisition agreement. In the complaint filed by the plaintiff, plaintiff seeks damages in excess of $15 million, relief for the full purchase price of the Company shares issued in the acquisition (alleged to be approximately $24.7 million), the release to the former stockholders of ITS of approximately $700,000 currently held in escrow, punitive and exemplary damages, pre-and post-judgment interest, and reimbursement for costs incurred in the litigation. The Company has vigorously disputed the claims and calculation of damages asserted by the plaintiff in the case. On February 13, 2012, the court issued an Opinion and Order denying the Company’s motion for summary judgment seeking dismissal of the plaintiff’s remaining claims in the case. On February 15, 2012, the court issued an order setting a bench trial to commence on May 21, 2012. While the Company will continue to vigorously dispute the plaintiff’s claims in pretrial proceedings and at trial, and believes that it has meritorious defenses to the plaintiff’s claims, there can be no assurance that the Company will prevail. Based on the information currently available, the Company believes it is not probable that the Company will incur a material loss with respect to the plaintiff’s claims in this litigation, and therefore the Company has not taken a loss reserve in connection with this matter.

On June 30, 2011, Online Resources filed a civil complaint for declaratory judgment against Autoscribe Corporation and Pollin Patent Licensing, LLC in federal district court, in the case styled, Online Resources Corp. v. Autoscribe Corp. and Pollin Patent Licensing, LLC, U.S. Dist. Court for the District of MD, Southern/Greenbelt Div., Case No. 8:11-cv-01801-JFM. The Company’s complaint seeks declarations of non-infringement and invalidity with respect to two U.S. patents asserted by the defendants. On July 26, 2011, the defendants filed an answer to the Company’s complaint which asserts certain patent infringement claims and unspecified damages against the Company, and the case is currently in the discovery phase. While the Company will continue to vigorously pursue the matters in dispute with the defendants in this case, there can be no assurance that the Company will prevail. Based on the information currently available, the Company believes it is not probable that the Company will incur a material loss with respect to the defendants’ counter claims filed in the litigation, and therefore the Company has not taken a loss reserve in connection with this matter.

As previously stated, the Company has determined at this time not to record a loss provision for the above-described Stuckey and Autoscribe cases. It is reasonably possible, however, that subsequent events in these cases could cause the Company to reconsider its determination and to record a loss provision or to increase any prior loss provision in any pending litigation.

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

These forward-looking statements represent our best judgment as of the date of the Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the risks and uncertainties described or discussed below and elsewhere in this report, particularly in the section “Risk Factors” in Item 1A of Part II, as well as in the section “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 14, 2012. These risks include, among others, the following:

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

failure to comply with applicable standards under the Payment Card Industry (PCI) Data Security Standard, or PCIDSS, may subject us to substantial fines and penalties and contractual liability the creation of the Consumer Financial Protection Bureau may have a material adverse effect o our business, financial condition or results of operations potential of being deemed a “money transmitter” which would require us to obtain licenses and may result in imposition of fines, penalties, or certain changes in the manner in which we conduct certain aspects of our business

OVERVIEW

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

We currently operate in two business segments — Banking and Electronic Bill Presentment and Payment (EBPP) (formerly named eCommerce). The operating results of these business segments exclude general corporate overhead expenses. Within each business segment, we face differing opportunities, challenges and risks. In our Banking segment we have the opportunity to deploy the new and enhanced products we have developed to expand and deepen the relationships we have with our existing clients. Our differentiated account presentation and payments products, as well as our ability to deliver a full suite of remote delivery financial services, provide the opportunity for us to increase market share particularly among mid-sized financial institutions. In the bank market, a very large percentage of financial institutions now offer internet banking and bill payment to their customers. We therefore face competition in our efforts to obtain new clients from other established providers of these services. The end-user base within these clients is not highly penetrated, however, thus we can benefit from continuing adoption increases by our clients and end users.

In our EBPP segment, there are still a significant number of potential clients who do not offer services such as those we are in a position to provide to their customer base. Further, the competition to provide these services is more fragmented than it is in the banking market. These factors provide us with the opportunity to expand our client base. We also offer an innovative debt collection product that is attractive to a number of large and mid-sized potential clients. For a portion of our EBPP business, our revenue is tied to the value of the payment being made which exposes us to the impact of economic factors on these payments. We also continuously monitor the potential risks that we face due to the interfaces we have with, and our reliance on, various payments networks.

Across our markets, we are exposed to interest rate risk as we earn interest income from the bill payment funds in transit that we hold on behalf of our clients and end-users. We also closely monitor covenant and other compliance requirements under our debt and preferred stock agreements, as well as other potential risks associated with our capital structure.

We have experienced, and expect to continue to experience, significant user and transaction growth in our EBPP segment. This growth has placed, and will continue to place, significant demands on our personnel, management and other resources. We will need to continue to expand and adapt our infrastructure, services and related products to accommodate additional clients and their end-users, increased transaction volumes and changing end-user requirements.

Registered end-users using account presentation, bill payment or both, and the payment transactions executed by those end-users are the major drivers of our revenues. Since March 31, 2011, the number of users of our account presentation services decreased 10%, and the number of users of our payment services decreased 9%, for an overall 10% decrease in users.

We are headquartered in Chantilly, Virginia. We also maintain operations facilities in Princeton, New Jersey, Parsippany, New Jersey, Woodland Hills, California, Columbus, Ohio, Pleasanton, California, Bangalore, India and an additional data center facility in Newark, New Jersey. We were incorporated in Delaware in 1989.

Registered end-users using account presentation, bill payment or both, and the payment transactions executed by those end-users are the major drivers of our revenues. At March 31, 2012, in comparison to December 31, 2011, the number of users of our account presentation services decreased 10% and the number of users of our payment services increased 1%, for an overall 2% decrease in users.

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

As a network-based service and software provider, we have made substantial up-front investments in infrastructure, particularly for our proprietary systems. We invested approximately $1.5 million and $1.7 million for the three months ended March 31, 2012 and March 31, 2011, respectively. These investments were made to create new products, enhance the functionality of existing products and improve our infrastructure. Product enhancements allow us to remain competitive, retain existing clients and attract new clients. New products allow us to increase revenue and attract new clients. Infrastructure investments allow us to leverage ongoing advances in technology to improve our operating efficiency and capture cost savings.

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

Results of Operations The following table presents the summarized results of operations for our two reportable segments, Banking and EBPP (dollars in thousands):

	0000000	0000000	0000000	0000000
	Three Months Ended March 31,
	2012		2011
	Dollars	%	Dollars	%
Revenues:
Banking	$19,802	48%	$21,020	54%
EBPP	21,490	52%	18,258	46%

Total	$41,292	100%	$39,278	100%

	0000000	0000000	0000000	0000000
	Dollars	Margin	Dollars	Margin
Gross profit:
Banking	$8,552	43%	$9,484	45%
EBPP	12,410	58%	7,979	44%

Total	$20,962	51%	$17,463	44%

	0000000	0000000	0000000	0000000
	Dollars	%	Dollars	%
Operating expenses:
Banking	$5,265	33%	$6,773	27%
EBPP	5,243	32%	5,542	22%
Corporate(1)	5,695	35%	12,631	51%

Total	$16,203	100%	$24,946	100%

	0000000	0000000	0000000	0000000
	Dollars	Margin	Dollars	Margin
Income (loss) from operations:
Banking	$3,287	17%	$2,711	13%
EBPP	7,167	33%	2,437	13%
Corporate(1)	(5,695)		(12,631)

Total	$4,759	12%	$(7,483)	-19%

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments. Also included in corporate expense for 2011 are costs related to the reserve for potential legal liability.

THREE MONTHS ENDED MARCH 31, 2012

COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Revenues

We generate revenues from account presentation, payment, relationship management and professional services and other revenues.

	Three Months Ended March 31,		Change
	2012(1)	2011(1)	Difference(1)%
Revenues:
Account presentation services	$2,894	$2,740	$154	6%
Payment services	30,871	29,792	1,079	4%
Relationship management services	1,539	1,814	(275)	-15%
Professional services and other	5,988	4,932	1,056	21%

Total revenues	$41,292	$39,278	$2,014	5%

Payment metrics:
Banking payment transactions	37,532	37,983	(451)	-1%
Biller payment transactions	24,706	22,068	2,638	12%

(1)	In thousands

Account Presentation Services. Both the Banking and EBPP segments contribute to account presentation services revenues, which increased 6%, or $0.2 million, to $2.9 million. The increase is largely due to an increase of approximately $0.2 million in license fees.

Payment Services. Both the Banking and EBPP segments contribute to payment services revenues, which increased 4%, or $1.1 million to $30.9 million. The increase is due to a $2.5 million increase in transactions fees offset by a decrease of $1.3 million in user fees and a decrease of $0.1 million in account maintenance fees.

Relationship Management Services. Primarily composed of revenues from the Banking segment, relationship management services revenues decreased by $0.3 million in the first quarter of 2012, or 15%. Revenues decreased primarily as a result of reduced user fees and reduced fees from marketing and other programs.

Professional Services and Other. Both the Banking and EBPP segments contribute to professional services and other revenues, which increased $1.1 million, or 21%. The increase is due to a $0.9 million increase in professional service fees, a $0.1 million increase in ancillary user and license fees and $0.1 million increase in cancellation fees.

Costs and Expenses

	Three Months Ended March 31,		Change
	2012(1)	2011(1)	Difference(1)%
Revenues	$41,292	$39,278	$2,014	5%
Costs of revenues	20,330	21,815	(1,485)	-7%

Gross profit	20,962	17,463	3,499	20%
Gross margin	51%	44%
Operating expenses
General and administrative	8,653	9,497	(844)	-9%
Reserve for potential legal liability	—	7,700	(7,700)	-100%
Sales and marketing	4,945	5,103	(158)	-3%
Systems and development	2,605	2,646	(41)	-2%

Total operating expenses	16,203	24,946	(8,743)	-35%

Income (loss) from operations	4,759	(7,483)	12,242	164%
Other income (expense)
Interest income	24	32	(8)	-3%
Interest and other expense	(369)	(254)	115	45%

Total other income (expense)	(345)	(222)	123	55%

Income (loss) before tax provision (benefit)	4,414	(7,705)	12,119	157%
Income tax provision (benefit)	1,799	(2,953)	4,752	161%

Net income (loss)	2,615	(4,752)	7,367	155%

Preferred stock accretion	2,529	2,425	104	4%

Net income (loss) available to common stockholders	$86	$(7,177)	$7,263	101%

Net income (loss) available to common stockholders per share:
Basic	$0.00	$(0.23)	$0.23	100%
Diluted	$0.00	$(0.23)	$0.23	100%
Shares used in calculation of net income (loss) available to common stockholders per share:
Basic	32,329	31,590	739	2%
Diluted	32,859	31,590	1,269	4%

(1)	In thousands except for per share amounts and percentages.

Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues decreased $1.5 million for the three months ended March 31, 2012, compared to the same period in 2011. This decrease is due to reduced interchange fees and connectivity costs of $1.5 million.

Gross Profit. Gross profit increased $3.5 million for the three months ended March 31, 2012 and gross margin as a percentage of revenues increased by 700 basis points to 51%. The gross profit increase is due to increases in revenue of $2.0 million and decreases in costs of revenues of $1.5 million.

General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses decreased $0.8 million, or 9%, to $8.7 million for the three months ended March 31, 2012 due to approximately $1.5 million decrease in legal fees offset by a $0.4 increase in employee compensation expense and $0.2 increase in consulting expenses.

Reserve for potential legal liability. In 2011, the Company accrued $7.7 million to reflect a jury award, statutory interest and estimate of legal fees which may be recoverable by the Company’s former Chairman and Chief Executive Officer, Matthew P. Lawlor, related to a lawsuit he filed against the Company.

Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses decreased $0.2 million, or 3%, to $4.9 million for the three months ended March 31, 2012. The decrease is due to reduced amortization expense related to customer lists.

Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses remained constant for the three months ended March 31, 2012 compared to the same period in the prior year.

Income from Operations. Income from operations increased $12.2 million to $4.8 million for the three months ended March 31, 2012. The increase is due to increased gross margin and decreased general and administrative costs and reserve for potential legal liability.

Interest Income. Interest income remained constant for the three months ended March 31, 2012 compared to the same period in the prior year.

Interest and Other Expense. Interest and other expense increased by $0.1 million for the three months ended March 31, 2012 due to an increase is the amortization of debt issuance costs.

Income Tax Provision. We recognized tax expense of $1.8 million for the three months ended March 31, 2012. Our effective tax rate for the period was 40.8%. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent differences, state taxes and a stock based compensation.

Preferred Stock Accretion. The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased slightly, or 4%, due to escalation of accruals on unpaid dividends.

Net Income (Loss) Available to Common Stockholders. Net loss available to common stockholders increased $7.3 million to net income of $0.1 million for the three months ended March 31, 2012, compared to net loss of $7.2 million for the three months ended March 31, 2011. Basic and diluted net income available to common stockholders per share was $0.00 for the three months ended March 31, 2012, compared to a net loss available to common stockholders of $0.23 for the three months ended March 31, 2011. Basic and diluted shares outstanding increased by 2% and 4%, respectively primarily as a result of shares issued in connection with the exercise of stock options, issuance of restricted stock units and our employees’ participation in the employee stock purchase plan.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.0 million for the three months ended March 31, 2012. This represented a $0.5 million decrease in cash provided by operating activities compared to the same prior year period, which was primarily the result of the prior period impact of the reserve for potential legal liability of $7.7 million and a decrease in changes in certain other assets and liabilities of $4.3 million offset an increase in net income of $7.4 million, an increase in deferred tax expense of $4.6 million and an increase in loss on disposal of assets of $0.3 million.

Net cash used in investing activities for the three months ended March 31, 2012 was $1.5 million, which was the result of capital expenditures.

Net cash used in financing activities was $2.0 million for the three months ended March 31, 2012, which was the result of a principal payment on our 2007 Notes of $2.0 million.

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

The Company’s current cash balance and projected cash flows are not sufficient to repay both the $18.3 million in 2007 Notes due in 2013 and the Series A-1 Preferred Stock redemption value of 115% of the face value of the stock plus accrued dividends and escalation accrual putable on or after July 3, 2013 and the reserve for potential legal liability should it become payable. If we are unable to obtain additional financing or renegotiate our existing debt facility and preferred security, there can be no assurance that we will be able to make the necessary payments.

Considerations Pertaining to Redemption Provisions of the Series A-1 Preferred Stock

The holder of our outstanding Series A-1 Preferred Stock has a right to request that the Company redeem all, or any part, of the Series A-1 Preferred Stock at any time on or after July 3, 2013, which is the seventh anniversary of the issue date of the Series A-1 Preferred Stock. Similarly, the Company has a right to call for redemption of all or any part of the outstanding shares of Series A-1 Preferred at any time on or after July 3, 2013.

Upon any redemption, whether at the election of the Company or the holder of the Series A-1 Preferred, the redemption price per share will be equal to 115% of the original purchase price of a share of Series A-1 Preferred Stock plus accrued dividends (which accrue from the date of issuance at 8% per annum on the original purchase price for such share) and an escalation accrual on such share. The redemption price is to be paid in cash. Due to the fact that the escalation accrual is variable based on the iMoneyNet First Tier Institutional Average, the actual redemption price on or after July 3, 2013 cannot be determined with certainty at this time. However, the Company estimates that the redemption price for all of the issued and outstanding shares of Series A-1 Preferred Stock at July 3, 2013 will be approximately $129.1 million.

The Series A-1 Preferred Stock provides that, in the event the holder of the shares elects to cause the Company to redeem all or part of the shares, such shares called for redemption shall be redeemed by the Company by payment of the redemption price in cash “in full, from the funds legally available therefor.” Upon the holder’s election to exercise this right of redemption with respect to all or any substantial portion of the Series A-1 Preferred Stock, we anticipate that we will not have the necessary funds legally available to redeem the shares of Series A-1 Preferred Stock and that we may not have the ability to raise funds for this purpose, whether on favorable terms or at all.

Upon the holder’s election to exercise its right of redemption with respect to all or part of the shares, our Board of Directors will assess whether or not the Company has sufficient funds legally available to redeem all or part of the shares subject to the election. While it cannot now be predicted what the conclusion of that assessment will be, it could range from a determination that the Company has sufficient funds legally available to redeem all of the shares called for redemption or only a portion thereof. If the Company does not have funds legally available to redeem all of the shares called for redemption, it would redeem only that portion of the shares with respect to which funds are legally available without having to obtain the consent of the holder of the Series A-1 Preferred Stock to such partial redemption. In the event that on the redemption date, the Company does not redeem all of the shares of Series A-1 Preferred Stock called for redemption, the Company’s obligation to redeem the unredeemed portion of the Series A-1 Preferred Stock elected to be redeemed would remain outstanding; however, under Delaware law, the holder would not have a claim against the Company as a creditor. The Company’s Board would reassess the Company’s ability to redeem all or part of any remaining shares of Series A-1 Preferred Stock called for redemption on a periodic basis. If, as a result of such periodic assessments, the Board determines the Company has funds legally available, the Company would redeem as many of the shares as the Company has funds legally available for such redemption until all shares called for redemption have been redeemed.

The terms of the Series A-1 Preferred Stock do not include any express provisions providing for a remedy or penalty in the event the Company does not have sufficient funds legally available to redeem the shares called for redemption. In the event we determine that we cannot redeem all of the outstanding shares called for redemption, the holder of the Series A-1 Preferred Stock could seek to challenge such determination by bringing legal action against the Company.

Delaware courts have held that, under Delaware law, preferred shares with mandatory redemption and other features similar to those of our outstanding Series A-1 Preferred Stock do not give rise to a creditor claim against the corporation when they are exercised. In addition, the Delaware courts have held that if a corporation’s board of directors makes a determination in good faith that the corporation does not have sufficient “funds legally available” to redeem all of the shares of preferred stock called for redemption, the corporation will be required to redeem only that portion of the preferred shares with respect to which funds are legally available, notwithstanding its receipt of a redemption request notice from the holders. As a corollary to the foregoing holdings, Delaware courts have noted that, if in analyzing the legal availability of funds a board of directors determines that some funds are available to make a partial redemption, then, consistent with such a finding, partial redemption would be appropriate using legally available funds.

Delaware case law has stated that “funds legally available” means not only that the corporation may legally deploy the funds without violating Section 160 of the Delaware General Corporation Law, but that “there are funds, in the sense of a readily available source of cash.” Therefore, funds “must be both ‘available’ (in the sense of on hand or readily accessible, through sales or borrowing)” and able to be “deployed ‘legally’ without violating statutory or common law restrictions.” In addition, a corporation is restricted from redeeming its shares when the corporation is insolvent or would be rendered insolvent by the redemption. Delaware courts have long held that a corporation cannot purchase its own shares of stock when the purchase diminishes the ability of the corporation to pay its debts, or lessens the security of its creditors. As a result, if the Company’s Board determines in good faith that the Company does not have the funds accessible and legally available to redeem all of the shares of Series A-1 Preferred called for redemption, or that it would render the Company insolvent or diminish its ability to pay its debts, should the question be presented to a Delaware court, provided the Delaware court follows the precedent, the Company would be required to redeem shares of Series A-1 Preferred Stock only to the extent the Board determines the Company has funds accessible and legally available for such redemption. In that case, the Company should be required to redeem shares of Series A-1 Preferred Stock only to the extent the Board determines that the Company has “funds legally available” for the redemption.

If the holder of our Series A-1 Preferred Stock exercises its right to redemption on or after July 3, 2013, such exercise and the resulting obligations of the Company with respect to the exercise could have a material adverse impact on our stock price, business, financial condition and results of operations. Further, unless we are able to renegotiate the terms of the Series A-1 Preferred Stock or otherwise raise the funds for redemption in advance of the redemption date, we may experience a material adverse impact on our stock price, business, financial condition and results of operations in advance of the redemption date due to market concerns relating to our ability to operate our business in the face of our potential redemption obligations. The Company has undertaken the following actions, among others, in relation to the possible receipt of a Series A-1 Preferred Stock redemption notice in July 2013:

•

the Board of Directors of the Company appointed a special committee of independent directors to evaluate and make recommendations to the full Board with respect to the Company’s alternatives in connection with the Series A-1 Preferred Stock, including assessing the availability of funds for a redemption and restructuring of the Series A-1 Preferred Stock and guiding the Company’s negotiations and discussions with the holder of the Series A-1 Preferred Stock;

•

engaged an independent financial advisor to provide advice on the amount and manner by which the Company might raise funds under existing market conditions, including advice with respect to the Company’s capacity for additional borrowings to be used for the foregoing purposes;

•	begun seeking financial proposals from possible financing sources;

•	consulted with legal counsel to gain a detailed understanding of the Company’s applicable legal obligations and options; and

•

begun discussions with the holder of our Series A-1 Preferred Stock as to possible alternative approaches to the Series A-1 Preferred Stock holder’s delivery of a redemption notice to the Company in July 2013.

The Company is in the early stages of this process and it is moving with the process as quickly as practicable, although no assurance can be given that a favorable outcome will be achieved. The Company plans to continue its discussions with the holder of the Series A-1 Preferred Stock, but cannot predict whether or not an agreement can be reached. The Company also plans to continue receiving financial and legal advice of the type described above as it explores possible alternative courses of action with regard to this matter. In the event no agreement is reached with the holder of the Series A-1 Preferred Stock and the Company receives a Series A-1 Preferred Stock redemption notice on or after July 3, 2013, based on the business and legal considerations noted above and the circumstances of the Company at that time, the Company will make a good faith assessment of what funds are legally available to pay the Series A-1 Preferred Stock redemption price with respect to the shares called for redemption. While it cannot now be predicted what the conclusion of that assessment will be, it could range from a determination to pay all of the redemption price or only a portion thereof. In the event that on the redemption date, the Company does not redeem all of the shares of Series A-1 Preferred Stock called for redemption, thereafter, the Company’s obligation to redeem the portion of the Series A-1 Preferred Stock elected to be redeemed would remain outstanding until redeemed. The Company’s Board would reassess the Company’s ability to redeem all or part of any remaining shares of Series A-1 Preferred Stock called for redemption on a periodic basis and would redeem as many of the shares as the Company has funds legally available for such redemption until all shares called for redemption have been redeemed.

Commitments and Contingencies

Contingent liabilities are discussed in Note 12 to the condensed consolidated unaudited financial statements included in this 10-Q.

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

We earn float interest in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. As such, the float interest earned is classified as payment services revenue in our condensed consolidated statements of operations. This float interest revenue is exposed to changes in the general level of U.S. interest rates as it relates to the balances of these clearing accounts. The float interest totaled $0.1 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. If there was a change in interest rates of one percent as of March 31, 2012, revenues associated with float interest would have increased by approximately $0.5 million for the three months ended March 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, and for internal controls over financial reporting.

(a) As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Due to the resignation of our Chief Financial Officer in April, 2012 our CEO currently serves as both principal executive officer and interim principal financial officer pending the hiring of a new Chief Financial Officer. Based on that evaluation, the CEO has concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management including our CEO and PFO as appropriate to allow timely decisions regarding disclosures.

(b) There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2012 (as required by Exchange Act Rules 13a-15(d) and 15d-15(d)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the civil action lawsuit styled, Lawlor v. Online Resources Corp., Case No. 2010-5601, Fairfax County Circuit Court (Nov. 8, 2011), appeal filed, No. 120208 (Va. Feb. 3, 2012), Matthew P. Lawlor, the Company’s former chairman and chief executive officer, in April 2011 obtained a jury verdict on several of the claims contained in his employment-related lawsuit against the Company. Mr. Lawlor was awarded $5,265,619 in damages plus pre-judgment interest and attorneys’ fees. As a result of this verdict against the Company, we recorded an aggregate reserve of $8.0 million. After post-trial motions and proceedings, on November 8, 2011 the court issued a judgment awarding Mr. Lawler $5,265,619 in damages plus pre-judgment interest and $2,131,035 in attorneys’ fees plus applicable interest. On November 28, 2011 the Company suspended execution of the judgment, pending appeal, by posting security with the court in the form of an irrevocable standby letter of Credit in an amount not exceeding $8,446,143. We filed our petition for appeal with the Supreme Court of Virginia on February 3, 2012, asking the Court to reverse the judgment against the Company on the counts on which it lost at trial, in whole or in part. Our petition is pending with the Court. While the Company will continue to vigorously pursue its bid to appeal the judgment and believes that it has meritorious ground for appeal, there can be no assurance that the Company will prevail. If we are unable to obtain a grant of appeal, or to have the judgment in favor of Mr. Lawlor reversed on appeal, the judgment may become payable at a time when we have insufficient working capital or available funds. In that event, the Company may be required to seek additional funds that may not be available on commercially reasonable terms or at all. Further, even if we do have sufficient funds to pay the amount, if any, required to be paid as a result of the judgment, the use of the funds to pay the judgment will reduce the amount of funds available for our ongoing business operations. Under such circumstances, our financial condition could be materially and adversely affected.

        Online Resources also is currently the defendant in a civil action lawsuit styled Kent D. Stuckey v. Online Resources Corporation, Case No. 2:08-CV-1188, which is pending in U.S. District Court for the Southern District of Ohio, Eastern Division. This lawsuit was filed on December 19, 2008 by Mr. Stuckey, the former Chief Executive Officer and Chairman of Internet Transaction Solutions, Inc, (“ITS”), alleging certain claims in connection with the Company’s acquisition of ITS in August 2007. The plaintiff brought this suit in a representative capacity on behalf of all former ITS stockholders, alleging among other things that (i) the Company breached its agreement to register, under the Securities, Act of 1933, as amended, the Company shares that were issued to the former ITS shareholders, as partial consideration for the Company’s acquisition of ITS, (ii) the Company committed fraud in connection with the acquisition of ITS and its failure to register the

Company shares issued in the acquisition, (iii) the Company failed to timely process stock transfer requests, and (iv) the Company breached certain price protection provisions in the acquisition agreement. In the complaint filed by the plaintiff, plaintiff seeks damages in excess of $15 million, relief for the full purchase price of the Company shares issued in the acquisition (alleged to be approximately $24.7 million), the release to the former stockholders of ITS of approximately $700,000 currently held in escrow, punitive and exemplary damages, pre-and post-judgment interest, and reimbursement for costs incurred in the litigation. The Company has vigorously disputed the claims and calculation of damages asserted by the plaintiff in the case. On February 13, 2012, the court issued an Opinion and Order denying the Company’s motion for summary judgment seeking dismissal of the plaintiff’s remaining claims in the case. On February 15, 2012, the court issued an order setting a bench trial to commence on May 21, 2012. While the Company will continue to vigorously dispute the plaintiff’s claims in pretrial proceedings and at trial, and believes that it has meritorious defenses to the plaintiff’s claims, there can be no assurance that the Company will prevail. Based on the information currently available, the Company believes it is not probable that the Company will incur a material loss with respect to the plaintiff’s claims in this litigation, and therefore the Company has not taken a loss reserve in connection with this matter.

On June 30, 2011, Online Resources filed a civil complaint for declaratory judgment against Autoscribe Corporation and Pollin Patent Licensing, LLC in federal district court, in the case styled, Online Resources Corp. v. Autoscribe Corp. and Pollin Patent Licensing, LLC, U.S. Dist. Court for the District of MD, Southern/Greenbelt Div., Case No. 8:11-cv-01801-JFM. The Company’s complaint seeks declarations of non-infringement and invalidity with respect to two U.S. patents asserted by the defendants. On July 26, 2011, the defendants filed an answer to the Company’s complaint which asserts certain patent infringement claims and unspecified damages against the Company, and the case is currently in the discovery phase. While the Company will continue to vigorously pursue the matters in dispute with the defendants in this case, there can be no assurance that the Company will prevail. Based on the information currently available, the Company believes it is not probable that the Company will incur a material loss with respect to the defendants’ counter claims filed in the litigation, and therefore the Company has not taken a loss reserve in connection with this matter.

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

ITEM 1A. RISK FACTORS

There have been no material changes to risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EX-31.1	Rule 13a-14a Certificate of Chief Executive Officer

EX-31.2	Rule 13a-14a Certificate of Chief Financial Officer

EX-32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

EX-10.1	Resignation and General Release Agreement between Online Resources Corporation and Catherine A. Graham effective April 13, 2012

EX-10.2	Letter Agreement between Online Resources Corporation and Barclays Capital Inc. executed April 19, 2012 (effective January 27, 2012)

EX-10.3	Employment letter dated November 9, 2010, by and between Online Resources Corporation and Jeffrey Lynn Kissling*

EX-10.4	Employment letter dated May 1, 2011, by and between Online Resources Corporation and Eric M. Labiak*

EX-10.5	Employment letter dated April 15, 2011, by and between Online Resources Corporation and Stephen W. Ryan*

*	The employee was designated as an executive officer by Online Resources Corporation on April 23, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE RESOURCES CORPORATION
Date: May 7, 2012
	By:	/s/ Joseph L. Cowan
Joseph L. Cowan
President and Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer)