Form 10-Q
period 2012-06-30
ONLINE RESOURCES CORP
filed 2012-08-02
CIK 888953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of July 27, 2012 there were 32,572,035 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,200	$31,290
Accounts receivable (net of allowance of $522 and $412, respectively)	19,496	17,596
Deferred tax asset, current portion	2,189	2,189
Deferred implementation costs, current portion	2,673	3,200
Prepaid expenses and other current assets	3,571	2,551

Total current assets	62,129	56,826

Property and equipment, net	19,078	20,987
Deferred tax asset, less current portion	23,949	26,713
Goodwill	181,516	181,516
Intangible assets	7,096	9,288
Deferred implementation costs, less current portion, and other assets	9,138	9,042

Total assets	$302,906	$304,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,749	$1,251
Accrued expenses	14,774	17,566
Notes payable, senior secured debt, current portion	15,250	12,750

Deferred revenues, current portion and other current liabilities	9,167	8,412

Total current liabilities	40,940	39,979

Notes payable, senior secured debt, less current portion	—	7,500
Deferred revenues, less current portion and other long-term liabilities	4,296	4,979

Total liabilities	45,236	52,458

Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at June 30, 2011 and December 31, 2010 (redeemable at the election of the holder on or after July 3, 2013 at $129,088)	125,176	120,095
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 33,049 issued and 32,564 outstanding at June 30, 2012 and 32,719 and 32,260 outstanding at December 31, 2011	3	3
Additional paid-in capital	223,001	221,519
Accumulated deficit	(87,423)	(86,676)
Accumulated other comprehensive income	19	19
Treasury stock, 485 shares at June 30, 2012 and 459 shares at December 31, 2011	(3,106)	(3,046)

Total stockholders’ equity	132,494	131,819

Total liabilities and stockholders’ equity	$302,906	$304,372

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues:
Account presentation services	$2,910	$2,721	$5,804	$5,460
Payment services	29,407	28,074	60,278	57,866
Relationship management services	1,521	1,717	3,060	3,531
Professional services and other	6,585	5,817	12,572	10,750

Total revenues	40,423	38,329	81,714	77,607
Costs and expenses:
Service costs	19,140	19,706	38,262	40,338
Implementation and other costs	1,200	1,245	2,408	2,428

Costs of revenues	20,340	20,951	40,670	42,766

Gross profit	20,083	17,378	41,044	34,841
General and administrative	9,160	9,663	17,813	19,161
Reserve for potential legal liability	—	—	—	7,700
Sales and marketing	4,729	5,302	9,673	10,404
Systems and development	2,774	2,700	5,379	5,346

Total expenses	16,663	17,665	32,865	42,611

Income (loss) from operations	3,420	(287)	8,179	(7,770)
Other income (expense):
Interest income	25	25	49	57
Interest (expense) income	(431)	185	(798)	(70)
Other (expense) income	(25)	—	(27)	—

Total other income (expense)	(431)	210	(776)	(13)

Income (loss) before income tax provision (benefit)	2,989	(77)	7,403	(7,783)
Income tax provision (benefit)	1,270	(201)	3,069	(3,155)

Net income (loss)	1,719	124	4,334	(4,628)
Preferred stock accretion	2,551	2,463	5,081	4,888

Net loss available to common stockholders	$(832)	$(2,339)	$(747)	$(9,516)

Net loss available to common stockholders per share:
Basic	$(0.03)	$(0.07)	$(0.02)	$(0.30)
Diluted	$(0.03)	$(0.07)	$(0.02)	$(0.30)
Shares used in calculation of net loss available to common stockholders per share:
Basic	32,481	31,820	32,405	31,705
Diluted	32,481	31,820	32,405	31,705

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net income (loss)	$1,719	$124	$4,334	$(4,628)
Foreign currency translation adjustments	(15)	—	(1)	—

Comprehensive income (loss)	1,704	124	4,333	(4,628)
Preferred stock accretion	2,551	2,463	5,081	4,888

Comprehensive loss attributable to common stockholders	$(847)	$(2,339)	$(748)	$(9,516)

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Operating activities
Net income (loss)	$4,334	$(4,628)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax benefit	2,764	(3,223)
Depreciation and amortization	6,911	8,455
Equity compensation expense	1,424	1,200
Amortization of debt issuance costs	313	106
Loss on disposal of assets	326	—
Provision for losses on accounts receivable	110	56
Change in fair value of theoretical swap derivative	(209)	(518)
Reserve for potential legal liability	—	7,700
Changes in certain other assets and liabilities	(4,916)	(589)

Net cash provided by operating activities	11,057	8,559

Investing activities
Purchases of property and equipment	(3,121)	(3,855)

Net cash used in investing activities	(3,121)	(3,855)

Financing activities
Net proceeds from issuance of common stock	(26)	502
Repayment of 2007 Notes	(5,000)	(10,000)

Net cash used in financing activities	(5,026)	(9,498)

Net increase (decrease) in cash and cash equivalents	2,910	(4,794)
Impact of foreign currency	(1)	—
Cash and cash equivalents at beginning of year	31,290	29,127

Cash and cash equivalents at end of period	$34,200	$24,333

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

As used in the discussion below, the words “we”, “us”, “our”, the “Company” or “Online Resources” refer to Online Resources Corporation (and its subsidiaries), except where the context otherwise requires.

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

2. SENIOR SECURED NOTES

On September 29, 2011, the Company amended and extended its senior secured credit facilities through February 21, 2013. The Company has an agreement with Bank of America which finances its senior secured notes (“2007 Notes”). The agreement also provides a $12 million revolver (“Revolver”) under which the Company can secure up to $10 million in letters of credit. Available credit under the Revolver has been reduced by approximately $10 million as a result of letters of credit the bank has issued. The Company made principal payments of $5.0 million and $10.0 million on the 2007 Notes in the six months ended June 30, 2012 and June 30, 2011, respectively, reducing the outstanding principal to $15.3 million as of June 30, 2012. The Company will make periodic principal payments until the 2007 Notes are due in 2013 as noted in the table below. Refinancing fees of approximately $0.9 million have been deferred and will be expensed over the remaining term of the credit facility.

The interest rate on both the Revolver and the 2007 Notes is the one month London Interbank Offer Rate (“LIBOR”) plus 275 to 325 basis points based upon the Company’s Consolidated Leverage Ratio (defined in the 2007 Notes), and is payable monthly. At June 30, 2012, the margin was 275 basis points. The average interest rate for the six months ended June 30, 2012 was 3.18%. The 2007 Notes and the Revolver are secured by the assets of the Company.

Maturities of long-term debt for each of the next 8 months are as follows (in thousands):

Year	Maturing Amounts
2012 (July 1, 2012 - December 31, 2012)	$7,750
2013	$7,500

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

The following table presents the fair value of the theoretical swap derivative instrument included within the condensed consolidated balance sheet at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011	Balance Sheet Location
Asset Derivatives:

Theoretical swap (1)	$6,759	$6,550	Other assets

(1)	See Note 10, Fair Value Measurements, for a description of how the derivatives shown above are valued.

The following table presents the amounts affecting the condensed consolidated statement of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Theoretical Swap (1)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivative Not Designated as Hedging Instrument:	2012	2011	2012	2011
Amount of gain recognized in income on derivative, pre tax	$38	$466	$209	$518

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

Shares of the Series A-1 Preferred Stock currently are convertible into common shares at a rate of $16.22825 per share, or 4,621,570 shares in the aggregate. Although the Series A-1 Preferred Stock shares have anti-dilution protection, in no event can the number of shares of common stock issued upon conversion of the Series A-1 Preferred Stock exceed 5,102,986 common shares without stockholder approval. The anti-dilution protection of the Series A-1 Preferred Stock is based on the weighted average price of shares issued below the conversion price, provided that (a) shares issued in connection with compensatory equity grants, (b) shares issued above $12.9826 and (c) other issuances as set forth in the certificate of designations of the Series A-1 Preferred Stock are excluded from the anti-dilution protections of the Series A-1 Preferred Stock.

The Series A-1 Preferred Stock has a redemption value of 115% of the face value of the stock, on or after seven years from the date of issuance, or July 3, 2013. The Company accounts for the securities by accreting to its expected redemption value over the period from the date of issuance to the first expected redemption date. The Company recognized $0.4 million for each of the three months ended June 30, 2012 and 2011, and $0.8 million for each of the six months ended June 30, 2012 and 2011 to adjust for the redemption value at maturity.

The Series A-1 Preferred Stock has a feature that grants holders the right to receive interest-like returns on accrued, but unpaid, dividends that accumulate at 8% per annum. This 8% per annum increase is convertible into shares of common stock, subject to the conversion limit noted above; however the Company has the right to pay the 8% per annum increase in cash in lieu of conversion into common stock. For each of the three months ended June 30, 2012 and 2011, $1.5 million and for each of the six months ended June 30, 2012 and 2011, $3.0 million of preferred stock accretion was recognized in the consolidated statements of operations, for the 8% per annum cumulative dividends. The right of the holder to receive the accrued, but unpaid dividends is based on a variable interest rate, and as such the difference between the fixed and variable rate of returns is a theoretical swap derivative. The Company bifurcates this theoretical swap and accounts for it as a stand alone derivative. For the three months ended June 30, 2012 and 2011, $0.4 million and $0.9 million and $0.7 for the six months ended June 30, 2012 and 2011, respectively, of preferred stock accretion expense was recognized for the fixed return on the accrued, unpaid dividends on the preferred stock in the condensed consolidated statements of operations.

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

Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is accreted, over a seven year period or through July 2013, back to the redemption value of the Series A-1 Preferred Stock and generated an additional $0.2 million of preferred stock accretion, in the consolidated statements of operations, for each of the three months ended June 30, 2012 and 2011 and $0.4 million for each of the six months ended June 30, 2012 and 2011.

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

Upon the holder’s election to exercise its right of redemption with respect to all or part of the shares, our Board of Directors will assess whether or not the Company has sufficient funds legally available to redeem all or part of the shares subject to the election. While it cannot now be predicted what the conclusion of that assessment will be, it could range from a determination that the Company has sufficient funds legally available to redeem all of the shares called for redemption or only a portion thereof. If the Company does not have funds legally available to redeem all of the shares called for redemption, it would redeem only that portion of the shares with respect to which funds are legally available without having to obtain the consent of the holder of the Series A-1 Preferred Stock to such partial redemption. In the event that on the redemption date, the Company does not redeem all of the shares of Series A-1 Preferred Stock called for redemption, the Company’s obligation to redeem the unredeemed portion of the Series A-1 Preferred Stock elected to be redeemed would remain outstanding; however, under Delaware law, the Company believes, based on an opinion from its Delaware legal counsel, that the holder should not have a claim against the Company as a creditor. The Company’s Board would reassess the Company’s ability to redeem all or part of any remaining shares of Series A-1 Preferred Stock called for redemption on a periodic basis. If, as a result of such periodic assessments, the Board determines the Company has funds legally available, the Company would redeem as many of the shares as the Company has funds legally available for such redemption until all shares called for redemption have been redeemed.

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

Delaware case law has stated that “funds legally available” means not only that the corporation may legally deploy the funds without violating Section 160 of the Delaware General Corporation Law, but that “there are funds, in the sense of a readily available source of cash.” Therefore, funds “must be both ‘available’ (in the sense of on hand or readily accessible, through sales or borrowing)” and able to be “deployed ‘legally’ without violating statutory or common law restrictions.” In addition, a corporation is restricted from redeeming its shares when the corporation is insolvent or would be rendered insolvent by the redemption. Delaware courts have long held that a corporation cannot purchase its own shares of stock when the purchase diminishes the ability of the corporation to pay its debts, or lessens the security of its creditors. As a result, if the Company’s Board determines in good faith that the Company does not have the funds accessible and legally available to redeem all of the shares of Series A-1 Preferred called for redemption, that it would render the Company insolvent or diminish its ability to pay its debts or that it would create substantial doubt about its ability to continue as a going concern, should the question be presented to a Delaware court, the Company believes, based on an opinion from its Delaware legal counsel, that the court should find that the Company would be required to redeem shares of Series A-1 Preferred Stock only to the extent the Board determines the Company has funds accessible and legally available for such redemption. In that case, the Company should be required to redeem shares of Series A-1 Preferred Stock only to the extent the Board determines that the Company has “funds legally available” for the redemption.

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

•	sought financial proposals from possible financing sources;

•	consulted with legal counsel to gain a detailed understanding of the Company’s applicable legal obligations and options; and

•

begun discussions with the holder of our Series A-1 Preferred Stock and other third parties as to possible alternative approaches to the Series A-1 Preferred Stock holder’s delivery of a redemption notice to the Company in July 2013.

No assurance can be given that a favorable outcome will be achieved as a result of this process. The Company plans to continue its discussions with the holder of the Series A-1 Preferred Stock, but cannot predict whether or not an agreement can be reached. The Company also plans to continue receiving financial and legal advice of the type described above as it explores possible alternative courses of action with regard to this matter. In the event no agreement is reached with the holder of the Series A-1 Preferred Stock and the Company receives a Series A-1 Preferred Stock redemption notice on or after July 3, 2013, based on the business and legal considerations noted above and the circumstances of the Company at that time, the Company will make a good faith assessment of what funds are legally available to pay the Series A-1 Preferred Stock redemption price with respect to the shares called for redemption. While it cannot now be predicted what the conclusion of that assessment will be, it could range from a determination to pay all of the redemption price or only a portion thereof. In the event that on the redemption date, the Company does not redeem all of the shares of Series A-1 Preferred Stock called for redemption, thereafter, the Company’s obligation to redeem the portion of the Series A-1 Preferred Stock elected to be redeemed would remain outstanding until redeemed. The Company’s Board would reassess the Company’s ability to redeem all or part of any remaining shares of Series A-1 Preferred Stock called for redemption on a periodic basis and would redeem as many of the shares as the Company has funds legally available for such redemption until all shares called for redemption have been redeemed.

5. REPORTABLE SEGMENTS

The Company manages its business through two reportable segments: Banking and Electronic Bill Presentment and Payment (EBPP) (formerly named eCommerce). The Banking segment’s market consists primarily of banks, credit unions and other depository financial institutions in the United States. The segment’s fully integrated suite of account presentation, bill payment, relationship management and professional services are delivered through the Internet. The EBPP segment’s market consists of billers, card issuers, processors, and other creditors such as payment acquirers and very large online billers. The segment’s account presentation, payment, relationship management and professional services are distributed to these clients through the Internet.

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

The results of operations from these reportable segments were as follows for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Banking	EBPP	Corporate(1)	Total
Three months ended June 30, 2012:
Revenues	$18,745	$21,678	$—	$40,423
Costs of revenues	11,103	9,237	—	20,340

Gross profit	7,642	12,441	—	20,083
Operating expenses	5,716	5,351	5,596	16,663

Income (loss) from operations	$1,926	$7,090	$(5,596)	$3,420

Three months ended June 30, 2011:
Revenues	$20,856	$17,473	$—	$38,329
Costs of revenues	11,385	9,566	—	20,951

Gross profit	9,471	7,907	—	17,378
Operating expenses	7,026	5,825	4,814	17,665

Income (loss) from operations	$2,445	$2,082	$(4,814)	$(287)

Six months ended June 30, 2012:
Revenues	$38,547	$43,167	$—	$81,714
Costs of revenues	22,353	18,317	—	40,670

Gross profit	16,194	24,850	—	41,044
Operating expenses	10,981	10,592	11,292	32,865

Income (loss) from operations	$5,213	$14,258	$(11,292)	$8,179

Six months ended June 30, 2011:
Revenues	$41,876	$35,731	$—	$77,607
Costs of revenues	22,921	19,845	—	42,766

Gross profit	18,955	15,886	—	34,841
Operating expenses	13,799	11,367	17,445	42,611

Income (loss) from operations	$5,156	$4,519	$(17,445)	$(7,770)

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

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

The Company did not experience any impairment of goodwill or other intangible assets for the three or six months ended June 30, 2012 or 2011. If market conditions weaken, the Company’s revenue and cost forecasts may not be achieved and the Company may incur charges for goodwill impairment, which could be significant and could have a material negative effect on our results of operations. The Company’s common stock price ranged from $2.10 to $3.10 during the three months ended June 30, 2012. Were the stock price to decline below this range, it may require the Company to evaluate whether or not the decline in stock price indicated an impairment requiring reevaluation of the goodwill. The Company will continue to monitor its financial performance, stock price, and other factors in order to determine if there are any indicators of impairment.

7. STOCK BASED COMPENSATION

At June 30, 2012, the Company had three stock-based employee compensation plans. The compensation expense for stock-based compensation was $0.8 million and $0.6 million for the three months and $1.4 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively. A portion of the stock based compensation cost has been capitalized as part of software development costs and deferred costs. For each of the three and six months ended June 30, 2012 and 2011, less than $0.1 million was capitalized as part of software development costs and deferred costs.

At the 2012 Annual Meeting of Stockholders the stockholders voted to amend the Amended and Restated 2005 Restricted Stock and Option Plan (the “2005 Plan”) to increase the maximum number of authorized shares reserved under and subject to the 2005 Plan to 6,050,000 total shares and to clarify that shares withheld to pay taxes are included as issued for purposes of this numerical share limitation under the 2005 Plan.

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Dividend yield	—	—	—	—
Expected volatility	66%	66%	66%	66%
Risk-free interest rate	1.25%	2.63%	1.25%	2.63%
Expected life in years	6.4	6.4	6.4	6.4

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

A summary of stock option activity as of June 30, 2012, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2012	1,752	$5.78
Granted	26	$2.53
Exercised	—	$—
Forfeited or expired	(662)	$4.59

Outstanding at June 30, 2012	1,116	$6.41	3.32	$—

Vested or expected to vest at June 30, 2012	1,099	$6.45	3.28	$—
Exercisable at June 30, 2012	937	$6.82	2.94	$—

At June 30, 2012, approximately 804,000 shares of stock options were outstanding under the 1999 Stock Option Plan (the “1999 Plan”) and 2005 Plan. Additionally, approximately 312,000 stock options were outstanding outside the 1999 and 2005 Plans as of June 30, 2012.

The weighted-average grant-date fair value of options granted was $1.54 and $2.40 per share during the three months ended June 30, 2012 and 2011, respectively and $1.54 and $2.40 per share during the six months ended June 30, 2012 and 2011, respectively. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the grant price. The intrinsic value of options exercised in the three months ended June 30, 2012 and 2011 was $0.0 million and $0.0 million, respectively and $0.0 million and $0.4 million, respectively, for the six months ended June 30, 2012 and 2011.

As of June 30, 2012, there was $0.5 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. This cost is expected to be recognized over a weighted average period of 2.1 years.

Cash received from option exercises under all share-based payment arrangements for the three months ended June 30, 2012 and 2011 was $0.0 million and $0.1 million, respectively, and $0.0 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively, net of shares repurchased to cover the cost of certain exercises and taxes. The tax benefits related to the deductions from option exercises of the share-based payment arrangements will be recognized when those deductions, currently being carried forward as net operating losses, reduce taxes payable.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock units as of the six months ended June 30, 2012, and changes for the period then ended, is presented below (in thousands, except grant-date fair value data):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2012	1,319	$3.54
Granted	79	$2.53
Vested	(317)	$3.58
Forfeited	(79)	$4.28

Non-vested at June 30, 2012	1,002	$3.39

At June 30, 2012, there were approximately 760,000 shares of non-vested restricted stock units under the 1999 or 2005 Plans. Additionally, approximately 241,000 restricted stock units were outstanding outside the Company’s plans as of June 30, 2012.

The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of June 30, 2012, there was $1.8 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of 1.3 years.

8. INCOME TAXES

The Company recorded income tax expense based on the estimated effective tax rate for the full year, adjusted for non-forecastable items recorded during the first half of 2012.

The Company’s effective tax rate was 42.5% and 261.0% for the three months ended June 30, 2012 and 2011, respectively and 41.5% and 40.3% for the six months ended June 30, 2012 and 2011, respectively. The year over year change in the effective tax rate relates to permanent differences, state taxes, and a stock based compensation adjustment of approximately $0.1 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.

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

9. NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted net loss available to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$1,719	$124	$4,334	$(4,628)
Preferred stock accretion	2,551	2,463	5,081	4,888

Net loss available to common shareholders	$(832)	$(2,339)	$(747)	$(9,516)

Weighted average shares outstanding used in calculation of net loss available to common stockholders per share:
Basic	32,481	31,820	32,405	31,705
Dilutive stock options	—	—	—	—

Diluted	32,481	31,820	32,405	31,705

Net loss available to common stockholders per share:
Basic	$(0.03)	$(0.07)	$(0.02)	$(0.30)
Diluted	$(0.03)	$(0.07)	$(0.02)	$(0.30)

Approximately 6,661,059 and 7,491,617 shares of common stock equivalents for the three months ended June 30, 2012 and 2011, respectively, and approximately 6,649,920 and 7,212,704 shares of common stock equivalents for the six months ended June 30, 2012 and 2011, respectively were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

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

The tables below show how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at June 30, 2012
	Quoted
	Prices in
	Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$4,201	$—	$—	$4,201
Theoretical swap derivative(1)	—	—	6,759	6,759

	$4,201	$—	$6,759	$10,960

	Fair Value Measurements at December 31, 2011
	Quoted
	Prices in
	Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$7,195	$—	$—	$7,195
Theoretical swap derivative(1)	—	—	6,550	6,550

	$7,195	$—	$6,550	$13,475

(1)	Represents the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock issued in conjunction with the Princeton eCom acquisition on July 3, 2006. Management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.

The following tables are summaries of the Company’s financial assets that use Level 3 inputs to measure fair value (in thousands):

Theoretical
Swap Derivative
Balance as of January 1, 2012	$6,550
Realized and unrealized gain(1)	209

Balance as of June 30, 2012	$6,759

Theoretical
Swap Derivative
Balance as of January 1, 2011	$6,004
Realized and unrealized gain(1)	518

Balance as of June 30, 2011	$6,522

(1)	The realized and unrealized gains are included as interest expense in the condensed consolidated statements of operations for the six months ended June 30, 2012 and June 30, 2011.

11. OPERATIONS BY GEOGRAPHIC AREA

The following table presents certain enterprise-wide information about the Company’s operations by geographic area (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
United States	$40,423	$38,329	$81,714	$77,607
India	—	—	—	—

	$40,423	$38,329	$81,714	$77,607

	As of
	June 30,
	2012	2011
Long-lived assets
United States	$18,826	$23,181
India	252	—

	$19,078	$23,181

12. COMMITMENTS & CONTINGENCIES

As previously disclosed by the Company, in the civil action lawsuit styled Lawlor v. Online Resources Corp., Case No. 2010- 5601, Fairfax County Circuit Court (Nov. 8, 2011), appeal granted, No. 120208 (Va. June 6, 2012), Matthew P. Lawlor, the Company’s former chairman and chief executive officer, in April 2011 obtained a jury verdict on several of the claims contained in his employment-related lawsuit against the Company. Mr. Lawlor was awarded $5,265,619 in damages plus pre-judgment interest and attorneys’ fees. As a result of this verdict against the Company, the Company recorded an aggregate reserve of $8.0 million. After post-trial motions and proceedings, on November 8, 2011 the court issued a judgment awarding Mr. Lawlor $5,265,619 in damages plus pre-judgment interest and $2,131,035 in attorneys’ fees plus applicable interest. The Company filed a petition for appeal with the Supreme Court of Virginia on February 3, 2012, asking the Court to reverse the judgment against the Company on the counts on which the Company lost at trial, in whole or in part. On June 6, 2012, the Supreme Court of Virginia granted the Company’s petition and will hear the Company’s appeal. The Company has proceeded to brief its arguments for appeal. While the Company will continue to vigorously pursue its appeal of the judgment against the Company, and believes that it has meritorious grounds for appeal, there can be no assurance that it will prevail. If the Company is unable to have the judgment in favor of Mr. Lawlor reversed on appeal (in whole or in part), the judgment may become payable at a time when we have insufficient working capital or available funds. In that event, the Company may be required to seek additional funds that may not be available on commercially reasonable terms or at all. Further, even if we do have sufficient funds to pay the amount, if any, required to be paid as a result of the judgment, the use of the funds to pay the judgment will reduce the amount of funds available for our ongoing business operations. Under such circumstances, our financial condition could be materially and adversely affected.

The Company also is the defendant in a civil action lawsuit styled Kent D. Stuckey v. Online Resources Corporation, Case No. 2:08-CV-1188, which is pending in U.S. District Court for the Southern District of Ohio, Eastern Division. This lawsuit was filed on December 19, 2008 by Mr. Stuckey, the former Chief Executive Officer and Chairman of Internet Transaction Solutions, Inc. (“ITS”), alleging certain claims in connection with the Company’s acquisition of ITS in August 2007. The plaintiff brought this suit in a representative capacity on behalf of all former ITS stockholders, alleging among other things that (i) the Company breached its agreement to register, under the Securities Act of 1933, as amended, the Company shares that were issued to the former ITS shareholders, as partial consideration for the Company’s acquisition of ITS, (ii) the Company committed fraud in connection with the acquisition of ITS and its failure to register the Company shares issued in the acquisition, (iii) the Company failed to timely process stock transfer requests, and (iv) the Company breached certain price protection provisions in the acquisition agreement. In the complaint filed by the plaintiff, plaintiff seeks damages in excess of $15.0 million, relief for the full purchase price of the Company shares issued in the acquisition (alleged to be approximately $24.7 million), the release to the former stockholders of ITS of approximately $700,000 currently held in escrow, punitive and exemplary damages, pre-and post-judgment interest, and reimbursement for costs incurred in the litigation. The Company has vigorously disputed the claims and calculation of damages asserted by the plaintiff in the case. The trial was held from May 21, 2012 through May 31, 2012 and has been followed by the parties’ post-trial motions and briefs. The court has not yet rendered a verdict in the case. While the Company has continued to vigorously dispute the plaintiff’s claims and believes that it has meritorious defenses to these claims, there can be no assurance that the Company will prevail. Based on the information currently available, the Company believes it is not probable that the Company will incur a material loss with respect to the plaintiff’s claims in this litigation, and therefore the Company has not taken a loss reserve in connection with this matter.

As previously stated, the Company has determined at this time not to record a loss provision for the above-described Stuckey case. It is reasonably possible, however, that a subsequent verdict in this case could cause the Company to reconsider its determination and to record a loss provision with respect to this litigation.

On June 30, 2011 the Company filed a civil complaint for declaratory judgement against Autoscribe corporation and Pollin Patent Licensing, LLC in federal district court, in the case styled, Online Resources Corp. v. Autoscribe Corp. and Pollin Patent Licensing, LLC, U.S. Dist. Court for the District of MD, Southern/Greenbelt Div., Case No 8:11-cv-01801-JFM. The Company’s complaint sought declarations of non-infringement and invalidity with respect to two U.S. patents asserted by the defendants. The parties resolved this matter on a confidential basis and on May 23, 2012 the case was dismissed by the court.

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

•	the significant amount of debt which we will have to repay;

•	the adverse effect to the market price of our common stock from future offerings of debt and preferred stock which would be senior to our common stock upon liquidation;

•	the acceleration of repayment of borrowed funds if a default under the terms of our credit agreement arises;

•	the inability to obtain additional financing or renegotiate our existing debt facility and preferred security;

•	the inability to gain a reversal of the jury verdict obtained against us by our former chairman and chief executive officer;

•	failure to comply with applicable standards under the Payment Card Industry (PCI) Data Security Standard, or PCIDSS, may subject us to substantial fines and penalties and contractual liability;

•	the creation of the Consumer Financial Protection Bureau may have a material adverse effect on our business, financial condition or results of operations; and

•

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

Registered end-users using account presentation, bill payment or both, and the payment transactions executed by those end-users are the major drivers of our revenues. Since June 30, 2011, the number of users of our account presentation services increased 12%, and the number of users of our payment services increased 5%, for an overall 6% increase in users.

We are headquartered in Chantilly, Virginia. We also maintain operations facilities in Princeton, New Jersey, Parsippany, New Jersey, Woodland Hills, California, Columbus, Ohio, Pleasanton, California, Atlanta, Georgia, Bangalore, India and an additional data center facility in Newark, New Jersey. We were incorporated in Delaware in 1989.

Registered end-users using account presentation, bill payment or both, and the payment transactions executed by those end-users are the major drivers of our revenues. At June 30, 2012, in comparison to March 31, 2012, the number of users of our account presentation services increased 10% and the number of users of our payment services remained constant, for an overall 2% increase in users.

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

As a network-based service and software provider, we have made substantial up-front investments in infrastructure, particularly for our proprietary systems. We invested approximately $1.6 million and $2.1 million for the three months ended June 30, 2012 and June 30, 2011, respectively. These investments were made to create new products, enhance the functionality of existing products and improve our infrastructure. Product enhancements allow us to remain competitive, retain existing clients and attract new clients. New products allow us to increase revenue and attract new clients. Infrastructure investments allow us to leverage ongoing advances in technology to improve our operating efficiency and capture cost savings.

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

Results of Operations The following table presents the summarized results of operations for our two reportable segments, Banking and EBPP (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenues:
Banking	$18,745	46%	$20,856	54%	$38,547	47%	$41,876	54%
EBPP	21,678	54%	17,473	46%	43,167	53%	35,731	46%

Total	$40,423	100%	$38,329	100%	$81,714	100%	$77,607	100%

	Dollars	Margin	Dollars	Dollars	Margin	Margin	Dollars	Margin
Gross profit:
Banking	$7,642	41%	$9,471	45%	$16,194	42%	$18,955	45%
EBPP	12,441	57%	7,907	45%	24,850	58%	15,886	44%

Total	$20,083	50%	$17,378	45%	$41,044	50%	$34,841	45%

Operating expenses:
Banking	$5,716	34%	$7,026	40%	$10,981	33%	$13,799	32%
EBPP	5,351	32%	5,825	33%	10,592	32%	11,367	27%
Corporate(1)	5,596	34%	4,814	27%	11,292	35%	17,445	41%

Total	$16,663	100%	$17,665	100%	$32,865	100%	$42,611	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
Income from operations:
Banking	$1,926	10%	$2,445	12%	$5,213	14%	$5,156	12%
EBPP	7,090	33%	2,082	12%	14,258	33%	4,519	13%
Corporate(1)	(5,596)		(4,814)		(11,292)		(17,445)

Total	$3,420	8%	$(287)	(1%)	$8,179	10%	$(7,770)	(10%

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

Revenues

We generate revenues from account presentation, payment, relationship management and professional services and other revenues.

	Three Months Ended
	June 30,		Change
	2012(1)	2011(1)	Difference(1)%
Revenues:
Account presentation services	$2,910	$2,721	$189	7%
Payment services	29,407	28,074	1,333	5%

Relationship management services	1,521	1,717	(196)	(11)%
Professional services and other	6,585	5,817	768	13%

Total revenues	$40,423	$38,329	$2,094	5%

Payment metrics:
Banking payment transactions	36,763	37,370	(607)	(2)%
Biller payment transactions	24,815	21,163	3,652	17%

(1)	In thousands

Account Presentation Services. Both the Banking and EBPP segments contribute to account presentation services revenues, which increased 7%, or $0.2 million, to $2.9 million. The increase is primarily due to $0.1 million increase in user fees, $0.2 million increase in license and hosting fees partially offset by $0.1 million decrease in card usage fees.

Payment Services. Both the Banking and EBPP segments contribute to payment services revenues, which increased 5% or $1.3 million, to $29.4 million. The increase is primarily due to $2.6 million increase in transaction fees offset by $1.2 million decrease in user and license fees and $0.1 million decrease in account maintenance fees.

Relationship Management Services. Composed of revenues from the Banking segment, relationship management services revenues decreased 11%, or $0.2 million, to $1.5 million. The decrease is primarily due to $0.1 million decrease in user fees and $0.1 million decrease in new user set up fees and marketing program revenues.

Professional Services and Other. Both the Banking and EBPP segments contribute to professional services and other revenues, which increased $0.8 million, or 13%. The increase is primarily due to $1.4 million increase in professional service fees, $0.1 million increase in telecom charge back revenues and $0.2 million increase in user and license fees for ancillary services offset by $0.6 million decrease in cancellation fees and $0.3 million decrease in implementation fees.

Costs and Expenses

	Three Months Ended June 30,		Change
	2012(1)	2011(1)	Difference(1)%
Revenues	$40,423	$38,329	$2,094	5%
Costs of revenues	20,340	20,951	(611)	(3)%

Gross profit	20,083	17,378	2,705	16%
Gross margin	50%	45%
Operating expenses
General and administrative	9,160	9,663	(503)	(5)%
Sales and marketing	4,729	5,302	(573)	(11)%
Systems and development	2,774	2,700	74	3%

Total operating expenses	16,663	17,665	(1,002)	(6)%

Income (loss) from operations	3,420	(287)	3,707	1,292%
Other income (expense)
Interest income	25	25	—	—%
Interest and other (expense) income	(456)	185	641	346%

Total other income (expense)	(431)	210	(641)	(305)%

Income (loss) before tax provision (benefit)	2,989	(77)	3,066	3,982%
Income tax provision (benefit)	1270	(201)	1,471	732%

Net income	1,719	124	1,595	1,286%
Preferred stock accretion	2,551	2,463	88	4%

Net loss available to common stockholders	$(832)	$(2,339)	$1,507	64%

Net loss available to common stockholders per share:
Basic	$(0.03)	$(0.07)	$0.04	57%
Diluted	$(0.03)	$(0.07)	$0.04	57%
Shares used in calculation of net loss available to common stockholders per share:
Basic	32,481	31,820	661	2%
Diluted	32,481	31,820	661	2%

(1)	In thousands except for per share amounts.

Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues decreased $0.6 million, or 3%, to $20.3 million for the three months ended June 30, 2012 due to decreases in interchange fees of $0.8 million offset by an increase in customer incentives of $0.1 million.

Gross Profit. Gross profit increased $2.7 million for the three months ended June 30, 2012 and gross margin as a percentage of revenues increased from 45% in the prior year quarter to 50% in the current quarter.

General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses decreased $0.5 million, or 5%, to $9.2 million for the three months ended June 30, 2012 due to $1.3 million decrease in employee compensation and bonus expense and an increase in consultant and legal fees of $0.8 million.

Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses decreased $0.6 million, or 11%, to $4.7 million for the three months ended June 30, 2012. The primary reason for the decrease is decreased employee compensation and bonus expense of $0.3 million and decreased amortization of client lists of $0.2 million.

Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the development of new services and products and new technology to enhance existing products. Systems and development expenses increased by $0.1 million, or 3%, to $2.8 million for the three months ended June 30, 2012 primarily due to decreased capitalized costs of $0.6 million offset by decreased consulting costs of $0.3 million and decreased employee compensation and bonus expense of $0.2 million.

Income (Loss) from Operations. Income from operations increased $3.7 million, or 1,292%, to $3.4 million income for the three months ended June 30, 2012. The increase is due to increased gross profit and decreased operating expenses.

Interest Income. Interest income remained constant for the three months ended June 30, 2012 compared to the same period in the prior year.

Interest and Other Expense (Income). Interest and other expense increased $0.6 million or 346%, to $0.5 million for the three months ended June 30, 2012. The increase is due to a $0.4 million decrease in change in value of theoretical swap derivative, a $0.1 million increase in other interest expense and a $0.1 million increase in debt amortization costs.

Income Tax (Benefit) Provision. We recognized tax expense for the three months ended June 30, 2012, as a result of $3.0 million of income before income taxes generated during the second quarter of 2012. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent differences, state taxes, and a stock based compensation adjustment of approximately $0.1 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.

Preferred Stock Accretion. The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased 4% due to compounding of dividends.

Net Loss Available to Common Stockholders. Net loss available to common stockholders decreased $1.5 million to a net loss of $0.8 million for the three months ended June 30, 2012, compared to net loss of $2.3 million for the three months ended June 30, 2011. Basic and diluted net loss available to common stockholders per share was $0.03 for the three months ended June 30, 2012, compared to a net loss available to common stockholders of $0.07 for the three months ended June 30, 2011. Basic and diluted shares outstanding increased by 2% primarily as a result of shares issued in connection with the exercise of stock options, issuance of restricted stock units and our employees’ participation in the employee stock purchase plan.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

Revenues

Revenues increased $4.1 million, or 5%, to $81.7 million for the six months ended June 30, 2012.

	Six Months Ended June 30,		Change
	2012(1)	2011(1)	Difference(1)%
Revenues:
Account presentation services	$5,804	$5,460	$344	6%
Payment services	60,278	57,866	2,412	4%

Relationship management services	3,060	3,531	(471)	(13)%
Professional services and other	12,572	10,750	1,822	17%

Total revenues	$81,714	$77,607	$4,107	5%

Payment metrics:
Banking transactions	74,295	75,353	(1,058)	(1)%
Biller payment transactions	49,522	43,231	6,291	15%

Notes:

(1)	In thousands

Account Presentation Services. Both the Banking and EBPP segments contribute to account presentation services revenues, which increased 6%, or $0.3 million, to $5.8 million. This is primarily due to approximately $0.4 million increase in user fees and license fees offset by a decrease of $0.1 million in card usage fees.

Payment Services. Both the Banking and EBPP segments contribute to payment services revenues, which increased 4%, or $2.4 million, to $60.2 million. This is primarily due to approximately $5.1 million increase in transaction fees, $0.1 million increase in license fees offset by a decrease of $2.6 million in user fees and a $0.2 decrease in account maintenance fees.

Relationship Management Services. Primarily composed of revenues from the Banking segment, relationship management services revenues decreased 13%, or $0.5 million to $3.0 million due to a $0.3 million decrease in user fees, a $0.1 million decrease in new user set up fees and a $0.1 million decrease in revenues from marketing programs and other.

Professional Services and Other. Both the Banking and EBPP segments contribute to professional services and other revenues, which increased $1.8 million, or 17%. The increase is due to a $2.1 million increase in professional service fees, a $0.3 million increase in telecom and training charges and a $0.3 million increase in user and license fees offset by $0.3 decrease in implementation fees and a $0.6 million decrease in cancellation fees.

Costs and Expenses

	Six Months Ended June 30,		Change
	2012(1)	2011(1)	Difference(1)%
Revenues	$81,714	$77,607	$4,107	5%
Costs of revenues	40,670	42,766	(2,096)	(5)%

Gross profit	41,044	34,841	6,023	18%
Gross margin	50%	45%
Operating expenses
General and administrative	17,813	19,161	(1,348)	(7)%
Reserve for potential legal liability	—	7,700	(7,700)	(100)%
Sales and marketing	9,673	10,404	(731)	(7)%
Systems and development	5,379	5,346	33	1%

Total operating expenses	32,865	42,611	(9,746)	(23)%

Income (loss) from operations	8,179	(7,770)	15,949	205%
Other income (expense)
Interest income	49	57	(8)	(14)%
Interest and other (expense) income	(825)	(70)	755	1079%

Total other income (expense)	(776)	(13)	763	5869%

Income (loss) before tax provision (benefit)	7,403	(7,783)	15,186	195%
Income tax provision (benefit)	3,069	(3,155)	6,224	197%

Net income (loss)	4,334	(4,628)	8,962	194%
Preferred stock accretion	5,081	4,888	193	4%

Net loss available to common stockholders	$(747)	$(9,516)	$8,769	92%

Net loss available to common stockholders per share:
Basic	$(0.02)	$(0.30)	$0.28	93%
Diluted	$(0.02)	$(0.30)	$0.28	93%
Shares used in calculation of net loss available to common stockholders per share:
Basic	32,405	31,705	700	2%
Diluted	32,405	31,705	700	2%

Notes:

(1)	In thousands except for per share amounts.

Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues decreased $2.1 million, or 5%, to $40.7 million for the six months ended June 30, 2012 due to decreases in interchange fees of $2.1 million.

Gross Profit. Gross profit increased $6.0 million for the six months ended June 30, 2012 and gross margin as a percentage of revenues increased from 45% in the prior six months ended June 30, 2011 to 50% for the six months ended June 30, 2012.

General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses decreased $1.3 million, or 7%, to $17.8 million for the six months ended June 30, 2012 due to a decrease in legal fees of $1.4 million.

Reserve for potential legal liability. In 2011, the Company accrued $7.7 million to reflect a jury award, statutory interest and estimate of legal fees which may be recoverable by the Company’s former Chairman and Chief Executive Officer, Matthew P. Lawlor, related to a lawsuit he filed against the Company.

Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses decreased $0.7 million, or 7%, to $9.7 million for the six months ended June 30, 2012. The decrease is due to decreased amortization of intangible assets of $0.4 million, decreased employee compensation of approximately $0.2 million and decreased partnership commission of $0.1 million.

Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses remained constant for the six months ended June 30, 2012 compared to the same period in the prior year.

Income (Loss) from Operations. Income (loss) from operations increased $15.9 million for the six months ended June 30, 2012 compared to the same period in the prior year.

Interest Income. Interest income remained constant for the six months ended June 30, 2012 compared to the same period in the prior year.

Interest and Other Expense. Interest and other expense increased by $0.8 million for the six months ended June 30, 2012 due to a $0.3 million decrease in change in value of theoretical swap derivative, a $0.2 million increase in other interest expense and a $0.2 million increase in debt amortization costs.

Income Tax Provision (Benefit). We recognized tax expense for the six months ended June 30, 2012, as a result of $7.4 million of income before income taxes generated during the first half of 2012. Our effective tax rate for the period was 41.5%. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent differences, state taxes, and a stock based compensation adjustment of approximately $0.1 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.

Preferred Stock Accretion. The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased 4% due to compounding of dividends.

Net Loss Available to Common Stockholders. Net loss available to common stockholders decreased $8.8 million to net loss of $0.7 million for the six months ended June 30, 2012, compared to net loss of $9.5 million for the six months ended June 30, 2011. Basic and diluted net loss available to common stockholders per share was $0.02 for the six months ended June 30, 2012, compared to a net loss available to common stockholders of $0.30 for the six months ended June 30, 2011. Basic and diluted shares outstanding increased by 2% primarily as a result of shares issued in connection with the exercise of stock options, issuance of restricted stock units and our employees’ participation in the employee stock purchase plan.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $11.1 million for the six months ended June 30, 2012. This represented a $2.5 million increase in cash provided by operating activities compared to the same period in the prior year, which was primarily the result of an increase in net income of $9.0 million, increase in deferred tax benefit of $6.0 million offset by the prior year impact of the reserve for potential legal liability and a decrease in changes in certain other assets and liabilities of $4.3 million.

Net cash used by investing activities for the six months ended June 30, 2012 and 2011 was $3.1 million and $3.9 million, respectively, which was the result of capital expenditures.

Net cash used by financing activities was $5.0 million and $9.5 million for the six months ended June 30, 2012 and 2011, respectively, which was primarily the result of $5.0 million of payments on our 2007 Notes.

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

The Company’s current cash balance and projected cash flows are not sufficient to repay both the $15.3 million in 2007 Notes due in 2013 and the Series A-1 Preferred Stock redemption value of 115% of the face value of the stock plus accrued dividends and escalation accrual putable on or after July 3, 2013 and the reserve for potential legal liability should it become payable. If we are unable to obtain additional financing or renegotiate our existing debt facility and preferred security, there can be no assurance that we will be able to make the necessary payments.

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

Upon the holder’s election to exercise its right of redemption with respect to all or part of the shares, our Board of Directors will assess whether or not the Company has sufficient funds legally available to redeem all or part of the shares subject to the election. While it cannot now be predicted what the conclusion of that assessment will be, it could range from a determination that the Company has sufficient funds legally available to redeem all of the shares called for redemption or only a portion thereof. If the Company does not have funds legally available to redeem all of the shares called for redemption, it would redeem only that portion of the shares with respect to which funds are legally available without having to obtain the consent of the holder of the Series A-1 Preferred Stock to such partial redemption. In the event that on the redemption date, the Company does not redeem all of the shares of Series A-1 Preferred Stock called for redemption, the Company’s obligation to redeem the unredeemed portion of the Series A-1 Preferred Stock elected to be redeemed would remain outstanding; however, under Delaware law, the Company believes, based on an opinion from its Delaware legal counsel, that the holder should not have a claim against the Company as a creditor. The Company’s Board would reassess the Company’s ability to redeem all or part of any remaining shares of Series A-1 Preferred Stock called for redemption on a periodic basis. If, as a result of such periodic assessments, the Board determines the Company has funds legally available, the Company would redeem as many of the shares as the Company has funds legally available for such redemption until all shares called for redemption have been redeemed.

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

Delaware case law has stated that “funds legally available” means not only that the corporation may legally deploy the funds without violating Section 160 of the Delaware General Corporation Law, but that “there are funds, in the sense of a readily available source of cash.” Therefore, funds “must be both ‘available’ (in the sense of on hand or readily accessible, through sales or borrowing)” and able to be “deployed ‘legally’ without violating statutory or common law restrictions.” In addition, a corporation is restricted from redeeming its shares when the corporation is insolvent or would be rendered insolvent by the redemption. Delaware courts have long held that a corporation cannot purchase its own shares of stock when the purchase diminishes the ability of the corporation to pay its debts, or lessens the security of its creditors. As a result, if the Company’s Board determines in good faith that the Company does not have the funds accessible and legally available to redeem all of the shares of Series A-1 Preferred called for redemption, or that it would render the Company insolvent or diminish its ability to pay its debts or that it would create substantial doubt about its ability to continue as a going concern, should the question be presented to a Delaware court, the Company believes, based on an opinion from its Delaware legal counsel, that the court should find that the Company would be required to redeem shares of Series A-1 Preferred Stock only to the extent the Board determines the Company has funds accessible and legally available for such redemption. In that case, the Company should be required to redeem shares of Series A-1 Preferred Stock only to the extent the Board determines that the Company has “funds legally available” for the redemption.

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

•	sought financial proposals from possible financing sources;

•	consulted with legal counsel to gain a detailed understanding of the Company’s applicable legal obligations and options; and

•

begun discussions with the holder of our Series A-1 Preferred Stock and other third parties as to possible alternative approaches to the Series A-1 Preferred Stock holder’s delivery of a redemption notice to the Company in July 2013.

No assurance can be given that a favorable outcome will be achieved as a result of this process. The Company plans to continue its discussions with the holder of the Series A-1 Preferred Stock, but cannot predict whether or not an agreement can be reached. The Company also plans to continue receiving financial and legal advice of the type described above as it explores possible alternative courses of action with regard to this matter. In the event no agreement is reached with the holder of the Series A-1 Preferred Stock and the Company receives a Series A-1 Preferred Stock redemption notice on or after July 3, 2013, based on the business and legal considerations noted above and the circumstances of the Company at that time, the Company will make a good faith assessment of what funds are legally available to pay the Series A-1 Preferred Stock redemption price with respect to the shares called for redemption. While it cannot now be predicted what the conclusion of that assessment will be, it could range from a determination to pay all of the redemption price or only a portion thereof. In the event that on the redemption date, the Company does not redeem all of the shares of Series A-1 Preferred Stock called for redemption, thereafter, the Company’s obligation to redeem the portion of the Series A-1 Preferred Stock elected to be redeemed would remain outstanding until redeemed. The Company’s Board would reassess the Company’s ability to redeem all or part of any remaining shares of Series A-1 Preferred Stock called for redemption on a periodic basis and would redeem as many of the shares as the Company has funds legally available for such redemption until all shares called for redemption have been redeemed.

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

We earn float interest in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. As such, the float interest earned is classified as payment services revenue in our condensed consolidated statements of operations. This float interest revenue is exposed to changes in the general level of U.S. interest rates as it relates to the balances of these clearing accounts. The float interest totaled $0.1 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively. If there was a change in interest rates of 1% as of June 30, 2012, revenues associated with float interest would have increased by approximately $0.4 million for the three months ended June 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, and for internal controls over financial reporting.

(a) As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and interim principal financial officer (“PFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Due to the resignation of our Chief Financial Officer in April, 2012, our CEO currently serves as both principal executive officer and interim principal financial officer pending the hiring of a new Chief Financial Officer. Based on that evaluation, the CEO has concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management including our CEO and PFO as appropriate to allow timely decisions regarding disclosures.

(b) There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2012 (as required by Exchange Act Rules 13a-15(d) and 15d-15(d)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Online Resources also is currently the defendant in a civil action lawsuit styled Kent D. Stuckey v . Online Resources Corporation, Case No. 2:08-CV-1188, which is pending in U.S. District Court for the Southern District of Ohio, Eastern Division. This lawsuit was filed on December 19, 2008 by Mr. Stuckey, the former Chief Executive Officer and Chairman of Internet Transaction Solutions, Inc. (“ITS”), alleging certain claims in connection with the Company’s acquisition of ITS in August 2007. The plaintiff brought this suit in a representative capacity on behalf of all former ITS stockholders, alleging among other things that (i) the Company breached its agreement to register, under the Securities, Act of 1933, as amended, the Company shares that were issued to the former ITS shareholders, as partial consideration for the Company’s acquisition of ITS, (ii) the Company committed fraud in connection with the acquisition of ITS and its failure to register the

Company shares issued in the acquisition, (iii) the Company failed to timely process stock transfer requests, and (iv) the Company breached certain price protection provisions in the acquisition agreement. In the complaint filed by the plaintiff, plaintiff seeks damages in excess of $15.0 million, relief for the full purchase price of the Company shares issued in the acquisition (alleged to be approximately $24.7 million), the release to the former stockholders of ITS of approximately $700,000 currently held in escrow, punitive and exemplary damages, pre-and post-judgment interest, and reimbursement for costs incurred in the litigation. The Company has vigorously disputed the claims and calculation of damages asserted by the plaintiff in the case. The trial was held on May 21, 2012 through May 31, 2012 and has been followed by the parties’ post-trial motions and briefs. The court has not yet rendered a verdict in the case. While the Company will continue to vigorously dispute the plaintiff’s claims in pretrial proceedings and at trial, and believes that it has meritorious defenses to the plaintiff’s claims, there can be no assurance that the Company will prevail. Based on the information currently available, the Company believes it is not probable that the Company will incur a material loss with respect to the plaintiff’s claims in this litigation, and therefore the Company has not taken a loss reserve in connection with this matter.

On June 30, 2011 the Company filed a civil complaint for declaratory judgement against Autoscribe corporation and Pollin Patent Licensing, LLC in federal district court, in the case styled, Online Resources Corp. v. Autoscribe Corp. and Pollin Patent Licensing, LLC, U.S. Dist. Court for the District of MD, Southern/Greenbelt Div., Case No 8:11-cv-01801-JFM. The Company’s complaint sought declarations of non-infringement and invalidity with respect to two U.S. patents asserted by the defendants. The parties resolved this matter on a confidential basis and on May 23, 2012 the case was dismissed by the court.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Form of Restated Certificate of Incorporation of the Company (incorporated by reference from our Amendment No.1 to the registration statement on Form S-1 (Registration No. 333-74777) filed on April 26, 1999).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference from our registration statement on Form S-8 (Registration No. 333-182774) filed on July 20, 2012).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference from our Form 10-Q for the period ended June 30, 2005 filed on August 19, 2005).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference from our Form 10-K for the year ended December 31, 2008 filed on March 3, 2009).

10.1	Resignation and General Release Agreement between the Company and Catherine A. Graham effective April 13, 2012 (incorporated by reference from our Form 10-Q for the period ended March 31, 2012 filed on May 7, 2012).

10.2	Letter Agreement between the Company and Barclays Capital Inc. executed April 19, 2012 (effective January 27, 2012) (incorporated by reference from our Form 10-Q for the period ended March 31, 2012 filed on May 7, 2012).

10.3	Employment letter dated November 9, 2010, by and between the Company and Jeffrey Lynn Kissling (incorporated by reference from our Form 10-Q for the period ended March 31, 2012 filed on May 7, 2012).*

10.4	Employment letter dated May 1, 2011, by and between the Company and Eric M. Labiak (incorporated by reference from our Form 10-Q for the period ended March 31, 2012 filed on May 7, 2012).*

10.5	Employment letter dated April 15, 2011, by and between the Company and Stephen W. Ryan (incorporated by reference from our Form 10-Q for the period ended March 31, 2012 filed on May 7, 2012).*

10.6	First Amendment to the Online Resources Corporation Amended and Restated 2005 Restricted Stock and Option Plan (incorporated by reference from our registration statement on Form S-8 (Registration No. 333-182774) filed on July 20, 2012).

10.7	Second Amendment to the Online Resources Corporation Amended and Restated 2005 Restricted Stock and Option Plan (incorporated by reference from our registration statement on Form S-8 (Registration No. 333-182774) filed on July 20, 2012).

31.1	Rule 13a-14a Certificate of Chief Executive Officer.**

31.2	Rule 13a-14a Certificate of Chief Financial Officer.**

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).**

*	The employee was designated as an executive officer by Online Resources Corporation on April 23, 2012.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE RESOURCES CORPORATION
Date: August 2, 2012
	By:	/s/ Joseph L. Cowan
Joseph L. Cowan
President and Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer)