Form 10-Q
period 2012-09-30
ONLINE RESOURCES CORP
filed 2012-11-08
CIK 888953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

As of October 31, 2012 there were 32,889,083 shares of the issuer’s common stock outstanding.

ONLINE RESOURCES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,455	$31,290
Accounts receivable (net of allowance of $658 and $412, respectively)	19,900	17,596
Deferred tax asset, current portion	2,189	2,189
Deferred implementation costs, current portion	2,474	3,200
Prepaid expenses and other current assets	3,187	2,551

Total current assets	62,205	56,826

Property and equipment, net	18,351	20,987
Deferred tax asset, less current portion	23,590	26,713
Goodwill	181,516	181,516
Intangible assets	6,493	9,288
Deferred implementation costs, less current portion, and other assets	9,193	9,042

Total assets	$301,348	$304,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,417	$1,251
Accrued expenses	15,754	17,566
Notes payable, senior secured debt, current portion	11,250	12,750

Deferred revenues, current portion and other current liabilities	8,053	8,412

Total current liabilities	36,474	39,979

Notes payable, senior secured debt, less current portion	—	7,500
Deferred revenues, less current portion and other long-term liabilities	4,132	4,979

Total liabilities	40,606	52,458

Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 convertible preferred stock, $0.01 par value; 75 shares authorized and issued at September 30, 2012 and December 31, 2011 (redeemable at the election of the holder on or after July 3, 2013 at $129,088)	127,765	120,095
Stockholders’ equity:
Series B junior participating preferred stock, $0.01 par value; 297.5 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 70,000 shares authorized; 33,393 issued and 32,888 outstanding at September 30, 2012 and 32,719 issued and 32,260 outstanding at December 31, 2011	3	3
Additional paid-in capital	223,724	221,519
Accumulated deficit	(87,649)	(86,676)
Accumulated other comprehensive income	51	19
Treasury stock, 505 shares at September 30, 2012 and 459 shares at December 31, 2011	(3,152)	(3,046)

Total stockholders’ equity	132,977	131,819

Total liabilities and stockholders’ equity	$301,348	$304,372

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues:
Account presentation services	$2,744	$2,918	$8,548	$8,378
Payment services	29,384	28,082	89,662	85,948
Relationship management services	1,505	1,664	4,565	5,195
Professional services and other	7,661	5,747	20,234	16,497

Total revenues	41,294	38,411	123,009	116,018
Costs and expenses:
Service costs	20,142	19,920	58,405	60,257
Implementation and other costs	1,549	1,274	3,957	3,703

Costs of revenues	21,691	21,194	62,362	63,960

Gross profit	19,603	17,217	60,647	52,058
General and administrative	8,743	7,966	26,556	27,127
Reserve for potential legal liability	—	—	—	7,700
Sales and marketing	5,001	4,760	14,674	15,165
Systems and development	2,470	2,605	7,849	7,951

Total expenses	16,214	15,331	49,079	57,943

Income (loss) from operations	3,389	1,886	11,568	(5,885)
Other income (expense):
Interest income	29	21	78	77
Interest expense	(463)	(308)	(1,261)	(376)
Other (expense) income	11	(2)	(16)	(2)

Total other income (expense)	(423)	(289)	(1,199)	(301)

Income (loss) before income tax provision (benefit)	2,966	1,597	10,369	(6,186)
Income tax provision (benefit)	602	771	3,671	(2,383)

Net income (loss)	2,364	826	6,698	(3,803)
Preferred stock accretion	2,590	2,501	7,671	7,389

Net loss available to common stockholders	$(226)	$(1,675)	$(973)	$(11,192)

Net loss available to common stockholders per share:
Basic	$(0.01)	$(0.05)	$(0.03)	$(0.35)
Diluted	$(0.01)	$(0.05)	$(0.03)	$(0.35)
Shares used in calculation of net loss available to common stockholders per share:
Basic	32,723	32,032	32,512	31,815
Diluted	32,723	32,032	32,512	31,815

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net income (loss)	$2,364	$826	$6,698	$(3,803)
Foreign currency translation adjustments	33	(35)	32	(35)

Comprehensive income (loss)	2,397	791	6,730	(3,838)
Preferred stock accretion	2,590	2,501	7,671	7,389

Comprehensive loss attributable to common stockholders	$(193)	$(1,710)	$(941)	$(11,227)

See accompanying notes to condensed consolidated unaudited financial statements.

ONLINE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Operating activities
Net income (loss)	$6,698	$(3,803)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax benefit	3,123	(2,579)
Depreciation and amortization	9,795	12,274
Equity compensation expense	2,136	1,785
Amortization of debt issuance costs	439	187
Loss on disposal of assets	828	5
Provision for losses on accounts receivable	304	73
Change in fair value of theoretical swap derivative	(244)	(555)
Reserve for potential legal liability	—	7,700
Changes in certain other assets and liabilities	(5,706)	1,108

Net cash provided by operating activities	17,373	16,195

Investing activities
Purchases of property and equipment	(5,168)	(5,630)

Net cash used in investing activities	(5,168)	(5,630)

Financing activities
Net proceeds from issuance of common stock	(72)	750
Debt issuance costs		(815)
Repayment of 2007 Notes	(9,000)	(14,500)

Net cash used in financing activities	(9,072)	(14,565)

Net increase (decrease) in cash and cash equivalents	3,133	(4,000)
Impact of foreign currency	32	(35)
Cash and cash equivalents at beginning of year	31,290	29,127

Cash and cash equivalents at end of period	$34,455	$25,092

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

INTERIM FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In the opinion of management, the condensed consolidated unaudited financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2011, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 14, 2012. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

In June 2011, the FASB issued updated guidance for disclosing comprehensive income. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that the Company present components of comprehensive income in either one continuous statement or two separate but consecutive statements and no longer permits the presentation of comprehensive income in the consolidated statement of stockholders’ equity. The Company adopted this new guidance effective January 1, 2012, as required.

In May 2011, the FASB issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The FASB also amended fair value disclosure requirements also were amended. The Company’s adoption of this guidance in the first quarter 2012 did not materially impact the Company’s financial disclosures.

2. SENIOR SECURED NOTES

On September 25, 2012, the Company amended its senior secured credit facilities through February 21, 2013. The Company has an agreement with Bank of America which finances its senior secured notes (“2007 Notes”). The prior agreement provided a $12.0 million revolver (“Revolver”) under which the Company could secure up to $10.0 million in letters of credit. Available credit under the Revolver had been reduced by approximately $10 million as a result of letters of credit the bank has issued. Under the amended agreement the Revolver will be reduced to $5.0 million upon the expiration of the current letter of credit in the 4th quarter of 2012. The Company made principal payments of $9.0 million and $14.5 million on the 2007 Notes in the nine months ended September 30, 2012 and 2011, respectively, reducing the outstanding principal to $11.3 million as of September 30, 2012. The Company will make periodic principal payments until the 2007 Notes are due in 2013 as noted in the table below.

The interest rate on both the Revolver and the 2007 Notes is the one month London Interbank Offer Rate (“LIBOR”) plus 275 to 325 basis points based upon the Company’s Consolidated Leverage Ratio (defined in the 2007 Notes), and is payable monthly. At September 30, 2012, the margin was 275 basis points. The average interest rate for the nine months ended September 30, 2012 was 4.72%. The 2007 Notes and the Revolver are secured by the assets of the Company.

Maturities of long-term debt for each of the next 5 months are as follows (in thousands):

Year	Maturing Amounts
2012 (October 1, 2012 - December 31, 2012)	$4,000
2013	$7,250

3. DERIVATIVE INSTRUMENTS

Theoretical Swap Derivative

The Company bifurcated the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock (“Series A-1 Preferred Stock”) issued in conjunction with the Princeton eCom acquisition on July 3, 2006 as required by GAAP. The Company determined that the embedded derivative represents a theoretical swap between the fixed rate of return on the accrued, but unpaid dividends and the variable rate actually accrued on the unpaid dividends. This embedded derivative is marked to market at the end of each reporting period through earnings and an adjustment to other assets as required by the FASB ASC Derivative and Hedging Topic. There is no active market quote available for the fair value of the embedded derivative. Thus, management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.

The following table presents the fair value of the theoretical swap derivative instrument included within the condensed consolidated balance sheet at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011	Balance Sheet Location
Asset Derivatives:

Theoretical swap (1)	$6,794	$6,550	Other assets

(1)	See Note 10, Fair Value Measurements, for a description of how the derivatives shown above are valued.

The following table presents the amounts affecting the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Theoretical Swap (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Not Designated as Hedging Instrument:	2012	2011	2012	2011
Amount of gain recognized in income on derivative, pre tax	$35	$36	$244	$555

4. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A-1 Redeemable Convertible Preferred Stock

Pursuant to the Company’s restated certificate of incorporation, as amended, the Board of Directors has the authority, without further action by the common stockholders, to issue up to 3,000,000 shares of preferred stock in one or more series. Of these 3,000,000 shares of preferred stock, 75,000 shares have been designated Series A-1 Preferred Stock. Subject to certain exceptions related to the amendment of the certificate of incorporation, the election of one director, the issuance of additional securities, or debt or the payment of dividends, the Series A-1 Preferred Stock votes as a single class and on an as converted basis with the common stock.

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

The Series A-1 Preferred Stock has a redemption value of 115% of the face value of the stock, on or after seven years from the date of issuance, or July 3, 2013. The Company accounts for the securities by accreting to its expected redemption value over the period from the date of issuance to the first expected redemption date. The Company recognized $0.4 million for each of the three months ended September 30, 2012 and 2011, and $1.3 million and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively, to adjust for the redemption value at maturity.

The Series A-1 Preferred Stock has a feature that grants holders the right to receive under certain circumstances dividend like returns that accumulate at 8% per annum. This 8% per annum return is convertible into shares of common stock, subject to the conversion limit noted above; however the Company has the right to pay the 8% per annum return in cash in lieu of conversion into common stock. For each of the three months ended September 30, 2012 and 2011, $1.5 million and for each of the nine months ended September 30, 2012 and 2011, $4.5 million of preferred stock accretion was recognized in the consolidated statements of operations, for the 8% per annum cumulative dividends. The right of the holder to receive the accrued, but unpaid return is based on a variable interest rate, and as such the difference between the fixed and variable rate of returns is a theoretical swap derivative. The Company bifurcates this theoretical swap and accounts for it as a stand alone derivative. For the three months ended September 30, 2012 and 2011, $0.5 million and $0.4 million and $1.3 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively, of preferred stock accretion expense was recognized for the fixed return on the accrued, unpaid return on the preferred stock in the condensed consolidated statements of operations.

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

Finally, the cost to issue the Series A-1 Preferred Stock of $5.1 million is accreted, over a seven year period or through July 2013, back to the redemption value of the Series A-1 Preferred Stock and generated an additional $0.2 million of preferred stock accretion, in the consolidated statements of operations, for each of the three months ended September 30, 2012 and 2011 and $0.6 million for each of the nine months ended September 30, 2012 and 2011.

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

Upon any redemption, whether at the election of the Company or the holder of the Series A-1 Preferred, the redemption price per share will be equal to 115% of the original purchase price of a share of Series A-1 Preferred Stock plus accrued and unpaid returns (which accrue from the date of issuance at 8% per annum on the original purchase price for such share) and an escalation accrual on such share. The redemption price is to be paid in cash. Due to the fact that the escalation accrual is variable based on the iMoneyNet First Tier Institutional Average, the actual redemption price on or after July 3, 2013 cannot be determined with certainty at this time. However, the Company estimates that the redemption price for all of the issued and outstanding shares of Series A-1 Preferred Stock at July 3, 2013 will be approximately $129.1 million.

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

•

engaged in discussions with the holder of our Series A-1 Preferred Stock and other third parties as to possible alternative approaches to the Series A-1 Preferred Stock holder’s delivery of a redemption notice to the Company in July 2013.

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

The results of operations from these reportable segments were as follows for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Banking	EBPP	Corporate(1)	Total
Three months ended September 30, 2012:
Revenues	$20,211	$21,083	$—	$41,294
Costs of revenues	12,162	9,529	—	21,691

Gross profit	8,049	11,554	—	19,603
Operating expenses	5,486	5,228	5,500	16,214

Income (loss) from operations	$2,563	$6,326	$(5,500)	$3,389

Three months ended September 30, 2011:
Revenues	$20,260	$18,151	$—	$38,411
Costs of revenues	11,564	9,630	—	21,194

Gross profit	8,696	8,521	—	17,217
Operating expenses	5,362	4,868	5,101	15,331

Income (loss) from operations	$3,334	$3,653	$(5,101)	$1,886

Nine months ended September 30, 2012:
Revenues	$58,758	$64,251	$—	$123,009
Costs of revenues	34,515	27,847	—	62,362

Gross profit	24,243	36,404	—	60,647
Operating expenses	16,479	15,808	16,792	49,079

Income (loss) from operations	$7,764	$20,596	$(16,792)	$11,568

Nine months ended September, 2011:
Revenues	$62,136	$53,882	$—	$116,018
Costs of revenues	34,486	29,474	—	63,960

Gross profit	27,650	24,408	—	52,058
Operating expenses	19,161	16,234	22,548	57,943

Income (loss) from operations	$8,489	$8,174	$(22,548)	$(5,885)

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

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

The Company did not experience any impairment of goodwill or other intangible assets for the three or nine months ended September 30, 2012 or 2011. If market conditions weaken, the Company’s revenue and cost forecasts may not be achieved and the Company may incur charges for goodwill impairment, which could be significant and could have a material negative effect on our results of operations. The Company’s common stock price ranged from $2.19 to $2.93 during the three months ended September 30, 2012. Were the stock price to decline below this range, it may require the Company to evaluate whether or not the decline in stock price indicated an impairment requiring reevaluation of the goodwill. The Company will continue to monitor its financial performance, stock price, and other factors in order to determine if there are any indicators of impairment.

7. STOCK BASED COMPENSATION

At September 30, 2012, the Company had three stock-based employee compensation plans. The compensation expense for stock-based compensation was $0.7 million and $0.6 million for the three months and $2.2 million and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively. A portion of the stock based compensation cost has been capitalized as part of software development costs and deferred costs. For each of the three and nine months ended September 30, 2012 and 2011, less than $0.1 million was capitalized as part of software development costs and deferred costs.

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

Stock Options

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the table and discussion that follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Dividend yield	—	—	—	—
Expected volatility	n/a	0%	66%	66%
Risk-free interest rate	n/a	0%	1.25%	2.63%
Expected life in years	6.3	0	6.4	6.4

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

A summary of stock option activity as of September 30, 2012, and changes in the period then ended is presented below (in thousands, except exercise price and remaining contract term data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,752	$5.78
Granted	26	$2.53
Exercised	—	$—
Forfeited or expired	(793)	$4.93

Outstanding at September 30, 2012	985	$6.38	3.51	$—

Vested or expected to vest at September 30, 2012	971	$6.42	3.48	$—
Exercisable at September 30, 2012	806	$6.85	3.16	$—

At September 30, 2012, approximately 673,000 shares of stock options were outstanding under the 1999 Stock Option Plan (the “1999 Plan”) and 2005 Plan. Additionally, approximately 312,000 stock options were outstanding outside the 1999 and 2005 Plans as of September 30, 2012.

No options were granted during the three months ended September 30, 2012 and 2011, respectively and the weighted average grant date fair value of the options granted was $1.54 and $2.40 per share during the nine months ended September 30, 2012 and 2011, respectively. In the table above, the total intrinsic value is calculated as the difference between the market price of the Company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the grant price. The intrinsic value of options exercised in the three months ended September 30, 2012 and 2011 was $0.0 million and $0.1 million, respectively and $0.0 million and $0.4 million, respectively, for the nine months ended September 30, 2012 and 2011.

As of September 30, 2012, there was $0.4 million of total unrecognized compensation cost related to stock options granted under the 1999 and 2005 Plans. This cost is expected to be recognized over a weighted average period of 1.9 years.

Cash received from option exercises under all share-based payment arrangements for the three months ended September 30, 2012 and 2011 was $0.0 million and $0.2 million, respectively, and $0.0 million and $0.8 million for the nine months ended September 30, 2012 and 2011, respectively, net of shares repurchased to cover the cost of certain exercises and taxes. The tax benefits related to the deductions from option exercises of the share-based payment arrangements will be recognized when those deductions, currently being carried forward as net operating losses, reduce taxes payable.

Restricted Stock Units

A summary of the Company’s non-vested restricted stock units as of the nine months ended September 30, 2012, and changes for the period then ended, is presented below (in thousands, except grant-date fair value data):

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2012	1,318	$3.54
Granted	1,116	$2.35
Vested	(662)	$3.26
Forfeited	(95)	$4.06

Non-vested at September 30, 2012	1,677	$2.83

At September 30, 2012, there were approximately 1,436,000 shares of non-vested restricted stock units under the 1999 or 2005 Plans. Additionally, approximately 241,000 restricted stock units were outstanding outside the Company’s plans as of September 30, 2012.

The fair value of non-vested units is determined based on the opening trading price of the Company’s shares on the grant date. As of September 30, 2012, there was $3.5 million of total unrecognized compensation cost related to non-vested restricted stock units granted under the 2005 Plan. This cost is expected to be recognized over a weighted average period of 1.5 years.

8. INCOME TAXES

The Company recorded income tax expense based on the estimated effective tax rate for the full year, adjusted for non-forecastable items recorded during the first nine months of 2012.

The Company’s effective tax rate was 20.3% and 48.3% for the three months ended September 30, 2012 and 2011, respectively and 35.4% and 38.5% for the nine months ended September 30, 2012 and 2011, respectively. The year over year change in the effective tax rate relates to permanent differences, state taxes, the impact of an adjustment to recognize the benefit of certain state tax net operating losses of approximately $0.7 million and a stock based compensation adjustment of approximately $0.2 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests. During the three months ended September 30, 2012, the Company recorded an adjustment to recognize the benefit of certain state tax net operating losses that should have been recognized in prior years. The Company has determined that the impact of this adjustment is not material to the financial statements for the three and nine months ended September 30, 2012.

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

9. NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted net loss available to common stockholders per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$2,364	$826	$6,698	$(3,803)
Preferred stock accretion	2,590	2,501	7,671	7,389

Net loss available to common shareholders	$(226)	$(1,675)	$(973)	$(11,192)

Weighted average shares outstanding used in calculation of net loss available to common stockholders per share:
Basic	32,723	32,032	32,512	31,815
Dilutive stock options	—	—	—	—

Diluted	32,723	32,032	32,512	31,815

Net loss available to common stockholders per share:
Basic	$(0.01)	$(0.05)	$(0.03)	$(0.35)
Diluted	$(0.01)	$(0.05)	$(0.03)	$(0.35)

Approximately 7,190,286 and 8,018,863 shares of common stock equivalents for the three months ended September 30, 2012 and 2011, respectively, and approximately 7,137,814 and 7,807,940 shares of common stock equivalents for the nine months ended September 30, 2012 and 2011, respectively were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

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

The tables below show how the Company categorizes certain financial assets and liabilities based on the types of inputs used in valuation techniques for measuring fair value:

	Fair Value Measurements at September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$4,202	$—	$—	$4,202
Theoretical swap derivative(1)	—	—	6,794	6,794

	$4,202	$—	$6,794	$10,996

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets (in thousands):
Merrill Lynch Institutional Fund	$7,195	$—	$—	$7,195
Theoretical swap derivative(1)	—	—	6,550	6,550

	$7,195	$—	$6,550	$13,745

(1)	Represents the fair market value of the embedded derivative associated with the Series A-1 Redeemable Convertible Preferred Stock issued in conjunction with the Princeton eCom acquisition on July 3, 2006. Management measures fair value of the derivative by estimating future cash flows related to the asset using a forecasted iMoney Net First Tier rate based on the one-month LIBOR rate adjusted for the historical spread for the estimated period in which the Series A-1 Preferred Stock will be outstanding.

The following tables are summaries of the Company’s financial assets that use Level 3 inputs to measure fair value (in thousands):

Theoretical Swap Derivative
Balance as of January 1, 2012	$6,550
Realized and unrealized gain(1)	244

Balance as of September 30, 2012	$6,794

Theoretical Swap Derivative
Balance as of January 1, 2011	$6,003
Realized and unrealized gain(1)	555

Balance as of September 30, 2011	$6,558

(1)	The realized and unrealized gains are included as interest expense in the condensed consolidated statements of operations for the nine months ended September 30, 2012 and September 30, 2011.

11. OPERATIONS BY GEOGRAPHIC AREA

The following table presents certain enterprise-wide information about the Company’s operations by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
United States	$41,294	$38,411	$123,009	$116,018
India	—	—	—	—

	$41,294	$38,411	$123,009	$116,018

	As of September 30,
	2012	2011
Long-lived assets
United States	$18,068	$22,253
India	283	26

	$18,351	$22,279

12. COMMITMENTS & CONTINGENCIES

As previously disclosed by the Company, in the civil action lawsuit styled Lawlor v. Online Resources Corp., Case No. 2010- 5601, Fairfax County Circuit Court (Nov. 8, 2011), appeal granted, No. 120208 (Va. June 6, 2012), Matthew P. Lawlor, the Company’s former chairman and chief executive officer, in April 2011 obtained a jury verdict on several of the claims contained in his employment-related lawsuit against the Company. Mr. Lawlor was awarded $5,265,619 in damages plus pre-judgment interest and attorneys’ fees. As a result of this verdict against the Company, the Company recorded an aggregate reserve of $8.0 million. After post-trial motions and proceedings, on November 8, 2011 the court issued a judgment awarding Mr. Lawlor $5,265,619 in damages plus pre-judgment interest and $2,131,035 in attorneys’ fees plus applicable interest. The Company filed a petition for appeal with the Supreme Court of Virginia on February 3, 2012, asking the Court to reverse the judgment against the Company on the counts on which the Company lost at trial, in whole or in part. On June 6, 2012, the Supreme Court of Virginia granted the Company’s petition and heard the Company’s appeal on November 1, 2012. The Company does not expect a ruling on the appeal until January 2013. While the Company will continue to vigorously pursue its appeal of the judgment against the Company, and believes that it has meritorious grounds for appeal, there can be no assurance that it will prevail. If the Company is unable to have the judgment in favor of Mr. Lawlor reversed on appeal (in whole or in part), the judgment may become payable at a time when we have insufficient working capital or available funds. In that event, the Company may be required to seek additional funds that may not be available on commercially reasonable terms or at all. Further, even if we do have sufficient funds to pay the amount, if any, required to be paid as a result of the judgment, the use of the funds to pay the judgment will reduce the amount of funds available for our ongoing business operations. Under such circumstances, our financial condition could be materially and adversely affected.

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

In our EBPP segment, there are still a significant number of potential clients that do not offer services such as those we are in a position to provide to their customer base. Further, the competition to provide these services is more fragmented than it is in the banking market. These factors provide us with the opportunity to expand our client base. We also offer an innovative debt collection product that is attractive to a number of large and mid-sized potential clients. For a portion of our EBPP business, our revenue is tied to the value of the payment being made which exposes us to the impact of economic factors on these payments. We also continuously monitor the potential risks that we face due to the interfaces we have with, and our reliance on, various payments networks.

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

Registered end-users using account presentation, bill payment or both, and the payment transactions executed by those end-users are the major drivers of our revenues. Since September 30, 2011, the number of users of our account presentation services increased 31%, and the number of users of our payment services increased 9%, for an overall 13% increase in users.

We are headquartered in Chantilly, Virginia. We also maintain operations facilities in Princeton, New Jersey, Parsippany, New Jersey, Woodland Hills, California, Columbus, Ohio, Pleasanton, California, Atlanta, Georgia, Bangalore, India and an additional data center facility in Newark, New Jersey. We were incorporated in Delaware in 1989.

Registered end-users using account presentation, bill payment or both, and the payment transactions executed by those end-users are the major drivers of our revenues. At September 30, 2012, in comparison to June 30, 2012, the number of users of our account presentation services increased 12% and the number of users of our payment services increased 3%, for an overall 5% increase in users.

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

As a network-based service and software provider, we have made substantial up-front investments in infrastructure, particularly for our proprietary systems. We invested approximately $2.0 million and $1.6 million for the three months ended September 30, 2012 and September 30, 2011, respectively. These investments were made to create new products, enhance the functionality of existing products and improve our infrastructure. Product enhancements allow us to remain competitive, retain existing clients and attract new clients. New products allow us to increase revenue and attract new clients. Infrastructure investments allow us to leverage ongoing advances in technology to improve our operating efficiency and capture cost savings.

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

Results of Operations The following table presents the summarized results of operations for our two reportable segments, Banking and EBPP (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenues:
Banking	$20,211	49%	$20,260	53%	$58,758	48%	$62,136	54%
EBPP	21,083	51%	18,151	47%	64,251	52%	53,882	46%

Total	$41,294	100%	$38,411	100%	$123,009	100%	$116,018	100%

	Dollars	Margin	Dollars	Dollars	Margin	Margin	Dollars	Margin
Gross profit:
Banking	$8,049	40%	$8,696	43%	$24,243	41%	$27,650	45%
EBPP	11,554	55%	8,521	47%	36,404	57%	24,408	44%

Total	$19,603	47%	$17,217	45%	$60,647	49%	$52,058	45%

Operating expenses:
Banking	$5,486	34%	$5,362	35%	$16,479	34%	$19,161	33%
EBPP	5,228	32%	4,868	32%	15,808	32%	16,234	28%
Corporate(1)	5,500	34%	5,101	33%	16,792	34%	22,548	39%

Total	$16,214	100%	$15,331	100%	$49,079	100%	$57,943	100%

	Dollars	Margin	Dollars	Margin	Dollars	Margin	Dollars	Margin
Income from operations:
Banking	$2,563	13%	$3,334	16%	$7,764	13%	$8,489	14%
EBPP	6,326	30%	3,653	20%	20,596	33%	8,174	15%
Corporate(1)	(5,500)		(5,101)		(16,792)		(22,548)

Total	$3,389	8%	$1,886	5%	$11,568	9%	$(5,885)	(5%)

(1)	Corporate expenses are primarily comprised of corporate general and administrative expenses that are not considered in the measure of segment profit or loss used to evaluate the segments.

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Revenues

We generate revenues from account presentation, payment, relationship management and professional services and other revenues.

	Three Months Ended September 30,		Change
	2012(1)	2011(1)	Difference(1)%
Revenues:
Account presentation services	$2,744	$2,918	$(174)	(6)%
Payment services	29,384	28,082	1,302	5%

Relationship management services	1,505	1,664	(159)	(10)%
Professional services and other	7,661	5,747	1,914	33%

Total revenues	$41,294	$38,411	$2,883	8%

Payment metrics:
Banking payment transactions	36,226	36,659	(433)	(1)%
Biller payment transactions	25,616	22,174	3,442	16%

(1)	In thousands except percentages

Account Presentation Services. Both the Banking and EBPP segments contribute to account presentation services revenues, which decreased 6%, or $0.2 million, to $2.7 million. The decrease is primarily due to a $0.1 million increase in user fees and license fees and a $0.1 million increase in account maintenance fees, partially offset by a $0.3 million decrease in hosting fees and by $0.1 million decrease in card usage fees.

Payment Services. Both the Banking and EBPP segments contribute to payment services revenues, which increased 5% or $1.3 million, to $29.4 million. The increase is primarily due to a $2.8 million increase in transaction fees offset by a $1.4 million decrease in user and license fees and a $0.1 million decrease in account maintenance fees.

Relationship Management Services. Composed of revenues from the Banking segment, relationship management services revenues decreased 10%, or $0.2 million, to $1.5 million. The decrease is primarily due to a $0.1 million decrease in user, license and new user set up fees and a $0.1 million decrease in marketing program revenues.

Professional Services and Other. Both the Banking and EBPP segments contribute to professional services and other revenues, which increased 33%, or $1.9 million, to $7.7 million. The increase is primarily due to a $0.6 million increase in professional service fees, a $0.2 million increase in user and license fees, $0.7 million increase in cancellation fees and a $0.4 million increase in implementation fees.

Costs and Expenses

	Three Months Ended September 30,		Change
	2012(1)	2011(1)	Difference(1)%
Revenues	$41,294	$38,411	$2,883	8%
Costs of revenues	21,691	21,194	497	2%

Gross profit	19,603	17,217	2,386	14%
Gross margin	47%	45%
Operating expenses
General and administrative	8,743	7,966	777	10%
Sales and marketing	5,001	4,760	241	5%
Systems and development	2,470	2,605	(135)	(5)%

Total operating expenses	16,214	15,331	883	6%

Income from operations	3,389	1,886	1,503	80%
Other income (expense)
Interest income	29	21	8	38%
Interest and other (expense) income	(452)	(310)	142	46%

Total other income (expense)	(423)	(289)	(134)	(46)%

Income before tax provision	2,966	1,597	1,369	86%
Income tax provision	602	771	(169)	22%

Net income	2,364	826	1,538	186%
Preferred stock accretion	2,590	2,501	89	4%

Net loss available to common stockholders	$(226)	$(1,675)	$1,449	87%

Net loss available to common stockholders per share:
Basic	$(0.01)	$(0.05)	$0.04	80%
Diluted	$(0.01)	$(0.05)	$0.04	80%
Shares used in calculation of net loss available to common stockholders per share:
Basic	32,723	32,032	691	2%
Diluted	32,723	32,032	691	2%

(1)	In thousands except for per share amounts and percentages.

Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues increased $0.5 million, or 2%, to $21.7 million for the three months ended September 30, 2012 due to an increase in employee compensation of $0.3 million, an increase in amortization of internally developed software of $0.2 million, an increase in data communication costs of $0.2 million, an increase in consulting costs of $0.2 million and an increase in partnership commissions of $0.1 million offset by a decrease in interchange fees of $0.2 million.

Gross Profit. Gross profit increased $2.4 million for the three months ended September 30, 2012 and gross margin as a percentage of revenues increased from 45% in the prior year quarter to 47% in the current quarter.

General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses increased $0.8 million, or 10%, to $8.7 million for the three months ended September 30, 2012 due to an increase in consultant and legal fees of $0.6 million and an increase in sales and use tax of $0.2 million.

Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses increased $0.2 million, or 5%, to $5.0 million for the three months ended September 30, 2012. The primary reason for the increase is increased employee compensation and bonus expense of $0.2 million.

Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the development of new services and products and new technology to enhance existing products. Systems and development expenses decreased by $0.1 million, or 5%, to $2.5 million for the three months ended September 30, 2012 primarily due to decreased consultant costs of $0.2 million offset by increased employee compensation and bonus expense of $0.1 million.

Income from Operations. Income from operations increased $1.5 million, or 80%, to $3.4 million income for the three months ended September 30, 2012. The increase is due to increased gross profit offset by decreased operating expenses.

Interest Income. Interest income remained constant for the three months ended September 30, 2012 compared to the same period in the prior year.

Interest and Other Expense (Income). Interest and other expense increased $0.1 million or 46%, to $0.5 million for the three months ended September 30, 2012. The increase is due to a $0.1 million increase in other interest expense.

Income Tax Provision. We recognized tax expense for the three months ended September 30, 2012, as a result of $3.0 million of income before income taxes generated during the third quarter of 2012. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent differences, state taxes, the impact of an adjustment to recognize the benefit of certain state tax net operating losses of approximately $0.7 million and a stock based compensation adjustment of approximately $0.1 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.

Preferred Stock Accretion. The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased 4% due to compounding of dividends.

Net Loss Available to Common Stockholders. Net loss available to common stockholders decreased $1.5 million to a net loss of $0.2 million for the three months ended September 30, 2012, compared to net loss of $1.7 million for the three months ended September 30, 2011. Basic and diluted net loss available to common stockholders per share was $0.01 for the three months ended September 30, 2012, compared to a net loss available to common stockholders of $0.05 for the three months ended September 30, 2011. Basic and diluted shares outstanding increased by 2% primarily as a result of shares issued in connection with the exercise of stock options, issuance of restricted stock units and our employees’ participation in the employee stock purchase plan.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Revenues

Revenues increased $7.0 million, or 6%, to $123.0 million for the nine months ended September 30, 2012.

	Nine Months Ended September 30,		Change
	2012(1)	2011(1)	Difference(1)%
Revenues:
Account presentation services	$8,548	$8,378	$170	2%
Payment services	89,662	85,948	3,714	4%

Relationship management services	4,565	5,195	(630)	(12)%
Professional services and other	20,234	16,497	3,737	23%

Total revenues	$123,009	$116,018	$6,991	6%

Payment metrics:
Banking transactions	109,648	112,012	(2,634)	(2)%
Biller payment transactions	72,606	65,404	7,202	11%

Notes:

(1)	In thousands except percentages

Account Presentation Services. Both the Banking and EBPP segments contribute to account presentation services revenues, which increased 2%, or $0.2 million, to $8.5 million. This is primarily due to a $0.7 million increase in license fees, user fees and account maintenance fees offset by a decrease of a $0.5 million in card usage fees and hosting fees.

Payment Services. Both the Banking and EBPP segments contribute to payment services revenues, which increased 4%, or $3.7 million, to $89.7 million. This is primarily due to a $7.4 million increase in transaction fees, a $0.2 million increase in license fees offset by a decrease of $3.6 million in user fees and a $0.3 decrease in account maintenance fees.

Relationship Management Services. Primarily composed of revenues from the Banking segment, relationship management services revenues decreased 12%, or $0.6 million to $4.6 million due to a $0.3 million decrease in user fees, a $0.2 million decrease in new user set up fees and a $0.1 million decrease in revenues from marketing programs and other.

Professional Services and Other. Both the Banking and EBPP segments contribute to professional services and other revenues, which increased 23%, or $3.7 million to 20.2 million. The increase is due to a $2.7 million increase in professional service fees, a $0.4 million increase in telecom and training charges and a $0.4 million increase in user and license fees, a $0.1 million increase in implementation fees and a $0.1 million increase in cancellation fees.

Costs and Expenses

	Nine Months Ended September 30,		Change
	2012(1)	2011(1)	Difference(1)%
Revenues	$123,009	$116,018	$6,991	5%
Costs of revenues	62,362	63,960	(1,598)	(2)%

Gross profit	60,647	52,058	8,589	16%
Gross margin	49%	45%
Operating expenses
General and administrative	26,556	27,127	(571)	(2)%
Reserve for potential legal liability	—	7,700	(7,700)	(100)%
Sales and marketing	14,674	15,165	(491)	(3)%
Systems and development	7,849	7,951	(102)	(1)%

Total operating expenses	49,079	57,943	(8,864)	(15)%

Income (loss) from operations	11,568	(5,885)	17,453	297%
Other income (expense)
Interest income	78	77	1	0%
Interest and other (expense) income	(1,277)	(378)	899	238%

Total other income (expense)	(1,199)	(301)	898	298%

Income (loss) before tax provision (benefit)	10,369	(6,186)	16,555	268%
Income tax provision (benefit)	3,671	(2,383)	6,054	254%

Net income (loss)	6,698	(3,803)	10,501	276%
Preferred stock accretion	7,671	7,389	282	4%

Net loss available to common stockholders	$(973)	$(11,192)	$10,219	91%

Net loss available to common stockholders per share:
Basic	$(0.03)	$(0.35)	$0.32	91%
Diluted	$(0.03)	$(0.35)	$0.32	91%
Shares used in calculation of net loss available to common stockholders per share:
Basic	32,512	31,815	697	2%
Diluted	32,512	31,815	697	2%

Notes:

(1)	In thousands except for per share amounts and percentages.

Costs of Revenues. Costs of revenues encompass the direct expenses associated with providing our services. These expenses include telecommunications, payment processing, systems operations, customer service, implementation and professional services work. Costs of revenues decreased $1.6 million, or 2%, to $62.4 million for the nine months ended September 30, 2012 due to a decrease in interchange fees of $2.2 million offset by a $0.2 million increase in amortization of deferred implementation costs, a $0.1 million increase in employee compensation costs and a $0.1 million increase in partnership commission expense.

Gross Profit. Gross profit increased $8.6 million for the nine months ended September 30, 2012 and gross margin as a percentage of revenues increased from 45% in the prior nine months ended September 30, 2011 to 49% for the nine months ended September 30, 2012.

General and Administrative. General and administrative expenses primarily consist of salaries for executive, administrative and financial personnel, consulting expenses and facilities costs such as office leases, insurance and depreciation. General and administrative expenses decreased $0.6 million, or 2%, to $26.6 million for the nine months ended September 30, 2012 due to a decrease in legal fees of $1.2 million offset by an increase in consultant costs of $0.5 million and an increase in repair and maintenance costs of $0.1 million.

Reserve for potential legal liability. In 2011, the Company accrued $7.7 million to reflect a jury award, statutory interest and estimate of legal fees which may be recoverable by the Company’s former Chairman and Chief Executive Officer, Matthew P. Lawlor, related to a lawsuit he filed against the Company.

Sales and Marketing. Sales and marketing expenses include salaries and commissions paid to sales and client services personnel and other costs incurred in selling our services and products. Sales and marketing expenses decreased $0.5 million, or 3%, to $14.7 million for the nine months ended September 30, 2012. The decrease is due to decreased amortization of intangible assets of $0.6 million, and decreased partnership commission of $0.1 million offset by increased employee compensation of approximately $0.3 million.

Systems and Development. Systems and development expenses include salaries, consulting fees and all other expenses incurred in supporting the research and development of new services and products and new technology to enhance existing products. Systems and development expenses remained constant for the nine months ended September 30, 2012 compared to the same period in the prior year.

Income (Loss) from Operations. Income (loss) from operations increased $17.5 million for the nine months ended September 30, 2012 compared to the same period in the prior year.

Interest Income. Interest income remained constant for the nine months ended September 30, 2012 compared to the same period in the prior year.

Interest and Other Expense. Interest and other expense increased by $0.9 million for the six months ended September 30, 2012 due to a $0.3 million decrease in change in value of theoretical swap derivative, a $0.3 million increase in other interest expense and a $0.2 million increase in debt amortization costs.

Income Tax Provision (Benefit). We recognized tax expense for the nine months ended September 30, 2012, as a result of $10.4 million of income before income taxes generated during the first nine months of 2012. Our effective tax rate for the period was 35.4%. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent differences, state taxes, the impact of an adjustment to recognize the benefit of certain state tax net operating losses of approximately $0.7 million and a stock based compensation adjustment of approximately $0.1 million relating to the difference between the expected deduction from stock based compensation which is based upon the fair value of the award at the date of issuance and the actual deduction taken which is based upon the fair value of the award at the time the award is exercised or vests.

Preferred Stock Accretion. The accretion related to the Series A-1 Preferred Stock issued on July 3, 2006 increased 4% due to compounding of dividends.

Net Loss Available to Common Stockholders. Net loss available to common stockholders decreased $10.2 million to net loss of $1.0 million for the nine months ended September 30, 2012, compared to net loss of $11.2 million for the nine months ended September 30, 2011. Basic and diluted net loss available to common stockholders per share was $0.03 for the nine months ended September 30, 2012, compared to a net loss available to common stockholders of $0.35 for the nine months ended September 30, 2011. Basic and diluted shares outstanding increased by 2% primarily as a result of shares issued in connection with the exercise of stock options, issuance of restricted stock units and our employees’ participation in the employee stock purchase plan.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $17.4 million for the nine months ended September 30, 2012. This represented a $1.2 million increase in cash provided by operating activities compared to the same period in the prior year, which was primarily the result of an increase in net income of $10.5 million, increase in deferred tax benefit of $5.7 million offset by the prior year impact of the reserve for potential legal liability and a decrease in changes in certain other assets and liabilities of $6.8 million.

Net cash used by investing activities for the nine months ended September 30, 2012 and 2011 was $5.2 million and $5.6 million, respectively, which was the result of capital expenditures.

Net cash used by financing activities was $9.1million and $14.6 million for the nine months ended September 30, 2012 and 2011, respectively, which was primarily the result of payments on our 2007 Notes.

On February 21, 2013, the Company’s senior secured credit facility will mature. Bank of America, the Administrative Agent, acting on behalf of the lenders, has advised the Company that it does not plan to renew or extend our credit facility. As a result, the Company will be required to pay in full all outstanding amounts under the credit facility. In addition, in connection with the Company’s appeal of the judgment handed down in the litigation brought against the Company by Mr. Lawlor, the Company was required to post security with the court in the form of an irrevocable standby letter of credit in an amount not exceeding $8,446,143 (as discussed in Note 12 – Commitments & Contingencies). Bank of America issued this letter of credit under the credit facility. As a result of the fact that Bank of America will not renew the credit facility, it is anticipated that Mr. Lawlor will call on the letter of credit and Bank of America will be required to pay the full amount of the letter of credit to the court as cash security for the appeal. In that event, the Company will be required to repay such amount, in addition to all other amounts outstanding under the credit facility, on February 21, 2013. This will result in the Company having to use existing cash to repay the bank unless the Company is successful in replacing the credit facility. The Company believes that it will have sufficient cash on hand on February 21, 2013 to pay all amounts owed under the credit facility and to continue its operations in the ordinary course of business. As a result, the Company does not believe the non-renewal of the credit facility will have a material adverse effect on the Company.

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

The Company’s current cash balance and projected cash flows are not sufficient to repay both the $11.3 million in 2007 Notes due in 2013 and the Series A-1 Preferred Stock redemption value of 115% of the face value of the stock plus accrued dividends and escalation accrual putable on or after July 3, 2013 and the reserve for potential legal liability should it become payable. If we are unable to obtain additional financing or renegotiate our existing debt facility and preferred security, there can be no assurance that we will be able to make the necessary payments.

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

•

engaged in discussions with the holder of our Series A-1 Preferred Stock and other third parties as to possible alternative approaches to the Series A-1 Preferred Stock holder’s delivery of a redemption notice to the Company in July 2013.

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

Commitments and Contingencies

Contingent liabilities are discussed in Note 12 to the condensed consolidated unaudited financial statements included in this 10-Q.

Our material commitments under operating leases and notes payable are as follows (in thousands):

		For the Years Ended
	Total	2012(1)	2013	2014	2015	2016	Thereafter
Operating leases	$14,226	$1,168	$4,672	$4,026	$2,051	$1,967	$342
Notes payable(2)	11,250	4,000	7,250	—	—	—	—

Total obligations	$25,476	$5,168	$11,922	$4,026	$2,051	$1,967	$342

(1)	For the period October 1, 2012 through December 31, 2012.

(2)	Senior secured debt (“2007 Notes”)

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

We earn float interest in clearing accounts that hold funds collected from end-users until they are disbursed to receiving merchants or financial institutions. The float interest we earn on these clearing accounts is considered in our determination of the fee structure for clients and represents a portion of the payment for our services. As such, the float interest earned is classified as payment services revenue in our condensed consolidated statements of operations. This float interest revenue is exposed to changes in the general level of U.S. interest rates as it relates to the balances of these clearing accounts. The float interest totaled $0.1 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively. If there was a change in interest rates of 1% as of September 30, 2012, revenues associated with float interest would have increased by approximately $0.5 million for the three months ended September 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, and for internal controls over financial reporting.

(a) As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and interim principal financial officer (“PFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Due to the resignation of our Chief Financial Officer in April, 2012, our CEO currently serves as both principal executive officer and interim principal financial officer pending the hiring of a new Chief Financial Officer. Based on that evaluation, the CEO has concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management including our CEO and PFO as appropriate to allow timely decisions regarding disclosures.

(b) There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2012 (as required by Exchange Act Rules 13a-15(d) and 15d-15(d)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the civil action lawsuit styled, Lawlor v. Online Resources Corp., Case No. 2010-5601, Fairfax County Circuit Court (Nov. 8, 2011), appeal filed, No. 120208 (Va. Feb. 3, 2012), Matthew P. Lawlor, the Company’s former chairman and chief executive officer, in April 2011 obtained a jury verdict on several of the claims contained in his employment-related lawsuit against the Company. Mr. Lawlor was awarded $5,265,619 in damages plus pre-judgment interest and attorneys’ fees. As a result of this verdict against the Company, we recorded an aggregate reserve of $8.0 million. After post-trial motions and proceedings, on November 8, 2011 the court issued a judgment awarding Mr. Lawler $5,265,619 in damages plus pre-judgment interest and $2,131,035 in attorneys’ fees plus applicable interest. On November 28, 2011 the Company suspended execution of the judgment, pending appeal, by posting security with the court in the form of an irrevocable standby letter of Credit in an amount not exceeding $8,446,143. We filed our petition for appeal with the Supreme Court of Virginia on February 3, 2012, asking the Court to reverse the judgment against the Company on the counts on which it lost at trial, in whole or in part. On June 6, 2012, the Supreme Court of Virginia granted the Company’s petition and heard the Company’s appeal on November 1, 2012. The Company does not expect a ruling on the appeal until January 2013. While the Company will continue to vigorously pursue its bid to appeal the judgment and believes that it has meritorious ground for appeal, there can be no assurance that the Company will prevail. If we are unable to obtain a grant of appeal, or to have the judgment in favor of Mr. Lawlor reversed on appeal, the judgment may become payable at a time when we have insufficient working capital or available funds. In that event, the Company may be required to seek additional funds that may not be available on commercially reasonable terms or at all. Further, even if we do have sufficient funds to pay the amount, if any, required to be paid as a result of the judgment, the use of the funds to pay the judgment will reduce the amount of funds available for our ongoing business operations. Under such circumstances, our financial condition could be materially and adversely affected.

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

On September 30, 2011 the Company filed a civil complaint for declaratory judgement against Autoscribe corporation and Pollin Patent Licensing, LLC in federal district court, in the case styled, Online Resources Corp. v. Autoscribe Corp. and Pollin Patent Licensing, LLC, U.S. Dist. Court for the District of MD, Southern/Greenbelt Div., Case No 8:11-cv-01801-JFM. The Company’s complaint sought declarations of non-infringement and invalidity with respect to two U.S. patents asserted by the defendants. The parties resolved this matter on a confidential basis and on May 23, 2012 the case was dismissed by the court.

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

ITEM 1A. RISK FACTORS

There have been no material changes to risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 14, 2012.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Form of Restated Certificate of Incorporation of the Company (incorporated by reference from our Amendment No.1 to the registration statement on Form S-1 (Registration No. 333-74777) filed on April 26, 1999).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference from our registration statement on Form S-8 (Registration No. 333-182774) filed on July 20, 2012).

3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference from our Form 10-Q for the period ended September 30, 2005 filed on August 19, 2005).
3.4	Amended and Restated Bylaws of the Company (incorporated by reference from our Form 10-K for the year ended December 31, 2008 filed on March 3, 2009).
10.1	Third Amendment to Credit Agreement dated as of September 25, 2012 among Online Resources Corporation, the Guarantors, the Lenders and Bank of America, N.A., as Administrative Agent.*

31.1	Rule 13a-14a Certificate of Chief Executive Officer.*

31.2	Rule 13a-14a Certificate of Chief Financial Officer.*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE RESOURCES CORPORATION

Date: November 8, 2012

	By:	/s/ Joseph L. Cowan
Joseph L. Cowan
President and Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer)